Form 10-Q
period 2013-06-30
HSBC Finance Corp
filed 2013-08-05
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

Part I.	FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Finance and other interest income	$591	$858	$1,364	$1,765
Interest expense on debt held by:
HSBC affiliates	50	40	101	80
Non-affiliates	303	427	631	886
Interest expense	353	467	732	966
Net interest income	238	391	632	799
Provision for credit losses	267	738	291	1,529
Net interest income (loss) after provision for credit losses	(29)	(347)	341	(730)
Other revenues:
Derivative related income (expense)	186	(424)	86	(219)
Gain (loss) on debt designated at fair value and related derivatives	119	92	135	(304)
Servicing and other fees from HSBC affiliates	6	9	13	18
Lower of amortized cost or fair value adjustment on receivables held for sale	372	(1,547)	826	(1,547)
Other income (loss)	(55)	5	(78)	(8)
Total other revenues	628	(1,865)	982	(2,060)
Operating expenses:
Salaries and employee benefits	51	35	115	79
Occupancy and equipment expenses, net	9	11	18	21
Real estate owned expenses	20	20	42	49
Other servicing and administrative expenses	48	94	153	160
Support services from HSBC affiliates	67	79	135	145
Total operating expenses	195	239	463	454
Income (loss) from continuing operations before income tax	404	(2,451)	860	(3,244)
Income tax (expense) benefit	(133)	939	(285)	1,227
Income (loss) from continuing operations	271	(1,512)	575	(2,017)
Discontinued operations (Note 2):
Income (loss) from discontinued operations before income tax	(76)	2,164	(195)	2,721
Income tax benefit (expense)	25	(910)	66	(1,117)
Income (loss) from discontinued operations	(51)	1,254	(129)	1,604
Net income (loss)	$220	$(258)	$446	$(413)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income (loss)	$220	$(258)	$446	$(413)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	38	(5)	206	50
Securities available-for-sale, not other-than temporarily impaired	—	15	(115)	6
Other-than-temporarily impaired debt securities available-for-sale	—	1	(1)	1
Pension and postretirement benefit plan adjustments, net of tax	1	1	1	1
Foreign currency translation adjustments, net of tax	9	(5)	(11)	—
Other comprehensive income, net of tax	48	7	80	58
Total comprehensive income (loss)	$268	$(251)	$526	$(355)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2013	December 31, 2012
	(in millions, except share data)
Assets
Cash	$261	$197
Interest bearing deposits with banks	434	1,371
Securities purchased under agreements to resell	5,342	2,160
Securities available-for-sale	—	80
Receivables, net (including $4.6 billion and $4.9 billion at June 30, 2013 and December 31, 2012, respectively, collateralizing long-term debt)	25,933	29,284
Receivables held for sale	4,991	6,203
Properties and equipment, net	70	71
Real estate owned	298	227
Deferred income taxes, net	2,754	3,889
Other assets	1,789	1,264
Assets of discontinued operations	175	2,032
Total assets	$42,047	$46,778
Liabilities
Debt:
Due to affiliates (including $478 million and $514 million at June 30, 2013 and December 31, 2012, respectively, carried at fair value)	$8,250	$9,089
Long-term debt (including $9.5 billion and $9.7 billion at June 30, 2013 and December 31, 2012, respectively, carried at fair value and $2.6 billion and $2.9 billion at June 30, 2013 and December 31, 2012, respectively, collateralized by receivables)	25,278	28,426
Total debt	33,528	37,515
Derivative related liabilities	3	22
Liability for postretirement benefits	254	263
Other liabilities	1,474	1,372
Liabilities of discontinued operations	229	1,501
Total liabilities	35,488	40,673
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued at both June 30, 2013 and December 31, 2012, respectively)	—	—
Additional paid-in capital	23,964	23,974
Accumulated deficit	(18,803)	(19,187)
Accumulated other comprehensive loss	(177)	(257)
Total common shareholder’s equity	4,984	4,530
Total shareholders’ equity	6,559	6,105
Total liabilities and shareholders’ equity	$42,047	$46,778
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30,	2013	2012
	(dollars are in millions)
Preferred stock
Balance at the beginning and end of period	$1,575	$1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	23,974	23,966
Employee benefit plans, including transfers and other	(10)	1
Balance at end of period	23,964	23,967
Accumulated deficit
Balance at beginning of period	(19,187)	(18,219)
Net income (loss)	446	(413)
Dividends on preferred stock	(62)	(61)
Balance at end of period	(18,803)	(18,693)
Accumulated other comprehensive loss
Balance at beginning of period	(257)	(396)
Other comprehensive income	80	58
Balance at end of period	(177)	(338)
Total common shareholder’s equity at end of period	4,984	4,936
Total shareholders' equity at end of period	$6,559	$6,511

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2013	2012
	(in millions)
Cash flows from operating activities
Net income (loss)	$446	$(413)
Income (loss) from discontinued operations	(129)	1,604
Income (loss) from continuing operations	575	(2,017)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	291	1,529
Lower of amortized cost or fair value adjustment on receivables held for sale	(826)	1,547
Loss on sale of real estate owned, including lower of amortized cost or fair value adjustments	5	24
Depreciation and amortization	3	4
Mark-to-market on debt designated at fair value and related derivatives	33	532
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	(463)	(701)
Net change in other assets	622	(459)
Net change in other liabilities	75	(420)
Other, net	49	302
Cash provided by operating activities – continuing operations	364	341
Cash provided by (used in) operating activities – discontinued operations	(75)	2,437
Cash provided by operating activities	289	2,778
Cash flows from investing activities
Securities:
Purchased	—	(48)
Matured	—	88
Sold	—	14
Net change in short-term securities available-for-sale	80	(16)
Net change in securities purchased under agreements to resell	(3,182)	(777)
Net change in interest bearing deposits with banks	937	(1,690)
Receivables:
Net collections	1,501	1,470
Proceeds from sales of receivables	3,193	—
Proceeds from sales of real estate owned	296	345
Purchases of properties and equipment	(4)	(2)
Cash provided by (used in) investing activities – continuing operations	2,821	(616)
Cash provided by investing activities – discontinued operations	215	9,089
Cash provided by investing activities	3,036	8,473

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Six Months Ended June 30,	2013	2012
	(in millions)
Cash flows from financing activities
Debt:
Net change in commercial paper	—	(3,724)
Net change in due to affiliates	(802)	(251)
Long-term debt retired	(2,574)	(6,192)
Shareholders’ dividends	(62)	(61)
Cash used in financing activities – continuing operations	(3,438)	(10,228)
Cash used in financing activities – discontinued operations	—	(189)
Cash used in financing activities	(3,438)	(10,417)
Net change in cash	(113)	834
Cash at beginning of period(1)	397	318
Cash at end of period(2)	$284	$1,152
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$376	$299
Transfer of receivables to held for sale	1,537	6,756

(1)	Cash at beginning of period includes $200 million and $103 million for discontinued operations as of January 1, 2013 and 2012, respectively.

(2)	Cash at end of period includes $23 million and $185 million for discontinued operations as of June 30, 2013 and 2012, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	10	Accumulated Other Comprehensive Income	34
2	Discontinued Operations	9	11	Pension and Other Postretirement Benefits	38
3	Securities	12	12	Related Party Transactions	38
4	Receivables	12	13	Business Segments	42
5	Credit Loss Reserves	18	14	Variable Interest Entities	47
6	Receivables Held for Sale	20	15	Fair Value Measurements	47
7	Fair Value Option	25	16	Litigation and Regulatory Matters	54
8	Derivative Financial Instruments	26	17	New Accounting Pronouncements	59
9	Income Taxes	32

1.	Organization

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

2012 Discontinued Operations:
Insurance On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries to Enstar Group Ltd. (“Enstar”) for $153 million in cash and recorded a gain on sale of $21 million ($13 million after-tax), which is reflected in the table below. During the twelve months ended December 31, 2012, we had previously recorded a lower of amortized cost or fair value less cost to sell adjustment of $119 million ($90 million after-tax).

HSBC Finance Corporation

The following summarizes the operating results of our discontinued Insurance business for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net interest income and other revenues(1)	$(2)	$(13)	$70	$64
Income (loss) from discontinued operations before income tax	(7)	(89)	6	(100)

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

The following summarizes the assets and liabilities which are part of our discontinued Insurance operations at June 30, 2013 and December 31, 2012, which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	June 30, 2013	December 31, 2012
	(in millions)
Cash	$—	$2
Interest bearing deposits with banks	—	29
Available-for-sale securities	—	1,411
Other assets	—	226
Assets of discontinued operations	$—	$1,668
Insurance policy and claim reserves	$—	$988
Other liabilities	—	224
Liabilities of discontinued operations	$—	$1,212
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net interest income and other revenues(1)	$7	$1	$8	$22
Income from discontinued operations before income tax	3	—	4	20

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

2011 Discontinued Operations:
Card and Retail Services On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”) for a premium of 8.75 percent of receivables. In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value. Under the terms of the agreement, interests in facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon were sold or transferred to Capital One, although we have entered into site-sharing arrangements for certain of these locations for a period of time. The total cash consideration was $11.8 billion, which

HSBC Finance Corporation

resulted in a pre-tax gain of $2.2 billion ($1.4 billion after-tax) being recorded during the second quarter of 2012. The majority of the employees in our Card and Retail Services business transferred to Capital One. As such, no significant one-time closure or severance costs were incurred as a result of this transaction. Our Card and Retail Services business is reported in discontinued operations.
The following summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net interest income and other revenues(1)(2)	$—	$2,431	$—	$3,356
Income (loss) from discontinued operations before income tax(2)(3)	(72)	2,253	(205)	2,801

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

(2)
For the six months ended June 30, 2012, amount includes a gain of $79 million resulting from the sale of account relationships to HSBC Bank USA which we had previously purchased from HSBC Bank USA in July 2004.

(3)
For the six months ended June 30, 2013, amount includes an incremental expense of $100 million recorded based on additional information received relating to actions taken and to be taken in connection with an industry review of enhancement services products. We continue to review information relating to our enhancement services products. As additional information becomes available, further adjustments may be required. Additionally for the three and six months ended June 30, 2013, the amounts also reflect a legal accrual of $40 million as well as expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One. We expect costs associated with the separation of the credit card operational infrastructure to continue through the remainder of 2013. See Note 16, "Litigation and Regulatory Matters," for further discussion of the legal accrual.

The following summarizes the assets and liabilities of our discontinued Card and Retail Services business at June 30, 2013 and December 31, 2012 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	June 30, 2013	December 31, 2012
	(in millions)
Cash	$22	$197
Other assets	71	84
Assets of discontinued operations	$93	$281

Other liabilities(1)	$228	$283
Liabilities of discontinued operations	$228	$283

(1)
At June 30, 2013 and December 31, 2012, other liabilities primarily consists of amounts due to Capital One for cash collections we have received on customer accounts while we continue to service these accounts on an interim basis. Additionally at June 30, 2013 and December 31, 2012, other liabilities also includes $158 million and $59 million, respectively, with respect to enhancement services products as discussed above.

HSBC Finance Corporation

3.	Securities

Securities Available-for-Sale During the first quarter of 2013, we liquidated our remaining securities available-for-sale portfolio and, as a result, do not have any available-for-sale securities at June 30, 2013. Securities consisted of the following available-for-sale investments for continuing operations at December 31, 2012:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Money market funds	$80	$—	$—	$80
Securities available-for-sale	$80	$—	$—	$80
Securities Purchased Under Agreements to Resell Securities purchased under agreements to resell ("Resale Agreements") are treated as collateralized financing transactions and are carried on our balance sheet at the amount advanced plus accrued interest with a balance of $5.3 billion and $2.2 billion at June 30, 2013 and December 31, 2012, respectively. Resale Agreements are collateralized by securities, and the market value of the securities is regularly monitored, with additional collateral obtained when appropriate. At June 30, 2013 and December 31, 2012, the market value of the securities obtained as collateral exceeded the carrying value of the Resale Agreements.

4.	Receivables

Receivables consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Real estate secured:
First lien	$25,798	$29,301
Second lien	3,314	3,638
Total real estate secured receivables	29,112	32,939
HSBC acquisition purchase accounting fair value adjustments	40	43
Accrued finance income	879	909
Credit loss reserve for receivables	(4,098)	(4,607)
Total receivables, net	$25,933	$29,284
HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.
Net deferred origination fees and costs totaled $205 million and $221 million at June 30, 2013 and December 31, 2012, respectively, and are included in the receivable balance. Net unamortized premium on our receivables totaled $114 million and $127 million at June 30, 2013 and December 31, 2012, respectively.
Collateralized funding transactions Secured financings previously issued under public trusts with a balance of $2.6 billion at June 30, 2013 are secured by $4.6 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $2.9 billion at December 31, 2012 were secured by $4.9 billion of closed-end real estate secured receivables.
Age Analysis of Past Due Receivables The following tables summarize the past due status of our receivables at June 30, 2013 and December 31, 2012. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age.

HSBC Finance Corporation

	Days Past Due		Total Past Due		Total Receivables(2)
June 30, 2013	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$2,563	$1,522	$4,085	$21,713	$25,798
Second lien	258	186	444	2,870	3,314
Total real estate secured receivables(3)	$2,821	$1,708	$4,529	$24,583	$29,112

	Days Past Due		Total Past Due		Total Receivables(2)
December 31, 2012	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$2,759	$2,748	$5,507	$23,794	$29,301
Second lien	316	239	555	3,083	3,638
Total real estate secured receivables(3)	$3,075	$2,987	$6,062	$26,877	$32,939

(1)	Receivables less than 30 days past due are presented as current.

(2)
The receivable balances included in this table reflects the principal amount outstanding on the loan and certain basis adjustments to the loan such as deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. However, these basis adjustments on the loans are excluded in other presentations of dollars of two-months-and-over contractual delinquency and nonperforming receivable account balances.

(3)
Our real estate secured receivables have historically been maintained on two mortgage loan servicing platforms which resulted in differences relating to how contractual delinquency is measured. In April 2013, we moved all closed-end real estate secured receivables onto one platform which resulted in the substantial majority of our real estate secured receivables utilizing the same platform. While we experienced an increase in dollars of two-months-and-over contractual delinquency as of June 30, 2013 for the receivables that were moved to the different platform, much of the increase has been offset by improvements in credit quality in other parts of our real estate secured receivable portfolio.

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

	June 30, 2013	December 31, 2012
	(in millions)
Nonaccrual receivable portfolios:
Real estate secured(1)	$1,579	$3,032
Receivables held for sale	3,726	2,161
Total nonaccrual receivables	$5,305	$5,193

(1)
At June 30, 2013 and December 31, 2012, nonaccrual real estate secured receivables held for investment include $642 million and $1.7 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. See Note 6, "Receivables Held for Sale," for discussion of a transfer of a pool of real estate secured receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell to held for sale during the second quarter of 2013.

HSBC Finance Corporation

The following table provides additional information on our total nonaccrual receivables:

Six Months Ended June 30,	2013	2012
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$405	$462
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period	55	80
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
The following table presents information about receivables and receivables held for sale which as a result of any account management action taken during the three and six months ended June 30, 2013 and 2012 became classified as TDR Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Real estate secured:
First lien	$492	$779	$988	$2,010
Second lien	43	70	94	215
Total real estate secured	535	849	1,082	2,225
Personal non-credit card(1)	—	93	28	240
Total(2)	$535	$942	$1,110	$2,465

(1)	As discussed more fully in Note 6, "Receivables Held for Sale," we sold our personal non-credit card receivable portfolio on April 1, 2013.

(2)	The following summarizes the actions taken during the three and six months ended June 30, 2013 and 2012 which resulted in the above receivables being classified as a TDR Loan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Interest rate modification	$173	$497	$392	$1,225
Re-age of past due account	362	445	718	1,240
Total	$535	$942	$1,110	$2,465
The decrease in the volume of new TDR Loans during the first half of 2013 is due to the fact that most of the account management actions taken during the three and six months ended June 30, 2013 were on accounts that were already classified as TDR Loans.

HSBC Finance Corporation

The following table presents information about receivables and receivables held for sale reported as TDR Loans as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(in millions)
TDR Loans:(1)(2)(3)
Real estate secured:
First lien	$14,813	$14,607
Second lien	1,145	1,205
Total real estate secured(4)	15,958	15,812
Personal non-credit card	—	592
Total TDR Loans	$15,958	$16,404

Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$2,826	$3,104
Second lien	458	523
Total credit loss reserves for real estate secured TDR Loans(3)(5)	$3,284	$3,627

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

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

	June 30, 2013	December 31, 2012
	(in millions)
Real estate secured:
First lien	$18,102	$18,451
Second lien	1,289	1,345
Total real estate secured	19,391	19,796
Personal non-credit card	—	1,139
Total TDR Loans	$19,391	$20,935

(3)
At June 30, 2013 and December 31, 2012, $3.5 billion of real estate secured receivables and $2.5 billion (of which $1.9 billion are real estate secured receivables) of TDR Loans were reported as receivables held for sale for which there are no credit loss reserves as they are carried at the lower of amortized cost or fair value.

(4)
At June 30, 2013 and December 31, 2012, TDR Loans held for investment totaling $726 million and $1.5 billion, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	Included in credit loss reserves.

HSBC Finance Corporation

The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which became sixty days or greater contractually delinquent during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Real estate secured:
First lien	$290	$608	$630	$1,430
Second lien	28	70	64	155
Total real estate secured	318	678	694	1,585
Personal non-credit card	—	75	21	202
Total	$318	$753	$715	$1,787

The volume of TDR Loans which were classified as TDR Loans during the previous 12 months and became sixty days or greater contractually delinquent during the three and six months ended June 30, 2012 was directly impacted by the trailing 12 months of volume of new TDR Loans which increased significantly in 2011 as accounts which were re-aged from 60 days or greater past due or which were 60 or more days past due at the time of re-age were considered new TDR Loans for the first time as a result of the adoption of new accounting guidance for TDR Loans which took place during the third quarter of 2011. As a result, the volume of defaulted TDR Loans is not comparable between the periods presented above.
Additional information relating to TDR Loans, including TDR Loans held for sale, is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$14,784	$14,021	$14,755	$13,864
Second lien	1,159	1,155	1,175	1,143
Total real estate secured	15,943	15,176	15,930	15,007
Personal non-credit card	—	1,200	—	1,278
Total average balance of TDR Loans	$15,943	$16,376	$15,930	$16,285
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$243	$226	$485	$402
Second lien	28	27	56	48
Total real estate secured	271	253	541	450
Personal non-credit card	—	46	40	88
Total interest income recognized on TDR Loans	$271	$299	$581	$538
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
Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

HSBC Finance Corporation

	June 30, 2013		December 31, 2012
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien(1)	$6,041	19.62%	$5,821	18.01%
Second lien	274	8.25	349	9.59
Total real estate secured	6,315	18.52	6,170	17.16
Personal non-credit card	—	—	103	3.24
Total	$6,315	18.52%	$6,273	16.03%

(1)
Dollars of delinquency for first lien real estate secured receivables includes $3.8 billion and $2.2 billion of real estate secured receivables classified as held for sale at June 30, 2013 and December 31, 2012, respectively.

Nonperforming The status of receivables and receivables held for sale is summarized in the following table:

	Accruing Loans	Nonaccrual Loans	Total
	(in millions)
At June 30, 2013
Real estate secured(1)(2)	$27,533	$1,579	$29,112
Receivables held for sale	1,265	3,726	4,991
Total	$28,798	$5,305	$34,103
At December 31, 2012
Real estate secured(1)(2)	$29,907	$3,032	$32,939
Receivables held for sale	4,042	2,161	6,203
Total	$33,949	$5,193	$39,142

(1)
At June 30, 2013 and December 31, 2012, nonaccrual real estate secured receivables held for investment include $642 million and $1.7 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
At June 30, 2013 and December 31, 2012, nonaccrual real estate secured receivables held for investment include $1.2 billion and $2.1 billion, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

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
We have historically served non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems evidenced by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. The substantial majority of our secured receivables have high loan-to-value ratios.

HSBC Finance Corporation

Because we primarily lend to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at June 30, 2013 or December 31, 2012. The following table reflects the percentage of consumer receivables by state which individually account for 5 percent or greater of our portfolio.

	Percentage of Receivables at			Percentage of Receivables at
	June 30, 2013			December 31, 2012
	Real Estate Secured	Personal Non-Credit Card	Total	Real Estate Secured	Personal Non-Credit Card	Total
California	9.4%	—%	9.4%	9.4%	4.5%	9.0%
New York	7.4	—	7.4	7.4	6.8	7.4
Pennsylvania	6.2	—	6.2	6.2	7.0	6.3
Florida	6.0	—	6.0	5.8	5.8	5.8
Ohio	5.6	—	5.6	5.5	6.5	5.6
Virginia	5.2	—	5.2	5.3	3.1	5.1

5.	Credit Loss Reserves

A rollforward of credit loss reserves for receivables in continuing operations for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Credit loss reserves at beginning of period	$4,313	$5,865	$4,607	$5,952
Provision for credit losses(1)	267	738	291	1,529
Net charge-offs:
Charge-offs(2)	(527)	(1,132)	(926)	(2,111)
Recoveries	45	102	118	203
Total net charge-offs	(482)	(1,030)	(808)	(1,908)
Reserves on receivables transferred to held for sale	—	(965)	—	(965)
Other	—	—	8	—
Credit loss reserves at end of period	$4,098	$4,608	$4,098	$4,608

(1)
The three and six months ended June 30, 2012 includes $112 million related to the lower of amortized cost or fair value attributable to credit for personal non-credit card receivables transferred to held for sale at June 30, 2012. See Note 6, "Receivables Held for Sale," for additional information. This amount was recorded as a provision for credit losses and included in the total of reserves on receivables transferred to held for sale. There was no lower of amortized cost or fair value adjustment attributable to credit recorded on the real estate secured receivables transferred to held for sale at either June 30, 2013 or 2012 as these receivables were previously carried at the lower of amortized cost or fair value of the collateral less cost to sell prior to the transfer of the receivable to held for sale.

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale a pool of real estate secured receivables that were carried at the lower of amortized cost or fair value of the collateral less cost and recognized the existing credit loss reserves on these receivables as additional charge-off totaling $119 million during the three and six months ended June 30, 2013 and $333 million during the three and six months ended June 30, 2012. See Note 6, "Receivables Held for Sale," for additional information.

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the three and six months ended June 30, 2013 and 2012:

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Three Months Ended June 30, 2013:
Credit loss reserve balances at beginning of period	$3,619	$694	$—	$4,313
Provision for credit losses	250	22	(5)	267
Net charge-offs:
Charge-offs(3)	(437)	(90)	—	(527)
Recoveries	31	9	5	45
Total net charge-offs	(406)	(81)	5	(482)
Credit loss reserve balance at end of period	$3,463	$635	$—	$4,098
Six Months Ended June 30, 2013:
Credit loss reserve balances at beginning of period	$3,867	$740	$—	$4,607
Provision for credit losses	266	62	(37)	291
Net charge-offs:
Charge-offs(3)	(738)	(188)	—	(926)
Recoveries	60	21	37	118
Total net charge-offs	(678)	(167)	37	(808)
Other	8	—	—	8
Credit loss reserve balance at end of period	$3,463	$635	$—	$4,098
Reserve components:
Collectively evaluated for impairment	$624	$176	$—	$800
Individually evaluated for impairment(1)	2,775	458	—	3,233
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	62	1	—	63
Receivables acquired with deteriorated credit quality	2	—	—	2
Total credit loss reserves	$3,463	$635	$—	$4,098
Receivables:
Collectively evaluated for impairment	$14,300	$2,166	$—	$16,466
Individually evaluated for impairment(1)	10,667	1,098	—	11,765
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	823	48	—	871
Receivables acquired with deteriorated credit quality	8	2	—	10
Total receivables	$25,798	$3,314	$—	$29,112
Three Months Ended June 30, 2012:
Credit loss reserve balances at beginning of period	$4,171	$779	$915	$5,865
Provision for credit losses(2)	508	90	140	738
Net charge-offs:
Charge-offs(3)	(830)	(134)	(168)	(1,132)
Recoveries	9	15	78	102
Total net charge-offs	(821)	(119)	(90)	(1,030)
Reserves on receivables transferred to held for sale	—	—	(965)	(965)
Credit loss reserve balance at end of period	$3,858	$750	$—	$4,608

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Six Months Ended June 30, 2012:
Credit loss reserve balances at beginning of period	$4,089	$823	$1,040	$5,952
Provision for credit losses(2)	1,150	221	158	1,529
Net charge-offs:
Charge-offs(3)	(1,398)	(324)	(389)	(2,111)
Recoveries	17	30	156	203
Total net charge-offs	(1,381)	(294)	(233)	(1,908)
Reserves on receivables transferred to held for sale	—	—	(965)	(965)
Credit loss reserve balance at end of period	$3,858	$750	$—	$4,608
Reserve components:
Collectively evaluated for impairment	$625	$187	$—	$812
Individually evaluated for impairment(1)	3,144	561	—	3,705
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	82	1	—	83
Receivables acquired with deteriorated credit quality	7	1	—	8
Total credit loss reserves	$3,858	$750	$—	$4,608
Receivables:
Collectively evaluated for impairment	$18,614	$2,790	$—	$21,404
Individually evaluated for impairment(1)	10,918	1,153	—	12,071
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	1,373	68	—	1,441
Receivables acquired with deteriorated credit quality	35	5	—	40
Total receivables	$30,940	$4,016	$—	$34,956

(1)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $726 million and $671 million at June 30, 2013 and 2012, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $51 million and $41 million at June 30, 2013 and 2012, respectively. These credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
The three and six months ended June 30, 2012 includes $112 million related to the lower of amortized cost or fair value attributable to credit for personal non-credit card receivables transferred to held for sale at June 30, 2012. See Note 6, "Receivables Held for Sale," for additional information.

(3)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale a pool of real estate secured receivables that were carried at the lower of amortized cost or fair value of the collateral less cost and recognized the existing credit loss reserves on these receivables as additional charge-off totaling $119 million during the three and six months ended June 30, 2013 and $333 million during the three and six months ended June 30, 2012. See Note 6, "Receivables Held for Sale," for additional information.

6.	Receivables Held for Sale

Real Estate Secured Receivables As discussed in prior filings, we have been engaged in an on-going evaluation of our balance sheet taking into consideration our liquidity, capital and funding requirements as well as capital requirements of HSBC. As part of this on-going evaluation, we identified a pool of real estate secured receivables, all of which at one time were greater than 180 days past due, for which we no longer had the intent to hold for the foreseeable future and, as a result, transferred this pool of real estate secured receivables to receivables held for sale during the second quarter of 2012. The receivable pool identified comprised first lien partially charged-off accounts as of June 30, 2012, with an unpaid principal balance of approximately $8.1 billion at the time of transfer. The net realizable value of these receivables after considering the fair value of the property less cost to sell was approximately $4.6 billion prior to transfer. Selling these types of assets is expected to be capital accretive and will reduce funding

HSBC Finance Corporation

requirements, accelerate portfolio wind-down and also alleviate some operational burden given that these receivables are servicing intense and subject to foreclosure delays. Receivables which were at one time greater than 180 days past due require substantial amounts of capital under U.K. banking regulatory requirements and the extension of the foreclosure timeline in the U.S. has increased the capital requirements for this run-off book of business. These factors combined with the increase in the market's appetite for this asset class, led us to the decision that the sale of certain of these assets would be the best financial decision.
On June 1, 2013, we completed the sale of a pool of real estate secured receivables with an unpaid principal balance of $439 million (carrying value of $230 million) at the time of sale to a third-party investor for cash consideration of $229 million which resulted in a loss on sale of $9 million during the second quarter of 2013 primarily related to transaction fees. On August 1, 2013, we completed the sale of an additional pool of real estate secured receivables with an unpaid principal balance of $685 million (carrying value of $396 million) at the time of sale to a third-party investor for cash consideration of $405 million. As these receivables were carried at the lower of amortized cost or fair value at June 30, 2013, we do not expect any significant impact to our earnings will be recorded during the third quarter of 2013.
The market demand for first lien partially charged-off accounts has been strong throughout the first half of 2013. As a direct result of this increased market demand, in June 2013, we decided we no longer have the intent to hold for investment first lien real estate secured receivables once they have been written down to the lower of amortized cost or fair value of the collateral less cost to sell, subject to certain exceptions, principally receivables associated with secured financings which are not saleable. As a result, we adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the second quarter of 2013, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $2.6 billion at the time of transfer. The net realizable value (carrying value) of these receivables after considering the fair value of the property less cost to sell was approximately $1.8 billion prior to transfer.
As we now plan to sell these receivables to a third party investor, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor would incorporate a number of assumptions in predicting future cash flows, such as differences in overall cost of capital assumptions, which may result in a lower estimate of fair value for the cash flows associated with the receivables. Accordingly, during the second quarter of 2013 we recorded a lower of amortized cost or fair value adjustment of $99 million to the newly transferred loans, all of which was attributable to non-credit related factors and was recorded as a component of total other revenues in the consolidated statement of income (loss).
We expect that receivables held for sale at June 30, 2013 will be sold in multiple transactions generally over the next 18 months or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. Accordingly, based on the projected timing of loan sales and the expected flow of foreclosure volume into REO over the next 18 months, a portion of the real estate secured receivables classified as held for sale will ultimately become REO. Upon classification of the underlying properties acquired in satisfaction of these loans as REO, the properties will be recorded at the fair value of the collateral less cost to sell, which we expect will represent a higher value than the price a third party investor would have paid to acquire the receivables as explained above. As a result, a portion of the fair value adjustment on receivables held for sale may be reversed in earnings over time. This estimate of fair value is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity. During the three and six months ended June 30, 2013, we transferred a portion of our real estate secured receivable portfolio held for sale with a carrying value of $118 million and $230 million, respectively, to REO after obtaining title to the underlying collateral and reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $16 million and $49 million, respectively. Additionally, during the three and six months ended June 30, 2013, we completed short sales on real estate secured receivables with a carrying value of $53 million and $88 million, respectively. As a result of these short sales, we reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $2 million and $11 million during the three and six months ended June 30, 2013, respectively, as the agreed price was higher than the carrying value.
Personal Non-Credit Card Receivables In the second quarter of 2012, we determined that, given market conditions for the personal non-credit card receivable portfolio, a sale of our remaining personal non-credit card receivables would reduce a significant amount of risk-weighted assets which would provide net capital relief, reduce funding requirements and allow us to exit an entire product line, reducing both the related cost infrastructure and operational risk. As such, during the second quarter of 2012, we made the decision to pursue a sale of the personal non-credit card receivable portfolio. The personal non-credit card receivable portfolio was previously held for investment purposes and was transferred to held for sale during the second quarter of 2012 as we no longer had the intention to hold our portfolio of personal non-credit card receivables for the foreseeable future and expected these receivables would be sold in the near term. The personal non-credit card receivable portfolio has not been reported as discontinued

HSBC Finance Corporation

operations as it does not qualify as a component of our business as the cash flows and operations related to our personal non-credit card receivable portfolio are not clearly distinguishable from the cash flows and operations of our real estate secured receivable portfolio.
On March 5, 2013, we entered into an agreement to sell our personal non-credit card receivable portfolio to trusts for which affiliates of Springleaf Finance, Inc. ("Springleaf"), Newcastle Investment Corp. and Blackstone Tactical Opportunities Advisors L.L.C. are the sole beneficiaries (collectively, the "Purchasers"). On March 5, 2013, we also entered into an agreement to sell a loan servicing facility and related assets located in London, Kentucky (the "Facility") to Springleaf. On April 1, 2013, we completed the sale of our personal non-credit card receivable portfolio with a carrying value of $2.9 billion at March 31, 2013 to the Purchasers. Total cash consideration received was $3.0 billion. During the second quarter of 2013, we recorded a loss on sale of $11 million primarily related to transaction fees. We will continue to service these personal non-credit card receivables for the Purchasers for a fee for a period of time as the Purchasers convert the receivables to their systems. Upon the conversion of these receivable to their systems, the majority of the employees who are performing these servicing activities are expected to transfer to the Purchaser. Servicing fee revenues recorded for servicing these personal non-credit card receivables during the second quarter of 2013 totaled $12 million. It is currently expected that this conversion and the sale of the Facility in London, Kentucky will be completed during the second half of 2013.
The following table summarizes receivables held for sale which are carried at the lower of amortized cost or fair value:

	June 30, 2013	December 31, 2012
	(in millions)
First lien real estate secured	$4,991	$3,022
Personal non-credit card	—	3,181
Total receivables held for sale	$4,991	$6,203

HSBC Finance Corporation

The table below summarizes the activity in receivables held for sale during the three and six months ended June 30, 2013.

	Real Estate Secured	Personal Non-Credit Card	Total
	(in millions)
Three Months Ended June 30, 2013:
Receivables held for sale at beginning of period	$3,407	$2,947	$6,354
Receivable sales:
First lien real estate secured	(230)	—	(230)
Personal non-credit card receivables	—	(2,947)	(2,947)
Lower of amortized cost or fair value adjustment on receivables held for sale	471	—	471
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(171)	—	(171)
Change in receivable balance, including collections	(23)	—	(23)
Transfer of first lien real estate secured into held for sale at the lower of amortized cost or fair value	1,537	—	1,537
Receivables held for sale at end of period(1)	$4,991	$—	$4,991

Six Months Ended June 30, 2013:
Receivables held for sale at beginning of period	$3,022	$3,181	$6,203
Receivable sales:
First lien real estate secured	(230)	—	(230)
Personal non-credit card receivables	—	(2,947)	(2,947)
Lower of amortized cost or fair value adjustment on receivables held for sale	1,007	(82)	925
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(318)	—	(318)
Change in receivable balance, including collections	(27)	(152)	(179)
Transfer of first lien real estate secured into held for sale at the lower of amortized cost or fair value	1,537	—	1,537
Receivables held for sale at end of period(1)	$4,991	$—	$4,991

(1)	Net of a valuation allowance of $309 million at June 30, 2013. The following table provides a rollforward of our valuation allowance for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in millions)
Balance at beginning of period	$898	$1,452
Initial valuation allowance for receivables transferred to held for sale during the period	99	99
Release of valuation allowance resulting from improvements in fair value	(471)	(925)
Release of valuation allowance for collections, loans sold, charged-off, transferred to REO or short sale	(217)	(317)
Balance at June 30, 2013	$309	$309
During the three and six months ended June 30, 2013, we reversed $453 million and $947 million, respectively, of the lower of amortized cost or fair value adjustment recorded during the year ended December 31, 2012 primarily due to an increase in the relative fair value of the real estate secured receivables held for sale during the first half of 2013 largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables. During the first quarter of 2013, the fair value of the personal non-credit card receivables held for sale decreased by $82 million, reflecting the excess of the interest and fee income on the loans over the fees received from the Purchasers as the sale agreement called for interest and fees on the loans to pass to the Purchasers after December 31, 2012 in return for a cost of carry and servicing fee to be paid to the seller.

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment recorded in other revenues during the three and six months ended June 30, 2013 and 2012:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
	Fair Value	REO	Short Sales	Total
	(in millions)
(Income)/Expense:
Three Months Ended June 30, 2013:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses	$—	$—	$—	$—
Other revenues:
Initial lower of amortized cost or fair value adjustment	99	—	—	99
Subsequent to initial transfer to held for sale(1)	(453)	(16)	(2)	(471)
Total recorded through other revenues	(354)	(16)	(2)	(372)
Lower of amortized cost or fair value adjustment	$(354)	$(16)	$(2)	$(372)

Three Months Ended June 30, 2012:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses	$112	$—	$—	$112
Other revenues:
Initial lower of amortized cost or fair value adjustment	1,547	—	—	1,547
Total recorded through other revenues	1,547	—	—	1,547
Lower of amortized cost or fair value adjustment	$1,659	$—	$—	$1,659

Six Months Ended June 30, 2013:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses	$—	$—	$—	$—
Other revenues:
Initial lower of amortized cost or fair value adjustment	99	—	—	99
Subsequent to initial transfer to held for sale(1)	(865)	(49)	(11)	(925)
Total recorded through other revenues	(766)	(49)	(11)	(826)
Lower of amortized cost or fair value adjustment	$(766)	$(49)	$(11)	$(826)

Six Months Ended June 30, 2012:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses	$112	$—	$—	$112
Other revenues:
Initial lower of amortized cost or fair value adjustment	1,547	—	—	1,547
Total recorded through other revenues	1,547	—	—	1,547
Lower of amortized cost or fair value adjustment	$1,659	$—	$—	$1,659

(1)
For the three months ended June 30, 2013, the fair value amount relates to an increase in the relative fair value of real estate secured receivables held for sale. For the six months ended June 30, 2013, the fair value of the lower of amortized cost or fair value adjustment reflects an increase in the relative fair value of $947 million related to real estate secured receivables held for sale and an additional charge of $82 million related to personal non-credit card receivables prior to the sale of this portfolio on April 1, 2013.

HSBC Finance Corporation

7.	Fair Value Option

We have elected to apply fair value option (“FVO”) reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. At June 30, 2013, fixed rate debt accounted for under FVO totaled $10.0 billion, of which $9.5 billion is included as a component of long-term debt and $.5 billion is included as a component of due to affiliates. At June 30, 2013, we had not elected FVO for $7.3 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at June 30, 2013 has an aggregate unpaid principal balance of $9.3 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $166 million.
At December 31, 2012, fixed rate debt accounted for under FVO totaled $10.2 billion, of which $9.7 billion is included as a component of long-term debt and $.5 billion is included as a component of due to affiliates. At December 31, 2012, we had not elected FVO for $8.1 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2012 has an aggregate unpaid principal balance of $9.4 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $247 million.
We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. See Note 15, "Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.
The components of gain (loss) on debt designated at fair value and related derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$119	$12	$205	$91
Credit risk component	23	18	(18)	(461)
Total mark-to-market on debt designated at fair value	142	30	187	(370)
Mark-to-market on the related derivatives(1)	(107)	(46)	(220)	(162)
Net realized gains on the related derivatives	84	108	168	228
Gain (loss) on debt designated at fair value and related derivatives	$119	$92	$135	$(304)

(1)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a loss of $29 million and a gain of $144 million during the three months ended June 30, 2013 and 2012, respectively, and a gain of $81 million and a gain of $84 million during the six months ended June 30, 2013 and 2012, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a gain of $29 million and a loss of $144 million during the three months ended June 30, 2013 and 2012, respectively, and a loss of $81 million and a loss of $84 million during the six months ended June 30, 2013 and 2012, respectively.

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $637 million and $824 million at June 30, 2013 and December 31, 2012, respectively.
The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•
Interest rate curve – Rising long-term interest rates during the three and six months ended June 30, 2013 resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. During the three and six months ended June 30, 2012, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate

HSBC Finance Corporation

movements. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives.

•
Credit – Our secondary market credit spreads widened minimally during the three months ended June 30, 2013 and 2012. However, during the six months ended June 30, 2013 and 2012, our credit spreads tightened on overall positive economic news. The tightening of credit spreads was more pronounced during the first quarter of 2012.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the six months ended June 30, 2013 should not be considered indicative of the results for any future periods.

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

HSBC Finance Corporation

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
At June 30, 2013 and December 31, 2012, approximately 99.6 percent and 99.7 percent, respectively, of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate swap counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. At June 30, 2013 and December 31, 2012, the fair value of our agreements with non-affiliate counterparties did not require us or the non-affiliates to provide collateral. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliates to provide collateral to us of $661 million and $75 million at June 30, 2013 and December 31, 2012, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At June 30, 2013, we had derivative contracts with a notional amount of approximately $20.5 billion, including $20.4 billion outstanding with HSBC Bank USA. At December 31, 2012, we had derivative contracts with a notional amount of approximately $26.1 billion, including $26.0 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.
To manage our exposure to changes in interest rates, we entered into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under derivative accounting principles, or are treated as non-qualifying hedges. We currently utilize the long-haul method to assess effectiveness of all derivatives designated as hedges.

HSBC Finance Corporation

The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of our exposure. The table below presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated balance sheet.

	June 30, 2013		December 31, 2012
	Derivative Financial Assets(1)	Derivative Financial Liabilities	Derivative Financial Assets(1)	Derivative Financial Liabilities
	(in millions)
Derivatives(2)
Derivatives accounted for as fair value hedges
Interest rate swaps	$—	$—	$7	$—
Currency swaps	—	—	—	—
Fair value hedges	—	—	7	—

Derivatives accounted for as cash flow hedges
Interest rate swaps	19	(190)	24	(474)
Currency swaps	244	(74)	482	(38)
Cash flow hedges	263	(264)	506	(512)

Non-qualifying hedge activities
Derivatives not designated as hedging instruments
Interest rate swaps	23	(276)	23	(1,111)
Currency swaps	—	(22)	—	(7)
Derivatives not designated as hedging instruments	23	(298)	23	(1,118)

Derivatives associated with debt carried at fair value
Interest rate swaps	349	—	469	—
Currency swaps	497	—	678	—
Derivatives associated with debt carried at fair value	846	—	1,147	—
Total derivatives	1,132	(562)	1,683	(1,630)
Less: Gross amounts offset in the balance sheet(3)	1,132	(559)	1,683	(1,608)
Net amounts of derivative financial assets and liabilities presented in the balance sheet	—	(3)	—	(22)
Less: Gross amounts of cash or financial instrument collateral received/posted not subject to an enforceable master netting agreement	—	—	—	—
Net amounts of derivative financial assets and liabilities	$—	$(3)	$—	$(22)

(1)	Derivative assets related to cash flow hedges and non-qualifying hedge activities are recorded within other assets in our consolidated balance sheet.

(2)	All of our derivatives are bilateral over-the-counter ("OTC") derivatives.

(3)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes collateral received as of June 30, 2013 and December 31, 2012 of $661 million and$75 million , respectively. At June 30, 2013 and December 31, 2012, we did not have any financial instrument collateral received/posted.

Fair Value Hedges  Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. All of our fair value hedges were associated with debt. We terminated all of our active positions during the first quarter of 2013 to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC Bank USA in December 2012. As of June 30, 2013, the carrying value of our debt was not impacted by active fair value hedges as all active

HSBC Finance Corporation

positions were terminated during the first quarter of 2013. We recorded fair value adjustments to the carrying value of our debt for fair value hedges which increased the carrying amount of our debt by $7 million at December 31, 2012.
The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

		Location of Gain (Loss) Recognized in Income on Hedged Item and Derivative	Amount of Gain (Loss) Recognized in Income on the Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item		Amount of Gain (Loss) Recognized in Income on the Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
			Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	Hedged Item		2013	2012	2013	2012	2013	2012	2013	2012
			(in millions)
Interest rate swaps	Fixed rate borrowings	Derivative related income	$—	$2	$—	$(1)	$—	$(3)	$—	$(1)
Currency swaps	Fixed rate borrowings	Derivative related income	—	(7)	—	10	—	(17)	—	19
Total			$—	$(5)	$—	$9	$—	$(20)	$—	$18
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $152 million and $329 million at June 30, 2013 and December 31, 2012, respectively. We expect $124 million ($80 million after-tax) of currently unrealized net losses are to be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings.
The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2013	2012	Income (Effective Portion)	2013	2012	on the Derivative(Ineffective Portion)	2013	2012
	(in millions)
Three Months Ended June 30,
Interest rate swaps	$32	$(53)	Interest expense	$—	$(1)	Derivative related income	$—	$(1)
Currency swaps	23	39	Interest expense	(3)	(5)	Derivative related income	5	(3)
			Derivative loss recognized on termination of hedges	—	—
Total	$55	$(14)		$(3)	$(6)		$5	$(4)

Six Months Ended June 30,
Interest rate swaps	$74	$37	Interest expense	$(1)	$(4)	Derivative related income	$2	$—
Currency swaps	38	28	Interest expense	(8)	(11)	Derivative related income	19	(1)
			Derivative loss recognized on termination of hedges	(199)	—
Total	$112	$65		$(208)	$(15)		$21	$(1)

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
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)		Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
		(in millions)
Interest rate contracts	Derivative related income	$181	$(424)	$264	$(212)
Currency contracts	Derivative related income	(1)	—	(1)	(4)
Total		$180	$(424)	$263	$(216)
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
The following table provides the gain or loss recorded on the derivatives related to fair value option debt primarily due to changes in interest rates. See Note 7, “Fair Value Option,” for further discussion.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$(6)	$25	$(7)	$40
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	(17)	37	(45)	26
Total		$(23)	$62	$(52)	$66

HSBC Finance Corporation

Notional Amount of Derivative Contracts The following table summarizes the notional amounts of derivative contracts:

	June 30, 2013	December 31, 2012
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$3,645	$4,949
Currency swaps	4,248	6,063
	7,893	11,012
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	3,784	6,219
Currency swaps	122	122
	3,906	6,341
Derivatives associated with debt carried at fair value:
Interest rate swaps	5,573	5,573
Currency swaps	3,134	3,134
	8,707	8,707
Total	$20,506	$26,060
The decrease in the notional amount of our derivative contracts at June 30, 2013 as compared with December 31, 2012 reflects maturities of $1.9 billion and the termination of $2.4 billion of non-qualifying hedges and $300 million of fair value hedges to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC Bank USA in December 2012 and revisions in our estimates of the prepayment speeds on the underlying mortgages we are funding.

Additionally, we terminated $1.0 billion of cash flow hedge positions during the first quarter of 2013. As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX, which is a related but unconsolidated entity, issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. Under the Notices of Proposed Rulemaking ("NPR") issued by the U.S. regulators which would implement the capital provisions of Basel III and was largely unchanged by the final rule that was adopted on July 2, 2013, the trust preferred securities would no longer qualify as Tier I capital. As a result of these proposed changes, as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, during the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to net income of $199 million of unrealized losses previously accumulated in other comprehensive income during the three months ended March 31, 2013.

HSBC Finance Corporation

9.    Income Taxes

Effective tax rates are analyzed as follows:

	2013		2012
	(dollars are in millions)
Three Months Ended June 30,
Tax expense (benefit) at the U.S. federal statutory income tax rate	$141	35.0%	$(858)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	2.5		(42)	(1.7)
Adjustment with respect to tax for prior periods(1)	14	3.5	(43)	(1.7)
Adjustment of tax rate used to value deferred taxes	(6)	(1.6)	—	—
Change in valuation allowance reserves (2)	(15)	(3.8)	3.1
Other non-deductible/non-taxable items(4)	(5)	(1.2)	(2)	(.1)
Impact of foreign operations	2.5		—	—
Other	—	—	3.1
Total income tax expense (benefit)	$133	32.9%	$(939)	(38.3)%

Six Months Ended June 30,
Tax expense (benefit) at the U.S. federal statutory income tax rate	$300	35.0%	$(1,136)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	5.6		(45)	(1.4)
Adjustment with respect to tax for prior periods(1)	4.5		(44)	(1.4)
Adjustment of tax rate used to value deferred taxes	(11)	(1.3)	(7)	(.2)
Change in valuation allowance reserves (2)	(5)	(.6)	10.3
Uncertain tax adjustments(3)	(5)	(.6)	(5)	(.1)
Other non-deductible/non-taxable items(4)	(5)	(.6)	(3)	(.1)
Impact of foreign operations	2.1		—	—
Other	—	—	3.1
Total income tax expense (benefit)	$285	33.1%	$(1,227)	(37.8)%

(1)	For 2013 and 2012, the amounts relate to corrections to current and deferred tax balance sheet accounts.

(2)	For 2013 and 2012, the amounts relate to changes in valuation allowance on states with net operating loss carryforward periods of 12 to 20 years.

(3)	For 2013 and 2012, the amounts primarily relate to the conclusion of state audits and expiration of state statutes of limitations.

(4)	For 2013, the amount relates to a change in the estimated deductibility of accrued costs for certain regulatory matters and a correction to share-based compensation deferred balances.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various tax jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $106 million and $113 million at June 30, 2013 and December 31, 2012, respectively.
It is our policy to recognize accrued interest related to unrecognized tax benefits in interest income in the consolidated statement of income (loss) and to recognize penalties, if any, related to unrecognized tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest associated with uncertain tax positions of $28 million and $36 million at June 30, 2013 and December 31, 2012, respectively. We have $7 million and $6 million in penalty accruals recorded at June 30, 2013 and December 31, 2012, respectively.
HSBC North America Consolidated Income Taxes  We are included in HSBC North America's consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (the “HNAH Group”) included in the consolidated returns which govern the current

HSBC Finance Corporation

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
In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic environment, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since these market conditions have created losses in the HNAH Group in recent periods and volatility in our pre-tax book income, our analysis of the recoverability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated it remains fully committed and has the capacity and willingness to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies. As financial performance in our U.S. operations improves, it is anticipated that reliance may be placed on projected future operating income in management's evaluation of the recognition of the deferred tax assets.
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
HSBC Finance Corporation Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2.8 billion and $3.9 billion as of June 30, 2013 and December 31, 2012, respectively.
The Internal Revenue Service is currently auditing our income tax returns for the period 2006 through 2009 with an anticipated completion in the second half of 2013. We remain subject to state and local income tax examinations for years 1998 and forward.

HSBC Finance Corporation

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

	2013	2012
	(in millions)
Three Months Ended June 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(190)	$(439)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $19 million and $(5) million, respectively	36	(9)
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $2 million, respectively(3)	2	4
Total other comprehensive income (loss) for period	38	(5)
Balance at end of period	(152)	(444)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	—	93
Reclassification of unrealized (gains) losses on other than temporary impaired debt securities, net of tax of $- million and $- million, respectively	—	1
Other comprehensive income (loss) for period:
Net unrealized holding gains (losses) arising during period, net of tax of $- million and $13 million, respectively	—	23
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million and $(4) million, respectively(1)	—	(8)
Total other comprehensive income (loss) for period	—	15
Balance at end of period	—	109
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	—	—
Reclassification of unrealized (gains) losses on other than temporary impaired debt securities, net of tax of $- million and $- million, respectively	—	(1)
Other comprehensive income (loss) for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $- million and $- million, respectively	—	—
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million and $- million, respectively(1)	—	1
Total other comprehensive income (loss) for period	—	1
Balance at end of period	—	—

HSBC Finance Corporation

	2013	2012
	(in millions)
Pension and postretirement benefit plan liability:
Balance at beginning of period	(26)	(11)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $- million and $- million, respectively	—	—
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million and $- million, respectively(2)	1	1
Total other comprehensive income (loss) for period	1	1
Balance at end of period	(25)	(10)
Foreign currency translation adjustments:
Balance at beginning of period	(9)	12
Other comprehensive income (loss) for period:
Translation gains (losses), net of tax of $- million and $(1) million, respectively	—	(5)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million and $- million, respectively(3)	9	—
Total other comprehensive income (loss) for period	9	(5)
Balance at end of period	—	7
Total accumulated other comprehensive income (loss) at end of period	$(177)	$(338)

Six Months Ended June 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(358)	$(494)
Other comprehensive income (loss) for period:
Net gains arising during period, net of tax of $39 million and $24 million, respectively	72	41
Reclassification adjustment for (gains) losses realized in net income, net of tax of $74 million and $5 million, respectively(3)	134	9
Total other comprehensive income (loss) for period	206	50
Balance at end of period	(152)	(444)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	115	102
Reclassification of unrealized (gains) losses on other-than-temporary impaired debt securities, net of tax of $- million and $- million, respectively	—	1
Other comprehensive income (loss) for period:
Net unrealized holding gains (losses) arising during period, net of tax of $- million and $8 million, respectively	—	15
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(62) million and $(4) million, respectively(1)	(115)	(9)
Total other comprehensive income (loss) for period	(115)	6
Balance at end of period	—	109

HSBC Finance Corporation

	2013	2012
	(in millions)
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	1	—
Reclassification of unrealized (gains) losses on other-than-temporary impaired debt securities, net of tax of $- million and $- million, respectively	—	(1)
Other comprehensive income (loss) for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $- million and $- million, respectively	—	—
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(1) million and $- million, respectively(1)	(1)	1
Total other comprehensive income (loss) for period	(1)	1
Balance at end of period	—	—
Pension and postretirement benefit plan liability:
Balance at beginning of period	(26)	(11)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $- million and $- million, respectively	—	—
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million and $- million, respectively(2)	1	1
Total other comprehensive income (loss) for period	1	1
Balance at end of period	(25)	(10)
Foreign currency translation adjustments:
Balance at beginning of period	11	7
Other comprehensive income (loss) for period:
Translation losses, net of tax of $(1) million and $- million, respectively	(5)	—
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(9) million and $- million, respectively(3)	(6)	—
Total other comprehensive income (loss) for period	(11)	—
Balance at end of period	—	7
Total accumulated other comprehensive income (loss) at end of period	$(177)	$(338)

(1)	The amounts reclassified during the three and six months ended June 30, 2013 are included in income (loss) from discontinued operations in our consolidated statement of income (loss).

(2)	The amounts reclassified during the three and six months ended June 30, 2013 are included as a component of salaries and employee benefits in our consolidated statement of income (loss).

(3)	See the tables below for the components of the amounts reclassified during the three and six months ended June 30, 2013 into income and location in our consolidated statement of income (loss)

HSBC Finance Corporation

The following table provides additional information related to amounts reclassified out of accumulated other comprehensive income into the consolidated statement of income (loss) during the three and six months ended June 30, 2013.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Statement of Income (Loss)
	(in millions)
Three Months Ended June 30, 2013:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(3)	Interest expense
Derivative loss recognized on termination of hedge relationship	—	Derivative related income (expense)
Total before tax	(3)
Tax expense (benefit)	(1)
Net of tax	$(2)

Foreign currency translation adjustments:
Sale of Insurance business	$—	Income (loss) on discontinued operations
Closure of foreign legal entity	9	Other income
Total before tax	9
Tax expense (benefit)	—
Net of tax	$9

Six Months Ended June 30, 2013:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(9)	Interest expense
Derivative loss recognized on termination of hedge relationship	(199)	Derivative related income (expense)
Total before tax	(208)
Tax expense (benefit)	(74)
Net of tax	$(134)

Foreign currency translation adjustments:
Sale of Insurance business	$(24)	Income (loss) on discontinued operations
Closure of foreign legal entity	9	Other income
Total before tax	(15)
Tax expense (benefit)	(9)
Net of tax	$(6)

(1)	Amounts in parenthesis indicate expenses recognized in the consolidated statement of income (loss).

HSBC Finance Corporation

11.	Pension and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the "HSBC North America Pension Plan" or the "Plan") which has been allocated to HSBC Finance Corporation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Service cost – benefits earned during the period	$2	$3	$4	$4
Interest cost on projected benefit obligation	14	12	28	21
Expected return on assets	(18)	(17)	(36)	(27)
Recognized losses	11	7	22	12
Pension expense	$9	$5	$18	$10
Pension expense was higher during the three and six months ended June 30, 2013 due to higher interest costs and higher recognized losses, partially offset by higher expected returns on plan assets due to higher asset levels.
Components of the net periodic benefit for our postretirement medical plan benefits other than pensions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Service cost – benefits earned during the period	$—	$—	$—	$—
Interest cost	2	2	4	3
Net periodic postretirement benefit cost	$2	$2	$4	$3

12.	Related Party Transactions

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

	June 30, 2013	December 31, 2012
	(in millions)
Assets:
Cash	$258	$193
Securities purchased under agreements to resell	5,342	2,160
Other assets	20	105
Total assets	$5,620	$2,458
Liabilities:
Due to affiliates (includes $478 million and $514 million at June 30, 2013 and December 31, 2012 carried at fair value, respectively)	$8,250	$9,089
Derivative related liability	—	18
Other liabilities(1)	7	83
Total liabilities	$8,257	$9,190

HSBC Finance Corporation

(1)	Other liabilities includes $54 million at June 30, 2013 related to accrued interest receivable on derivative positions with affiliates. There were no similar balances at December 31, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$1	$1	$2	$2
Interest expense paid to HSBC affiliates(1)	(119)	(141)	(258)	(280)
Net interest income (loss)	$(118)	$(140)	$(256)	$(278)
Gain (loss) on FVO debt with affiliate	$34	$(5)	$37	$(19)
HSBC affiliate income:
Servicing and other fees from HSBC affiliates:
Real estate secured servicing and related fees from HSBC Bank USA	$2	$2	$5	$5
Other servicing, processing and support revenues	1	3	2	5
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue(2)	3	4	6	8
Total servicing and other fees from HSBC affiliates	$6	$9	$13	$18
Support services from HSBC affiliates	$(67)	$(79)	$(135)	$(145)
Stock based compensation expense with HSBC	$(2)	$(2)	$(4)	$(4)

(1)
Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management hedges related to non-affiliated debt.

(2)
Rental revenue/(expense) from HTSU totaled $3 million and $6 million during the three and six months ended June 30, 2013, respectively, compared with $4 million and $7 million during the three and six months ended June 30, 2012, respectively.

Transactions with HSBC USA Inc., including HSBC Bank USA:

•
In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. At June 30, 2013 and December 31, 2012, we were servicing receivables totaling $1.1 billion and $1.2 billion, respectively. Servicing fees for these receivables totaled $1 million and $2 million during the three and six months ended June 30, 2013 compared with $1 million and $2 million during the three and six months ended June 30, 2012, respectively.

•
Under multiple service level agreements, we also provide various services to HSBC Bank USA, including processing activities and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•
In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers were being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we began performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011, we began a process to separate these functions so that each entity will be servicing its own mortgage customers when the process is completed. The following table summarizes fees received and paid during the three and six months ended June 30, 2013 and 2012, respectively:

HSBC Finance Corporation

	2013	2012
	(in millions)
Three Months Ended June 30,
Fees received from HSBC Bank USA	$1	$1
Fees paid to HSBC Bank USA	—	1

Six Months Ended June 30,
Fees received from HSBC Bank USA	$3	$3
Fees paid to HSBC Bank USA	—	3

•
In July 2010, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees continue to service our real estate secured receivable portfolio and we pay a fee to HSBC Bank USA for these services. During the three and six months ended June 30, 2013, we paid $15 million and $31 million, respectively, compared with $14 million and $28 million, respectively, for services we received from HSBC Bank USA during the three and six months ended June 30, 2012.

•
The notional amount of derivative contracts outstanding with HSBC subsidiaries totaled $20.4 billion and $26.0 billion at June 30, 2013 and December 31, 2012, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral to us of $661 million and $75 million at June 30, 2013 and December 31, 2012, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•
During the fourth quarter of 2011, HSBC USA Inc. extended a $3.0 billion 364-day uncommitted revolving credit agreement to us which allows for borrowings with maturities of up to 15 years. During the second quarter of 2012, an amendment was executed to increase the credit agreement to $4.0 billion. During the fourth quarter of 2012, the agreement was extended to the fourth quarter of 2013. As of both June 30, 2013 and December 31, 2012, $2.0 billion was outstanding under this credit agreement with $512 million maturing in September 2017 and $1.5 billion maturing in January 2018.

•
HSBC Bank USA extended a $1.5 billion uncommitted secured credit facility to certain of our subsidiaries in December 2008. This credit facility currently matures in November 2013. Any draws on this credit facility require regulatory approval. There were no balances outstanding at June 30, 2013 or December 31, 2012.

•
In May 2012, HSBC USA Inc. extended a $2.0 billion committed revolving credit facility to us which expires in May 2017. As of June 30, 2013 and December 31, 2012, there were no amounts outstanding under this credit facility.

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

HSBC Finance Corporation

The following table summarizes the cumulative amount of receivables sold on a daily basis during the three and six months ended June 30, 2012:

		Credit Cards
	Private Label	General Motors	Union Plus	Other	Total
	(in billions)
Total of receivables sold on a daily basis to HSBC Bank USA during:
Three Months Ended June 30, 2012	$1.1	$1.0	$.3	$.1	$2.5
Six Months Ended June 30, 2012	4.4	3.9	1.0	1.1	10.4
Gains on the daily sales of the receivables discussed above during 2012 through the date of sale, which are included as a component of income from discontinued operations in the consolidated statement of income (loss), totaled $10 million and $89 million during the three and six months ended June 30, 2012, respectively. No gains were recorded during the three and six months ended June 30, 2013 following the sale of our Card and Retail Services business to Capital One on May 1, 2012. Fees received for servicing these receivable portfolios during 2012 through the date of sale, which are included as a component of income from discontinued operations in the consolidated statement of income (loss), totaled $50 million and $207 million during the three and six months ended June 30, 2012, respectively. No fees were received during the three and six months ended June 30, 2013 following the sale of our Card and Retail Services business to Capital One on May 1, 2012.
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

•
We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $1 million and $3 million during the three and six months ended June 30, respectively, are included as a component of Support services from HSBC affiliates in the table above. The expenses related to these services during the three and six months ended June 30, 2012 totaled $3 million and $6 million, respectively.

•
Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances. At June 30, 2013 and December 31, 2012, due to affiliates includes $478 million and $514 million carried at fair value under FVO reporting, respectively. During the three and six months ended June 30, 2013, the gain (loss) on debt designated at fair value and related derivatives includes a gain of $34 million and $37 million, respectively, compared with a loss of $5 million and $19 million during the three and six months ended June 30, 2012, respectively, related to these debt issuances.

•	During the first quarter of 2012, we executed two new $250 million loan agreements with HSBC Investments (Bahamas) Limited. During the third quarter of 2012, these loans matured and were not renewed.

•
During the second quarter of 2011, we executed a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035. As of June 30, 2013 and December 31, 2012, $600 million was outstanding under this loan agreement.

HSBC Finance Corporation

•
During the fourth quarter of 2011, we executed a credit facility of $400 million with HSBC Trinkaus & Burkhardt AG (“Trinkaus”). As of December 31, 2012, there were no amounts outstanding under this credit facility. This credit facility was terminated in October 2012.

•
During the fourth quarter of 2011, we executed a revolving credit facility of $500 million with HSBC Investments (Bahamas) Limited maturing in April 2014. In October 2012, the amount available under the credit facility was reduced to $100 million. As of June 30, 2013 and December 31, 2012, there were no amounts outstanding under this loan agreement.

•
In February 2012, HSBC North America extended to us a $455 million, 364-day uncommitted revolving credit facility. In January 2013, the facility was extended until January 2014. As of June 30, 2013 and December 31, 2012, there were no amounts outstanding under this credit facility.

•
During the fourth quarter of 2010, we issued 1,000 shares of Series C preferred stock to HSBC Investments (North America) Inc. ("HINO") for $1.0 billion. We began paying dividends on the Series C preferred stock during the first quarter of 2011. Dividends paid on the Series C Preferred Stock totaled $21 million and $43 million for the three and six months ended June 30, 2013, respectively, compared with $21 million and $43 million during the three and six months ended June 30, 2012, respectively.

•
We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities is reflected as interest income from HSBC affiliates in the table above. Securities purchased under agreements to resell increased as compared with December 31, 2012 as a result of the proceeds from the sale of our personal non-credit card receivable portfolio on April 1, 2013, the sale of a pool of real estate secured receivables, the run-off of our liquidating receivable portfolios, the sale of REO properties and a requirement to post collateral with us under our derivative agreements, partially offset by the retirement of long term debt.

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

HSBC Finance Corporation

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
Extinguishment of debt  - During the fourth quarter of 2010, we exchanged $1.8 billion in senior debt for $1.9 billion in new fixed rate subordinated debt. Under IFRSs, the population of debt exchanged which qualified for extinguishment treatment was larger than under U.S. GAAP which resulted in a gain on extinguishment of debt under IFRSs compared with a small loss under U.S. GAAP. Under U.S. GAAP, we continue to account for a portion of this debt under the fair value option election and, therefore, changes in the fair market value are recognized in earnings under U.S. GAAP. Under IFRSs, the debt is held at amortized cost.
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
For loans collectively evaluated for impairment under U.S. GAAP, bank industry practice adopted in the fourth quarter of 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our credit loss reserves. Under IFRSs, we concluded that the estimated average period of time from last current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months which was also adopted in the fourth quarter of 2012. In the second quarter of 2013, we updated our review under IFRSs to reflect the period of time after a loss event that a loan remains current before delinquency is observed which resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.
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

HSBC Finance Corporation

Litigation accrual - Under U.S. GAAP litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under IFRSs, a present obligation must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between IFRSs and U.S. GAAP.
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

HSBC Finance Corporation

Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

	IFRS Basis Consumer Segment Totals	IFRS Adjustments(1)	IFRS Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2013:
Net interest income	$493	$(168)	$(87)	$238
Other operating income (Total other revenues)	(116)	658	86	628
Total operating income (loss)	377	490	(1)	866
Loan impairment charges (Provision for credit losses)	124	143	—	267
Net interest income and other operating income less provision for credit losses	253	347	(1)	599
Operating expenses	153	43	(1)	195
Profit (loss) before tax	$100	$304	$—	$404

Three Months Ended June 30, 2012:
Net interest income	$622	$(127)	$(104)	$391
Other operating income (Total other revenues)	(431)	(1,550)	116	(1,865)
Total operating income (loss)	191	(1,677)	12	(1,474)
Loan impairment charges (Provision for credit losses)	720	18	—	738
Net interest income and other operating income less provision for credit losses	(529)	(1,695)	12	(2,212)
Operating expenses	221	6	12	239
Profit (loss) before tax	$(750)	$(1,701)	$—	$(2,451)

Six Months Ended June 30, 2013:
Net interest income	$1,129	$(327)	$(170)	$632
Other operating income (Total other revenues)	(315)	1,120	177	982
Total operating income (loss)	814	793	7	1,614
Loan impairment charges (Provision for credit losses)	443	(152)	—	291
Net interest income and other operating income less provision for credit losses	371	945	7	1,323
Operating expenses	408	48	7	463
Profit (loss) before tax	$(37)	$897	$—	$860
Balances at end of period:
Customer loans (Receivables)	$34,498	$(5,346)	$(40)	$29,112
Assets	43,839	(1,967)	—	41,872

Six Months Ended June 30, 2012:
Net interest income	$1,267	$(249)	$(219)	$799
Other operating income (Total other revenues)	(748)	(1,563)	251	(2,060)
Total operating income (loss)	519	(1,812)	32	(1,261)
Loan impairment charges (Provision for credit losses)	1,575	(46)	—	1,529
Net interest income and other operating income less provision for credit losses	(1,056)	(1,766)	32	(2,790)
Operating expenses	410	12	32	454
Profit (loss) before tax	$(1,466)	$(1,778)	$—	$(3,244)
Balances at end of period:
Customer loans (Receivables)	$44,437	$(9,435)	$(47)	$34,955
Assets	52,696	(3,404)	—	49,292

(1)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully above.

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and IFRSs.

HSBC Finance Corporation

14.	Variable Interest Entities

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
The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$2	$—	$6	$—
Receivables, net	3,987	—	4,197	—
Other liabilities	—	(40)	—	(39)
Long-term debt	—	2,637	—	2,878
Total	$3,989	$2,597	$4,203	$2,839
The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
Unconsolidated VIEs As of June 30, 2013 and December 31, 2012, all of our unconsolidated VIEs, which relate to low income housing partnerships, leveraged lease and investments in community partnerships, are reported within our discontinued operations. We do not have any unconsolidated VIEs within continuing operations.

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

HSBC Finance Corporation

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
Input valuation adjustment - Where fair value measurements are determined using an internal valuation model based on unobservable inputs, certain valuation inputs may be less readily determinable. There may be a range of possible valuation inputs that market participants may assume in determining the fair value measurement. The resultant fair value measurement has inherent measurement risk if one or more significant parameters are unobservable and must be estimated. An input valuation adjustment is necessary to reflect the likelihood that market participants may use different input parameters, and to mitigate the possibility of measurement error.
Valuation Control Framework  A control framework has been established which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with the HSBC Finance Valuation Committee. The HSBC Finance Valuation Committee establishes policies and procedures to ensure appropriate valuations. Fair values for debt securities and long-term debt for which we have elected fair value option are determined by a third-party valuation source (pricing service) by reference to external quotations on the identical or similar instruments. Once fair values have been obtained from the third-party valuation source, an independent price validation process is performed and reviewed by the HSBC Finance Valuation Committee. For price validation purposes, we obtain quotations from at least one other independent pricing source for each financial instrument, where possible. We consider the following factors in determining fair values:

•	similarities between the asset or the liability under consideration and the asset or liability for which quotation is received;

•	collaboration of pricing by reference to other independent market data such as market transactions and relevant benchmark indices;

•	whether the security is traded in an active or inactive market;

•	consistency among different pricing sources;

•	the valuation approach and the methodologies used by the independent pricing sources in determining fair value;

•	the elapsed time between the date to which the market data relates and the measurement date; and

•	the manner in which the fair value information is sourced.
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

HSBC Finance Corporation

In addition, a validation process is followed which includes participation in peer group consensus pricing surveys to ensure that valuation inputs incorporate market participants' risk expectations and risk premium.
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
Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$261	$261	$261	$—	$—
Interest bearing deposits with banks	434	434	—	434	—
Securities purchased under agreements to resell	5,342	5,342	—	5,342	—
Real estate secured receivables(1):
First lien	23,090	20,035	—	—	20,035
Second lien	2,843	1,504	—	—	1,504
Total real estate secured receivables	25,933	21,539	—	—	21,539
Receivables held for sale	4,991	4,991	—	—	4,991
Due from affiliates	20	20	—	20	—
Derivative financial assets	—	—	—	—	—
Financial liabilities:
Due to affiliates carried at fair value	478	478	—	478	—
Due to affiliates not carried at fair value	7,772	7,772	—	7,772	—
Long-term debt carried at fair value	9,495	9,495	—	9,495	—
Long-term debt not carried at fair value	15,783	16,122	—	13,667	2,455
Derivative financial liabilities	3	3	—	3	—

HSBC Finance Corporation

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$197	$197	$197	$—	$—
Interest bearing deposits with banks	1,371	1,371	—	1,371	—
Securities purchased under agreements to resell	2,160	2,160	—	2,160	—
Securities	80	80	80	—	—
Real estate secured receivables(1):
First lien	26,218	19,586	—	—	19,586
Second lien	3,066	1,113	—	—	1,113
Total real estate secured receivables	29,284	20,699	—	—	20,699
Receivables held for sale	6,203	6,203	—	—	6,203
Due from affiliates	105	105	—	105	—
Derivative financial assets	—	—	—	—	—
Financial liabilities:
Due to affiliates carried at fair value	514	514	—	514	—
Due to affiliates not carried at fair value	8,575	8,654	—	8,654	—
Long-term debt carried at fair value	9,725	9,725	—	9,725	—
Long-term debt not carried at fair value	18,701	19,172	—	16,537	2,635
Derivative financial liabilities	22	22	—	22	—

(1)
The carrying amount of consumer receivables presented in the table above reflects the amortized cost of the receivable, including any accrued interest, less credit loss reserves as well as any charge-offs recorded in accordance with our existing charge-off policies.

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past few years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2013 and December 31, 2012 reflect these market conditions. The increase in the relative fair value of real estate secured receivables during the first half of 2013 is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
June 30, 2013
Derivative financial assets:
Interest rate swaps	$—	$391	$—	$—	$391
Currency swaps	—	741	—	—	741
Derivative netting	—	—	—	(1,132)	(1,132)
Total derivative financial assets	—	1,132	—	(1,132)	—
Total assets	$—	$1,132	$—	$(1,132)	$—
Due to affiliates carried at fair value	$—	$(478)	$—	$—	$(478)
Long-term debt carried at fair value	—	(9,495)	—	—	(9,495)
Derivative related liabilities:
Interest rate swaps	—	(466)	—	—	(466)
Currency swaps	—	(96)	—	—	(96)
Derivative netting	—	—	—	559	559
Total derivative related liabilities	—	(562)	—	559	(3)
Total liabilities	$—	$(10,535)	$—	$559	$(9,976)
December 31, 2012
Derivative financial assets:
Interest rate swaps	$—	$524	$—	$—	$524
Currency swaps	—	1,159	—	—	1,159
Derivative netting	—	—	—	(1,683)	(1,683)
Total derivative financial assets	—	1,683	—	(1,683)	—
Available-for-sale securities:
Money market funds	80	—	—	—	80
Total available-for-sale securities	80	—	—	—	80
Total assets	$80	$1,683	$—	$(1,683)	$80
Due to affiliates carried at fair value	$—	$(514)	$—	$—	$(514)
Long-term debt carried at fair value	—	(9,725)	—	—	(9,725)
Derivative related liabilities:
Interest rate swaps	—	(1,585)	—	—	(1,585)
Currency swaps	—	(45)	—	—	(45)
Derivative netting	—	—	—	1,608	1,608
Total derivative related liabilities	—	(1,630)	—	1,608	(22)
Total liabilities	$—	$(11,869)	$—	$1,608	$(10,261)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

We did not have any U.S. corporate debt securities at June 30, 2013 or December 31, 2012.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2013 and 2012.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three or six months ended June 30, 2013 or 2012.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

HSBC Finance Corporation

	Non-Recurring Fair Value Measurements as of June 30, 2013				Total Gains (Losses) for the Three Months Ended June 30, 2013	Total Gains (Losses) for the Six Months Ended June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$—	$—	$4,991	$4,991	$372	$908
Personal non-credit card	—	—	—	—	—	(82)
Total receivables held for sale	—	—	4,991	4,991	372	826
Real estate owned(1)	—	333	—	333	(18)	(35)
Total assets at fair value on a non-recurring basis	$—	$333	$4,991	$5,324	$354	$791

	Non-Recurring Fair Value Measurements as of June 30, 2012				Total Gains (Losses) for the Three Months Ended June 30, 2012	Total Gains (Losses) for the Six Months Ended June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$—	$—	$3,287	$3,287	$(1,349)	$(1,349)
Personal non-credit card	—	—	3,469	3,469	(310)	(310)
Total receivables held for sale	—	—	6,756	6,756	(1,659)	(1,659)
Real estate owned(1)	—	253	—	253	(27)	(53)
Total assets at fair value on a non-recurring basis	$—	$253	$6,756	$7,009	$(1,686)	$(1,712)

(1)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2013 and December 31, 2012:

	Fair Value				Range of Inputs
Financial Instrument Type	June 30, 2013	December 31, 2012	Valuation Technique	Significant Unobservable Inputs	June 30, 2013			December 31, 2012
	(in millions)
Receivables held for sale carried at fair value:
Real estate secured	$4,991	$3,022	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	98%	0%	-	92%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	8%	10%	-	15%
Personal non-credit card(2)	—	3,181	Third party valuation based on estimated loss rates, cash	Loss rate	—	-	—	13%	-	19%
			flows and market discount rate	Market discount rate	—	-	—	10%	-	15%

HSBC Finance Corporation

(1)
The majority of the real estate secured receivables held for sale consider collateral value, among other items, in determining fair value. Collateral values are based on the most recently available broker's price opinion and the collateral loss severity rate averaged 31 percent and 37 percent at June 30, 2013 and December 31, 2012, respectively.

(2)	Our personal non-credit card portfolio held for sale was classified as Level 3 at December 31, 2012. This portfolio of receivables was sold on April 1, 2013 as previously discussed.
Valuation Techniques  The following summarizes the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value but for which fair value disclosures are required.
Cash:  Carrying amount approximates fair value due to the liquid nature of cash.
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
Real estate owned:  Fair value is determined based on third party valuations obtained at the time we take title to the property and, if less than the carrying amount of the loan, the carrying amount of the loan is adjusted to the fair value less estimated cost to sell. The carrying amount of the property is further reduced, if necessary, at least every 45 days to reflect observable local market data, including local area sales data.
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
In December 2011, the report of the Court-appointed claims administrator to the District Court stated that the total number of claims that generated an allowed loss was 45,921, and that the aggregate amount of these claims was approximately $2.2 billion. Defendants filed legal challenges asserting that the presumption of reliance was defeated as to the class and raising various objections with respect to compliance with the claims form requirements as to certain claims.
In September 2012, the District Court rejected defendants' arguments that the presumption of reliance generally had been defeated either as to the class or as to particular institutional claimants. In addition, the District Court has made various rulings with respect to the validity of specific categories of claims, and held certain categories of claims valid, certain categories of claims invalid, and directed further proceedings before a court-appointed Special Master to address objections regarding certain other claim submission issues. In light of those rulings, various agreements of the parties and certain rulings by the Special Master, currently there is approximately $1.5 billion in claims as to which there remain no unresolved objections relating to the claims form submissions.

HSBC Finance Corporation

In addition, approximately $510 million in claims remain to be addressed before the Special Master with respect to various claims form objections, with a small portion of those potentially subject to further trial proceedings. In addition, approximately $179 million in claims are subject to supplemental notices that are to be returned by claimants by June 30, 2013, and that may also be subject to further objections. Therefore, based upon proceedings to date, the current range of a possible final judgment, prior to imposition of prejudgment interest (if any), is between approximately $1.5 billion and $2.2 billion. The District Court may wait for a resolution of all disputes as to all claims before entering final judgment, or the District Court may enter a partial judgment on fewer than all claims pending resolution of disputes as to the remaining claims. The District Court has set a schedule for filing post-verdict motions challenging the verdict and also for plaintiffs to file motions seeking pre-judgment interest and entry of a partial judgment, with briefing on those motions scheduled to be complete by mid-September of 2013.
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
Lender-Placed Insurance Matters  Lender-placed insurance involves a lender obtaining an insurance policy (hazard or flood insurance) on a mortgaged property when the borrower fails to maintain their own policy. The cost of the lender-placed insurance is then passed on to the borrower. Industry practices with respect to lender-placed insurance are receiving heightened regulatory scrutiny from both federal and state agencies. Beginning in October 2011, a number of mortgage servicers and insurers, including our affiliates, HSBC Insurance (USA) Inc. and HSBC Mortgage Services Inc., received subpoenas from the New York Department of Financial Services (the “NYDFS”) with respect to lender-placed insurance activities dating back to September 2005. We have and will continue to provide documentation and information to the NYDFS that is responsive to the subpoena. Additionally, in March 2013, the Massachusetts Attorney General issued a Civil Investigative Demand (“MA LPI CID”) to HSBC Mortgage Services Inc. seeking information about lender-placed insurance activities. We are providing documentation and information responsive to the Massachusetts Attorney General and will continue to do so.
Between June 2011 and April 2013, several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against one or more of our subsidiaries captioned Montanez et al v. HSBC Mortgage Corporation (USA) et al. (E.D. Pa. No. 11-CV-4074); West et al. v. HSBC Mortgage Corporation (USA) et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687); Weller et al. v. HSBC Mortgage Services, Inc. et al. (D. Col. No. 13-CV-00185); Hoover et al. v. HSBC Bank USA, N.A. et al. (N.D.N.Y. 13-CV-00149); and Lopez v. HSBC Bank USA, N.A. et al. (S.D. Fla. 13-CV-21104). These actions relate primarily to industry-wide practices, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure. HSBC filed motions to dismiss the complaints in the Montanez, Lopez, Weller and Hoover matters. The Court denied the motion to dismiss in the Lopez matter and we await the court’s ruling on the other motions. In addition, in Montanez, plaintiffs filed a motion for multi-district litigation treatment to consolidate the action with Lopez. In West, discovery is ongoing.
Mortgage Securitization Activity In the course of 2012, we have received notice of several claims from investors and from trustees of residential mortgage-backed securities (“RMBS”) related to our activities as a sponsor and the activities of our subsidiaries as originators in connection with RMBS transactions closed between 2005 and 2007. We are currently evaluating these claims. These recently filed actions include (i) Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp.; (ii) Seagull Point LLC, individually and on behalf of the MSAC 2007-HE5 Trust v. Decision One Mortgage Company LLC, et al.; and (iii) FHFA, as conservator of Freddie Mac, on behalf of the Trustee of HASCO 2007-HE2 v. Decision One and HSBC Finance Corp. These actions all seek to have Decision One and HSBC Finance repurchase mortgage loans originated by Decision One and

HSBC Finance Corporation

securitized by third parties. In the aggregate, these actions seek repurchase of loans, or compensatory damages, totaling approximately $650 million.
We expect these types of claims to continue. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation as a sponsor or originator in the U.S. mortgage securitization market.
Litigation - Discontinued Operations
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al v. Visa U.S.A., Inc., et al.(D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521(JG)); and American Booksellers Asps' v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. Various individual (non-class) actions were also brought by merchants against Visa Inc., and MasterCard Incorporated. These class and individual merchant actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits were consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Finance Corporation, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Sharing Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Finance Corporation and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. A class settlement was preliminarily approved by the District Court on November 27, 2012. The class settlement is subject to final approval by the District Court. Pursuant to the class settlement agreement and the Sharing Agreements, we have deposited our portion of the class settlement amount into an escrow account for payment in the event the class settlement is approved. On October 22, 2012, a settlement agreement with the individual merchant plaintiffs became effective, and pursuant to the Sharing Agreements, we have deposited our portion of that settlement amount into an escrow account.
Numerous merchants-including absent class member large and small merchants and certain named plaintiff merchants and trade associations-have objected and/or opted out of the settlement during the exclusion period, which ended on May 28, 2013. The defendants had the right to terminate the settlement agreement because the volume threshold was reached, but elected not to do so. We anticipate that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages. A hearing on class plaintiffs' motion for final approval of the class settlement is scheduled for September 12, 2013, before the District Court.
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
On October 1, 2012, the District Court held a hearing for final approval of the settlement in the Esslinger matter. Several objectors to the settlement appeared at the hearing, including representatives for the Attorneys General in West Virginia, Hawaii and Mississippi, where they asserted that claims brought in those Attorneys General's lawsuits (discussed below) should not be covered by the release in the Esslinger matter. In November 2012, the District Court entered a final approval order confirming the settlement. In its accompanying memorandum, the District Court noted that claims belonging solely to the states are not impacted by the settlement, but that claims brought by the Attorneys General seeking recovery for class members are precluded by the Esslinger settlement. Chastain and two other class members filed notices of appeal of the final approval order. Two of the three appeals

HSBC Finance Corporation

were dismissed on motion including Chastain. The third appeal was voluntarily dismissed. The Esslinger settlement became effective on May 1, 2013, and distributions to class members are scheduled to be completed on or before August 29, 2013.
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
In April 2012, the Attorney General for the State of Hawaii filed lawsuits against seven major credit card companies, including certain of our subsidiaries, in the Circuit Court of the First Circuit for the State of Hawaii, captioned State of Hawaii ex rel David Louie, Attorney General v. HSBC Bank Nevada N.A. and HSBC Card Services, Inc., et al. (No. 12-1-0983-04), alleging claims that are substantially the same as those asserted in the Esslinger and related matters discussed above, in connection with the marketing, selling and administering of ancillary services, including debt cancellation and suspension products to consumers in Hawaii. The relief sought includes an injunction against deceptive and unfair practices, restitution and disgorgement of profits, and civil monetary penalties. The action was removed to Federal court in May 2012. In June 2012, the Attorney General filed a motion to remand, which was subsequently denied. The Attorney General then withdrew its pending motion to consolidate the actions and appealed the decision to the Ninth Circuit. Our answer to the Attorney General's brief is due August 9, 2013.
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
In April 2013, the Attorney General for the State of New Mexico also filed suit against nine credit card companies, including our subsidiaries HSBC Bank Nevada and HSBC Card Services Inc. and our affiliate HSBC Bank USA, N.A. In the action, captioned State of New Mexico ex rel Gary King, Attorney General, v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., and HSBC Bank USA, N.A., the Attorney General alleges substantially similar claims as those alleged by the Attorneys General of West Virginia, Mississippi and Hawaii, discussed above, in connection with debt cancellation and suspension and other ancillary products marketed, administered and sold in connection with credit cards. The Attorney General seeks an injunction, restitution and civil money penalties, among other relief. The action was removed to Federal court in June 2013. A responsive pleading is due August 7, 2013.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance Corporation and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. Defendants' motion to dismiss the case was filed in January 2013, and plaintiffs filed their opposition to the motion on April 1, 2013. Defendants' reply brief on the motion was filed in early May 2013, and the parties await notice of the timing of oral arguments.
Telephone Consumer Protection Act Litigation Between May 2012 and January 2013, two substantially similar putative class actions were filed against various HSBC U.S. entities, including actions against us or one or more of our subsidiaries. These two actions have been consolidated into a single action entitled: Mills & Wilkes v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., HSBC Mortgage Services, Inc. HSBC Auto Finance, Inc. & HSBC Consumer Lending (USA), Inc., Case No.: 12-cv-04010-MEJ (N.D. Cal.). A number of individual actions also have been filed. The plaintiffs in these actions allege that the HSBC defendants contacted them, or the members of the class they seek to represent, on their cellular telephones using an automatic telephone dialing system and/or an artificial or prerecorded voice, without their express consent, in violation of the Telephone Consumer Protection

HSBC Finance Corporation

Act, 47 U.S.C. § 227 et seq. (“TCPA”). Plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations) although similar cases filed against other financial institutions have been resolved for amounts significantly less than these statutory damage amounts. The parties currently are engaged in discovery in Mills. The other actions are in various stages of proceedings.
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
The Servicing Consent Orders required an independent review of foreclosures (the "Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review has ceased and been replaced by a broader framework under which we and twelve other participating servicers will, in the aggregate, provide in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the IFR Settlement Agreements, HSBC North America has made a cash payment of $96 million into a fund that will be used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. The mailing of checks to eligible borrowers by Rust Consulting, Inc., the paying agent, has begun and is targeted for completion during the third quarter of 2013. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Finance Corporation and HSBC Bank USA, fulfillment of the terms of the IFR Settlement Agreements will satisfy the Independent Foreclosure Review requirements of the Servicing Consent Orders. While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the Servicing Consent Orders, the IFR Settlement Agreements will positively impact compliance expenses in future periods as the significant resources working on the Independent Foreclosure Review will no longer be required.
The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the U.S. Department of Justice or State Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. Pursuant to the IFR Settlement Agreement with the OCC, however, the OCC has agreed that it will not assess civil money penalties or initiate any further enforcement action with respect to past mortgage servicing and foreclosure-related practices addressed in the Servicing Consent Orders, provided the terms of the IFR Settlement Agreement are fulfilled. The OCC's agreement not to assess civil money penalties is further conditioned on HSBC North America making payments or providing borrower assistance pursuant to any agreement that may be entered into with the U.S. Department of Justice in connection with the servicing of residential mortgage loans within two years. The Federal Reserve has agreed that any assessment of civil money penalties by the Federal Reserve will reflect a number of adjustments, including amounts expended in consumer relief and payments made pursuant to any agreement that may be entered into with the U.S. Department of Justice in connection with the servicing of residential mortgage loans. In addition, the IFR Settlement Agreement does not preclude private litigation concerning these practices.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. Following the February 2012 settlement, these government agencies initiated discussions with other mortgage industry servicers. HSBC Finance Corporation, together with our affiliate HSBC Bank USA, have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $157 million in the fourth quarter of 2011 (which was reduced by $14 million in the second quarter of 2013) reflecting the portion of the HSBC North America accrual we currently believe is allocable to HSBC

HSBC Finance Corporation

Finance Corporation. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors. In addition, such a settlement would not preclude private litigation concerning these practices.

17.	New Accounting Pronouncements

The following new accounting pronouncements were adopted effective January 1, 2013:

•
Disclosures About Offsetting Asset and Liabilities In December 2011, the FASB issued an Accounting Standards Update ("ASU") that required entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and those which are subject to an agreement similar to a master netting arrangement. The new guidance became effective for all annual and interim periods beginning January 1, 2013. Additionally, entities are required to provide the disclosures for all comparative periods. In January 2013, the FASB issued another ASU to clarify the instruments and transactions to which the guidance in the previously issued ASU would apply. The adoption of the guidance in these ASUs did not have an impact on our financial position or results of operations. The new disclosure requirements of this ASU are included in Note 3, "Securities" and Note 8, "Derivative Financial Instruments."

•
Accumulated Other Comprehensive Income In February 2013, the FASB issued an ASU that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance was effective for all annual and interim periods beginning January 1, 2013 and was applied prospectively. The adoption of this guidance did not have an impact on our financial position or results of operations. The new disclosure requirements of this ASU are included in Note 10, "Accumulated Other Comprehensive Income."

We do not expect any accounting pronouncements issued during the first half of 2013 will have a significant impact on our financial position or results of operations.

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

Executive Overview

Organization and Basis of Reporting  HSBC Finance Corporation and its subsidiaries are indirect wholly owned subsidiaries of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect, wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as “we”, “us”, or “our”.
The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion of these operations.
Current Environment  The U.S. economy continued to improve at a modest pace during the first half of 2013, with GDP running at an average rate of less than 2 percent which remains well below the economy's potential growth rate. Demand for manufacturing remains tepid partially as a result of weak global demand and many manufacturers are continuing to hold back hiring. Although consumer confidence in May climbed to its highest level since early 2008 in part due to rising housing prices, with continuing high gasoline prices, the increase in payroll taxes at the beginning of the year and the onset of sequestration in March, consumer confidence remains under pressure and many households remain uncertain about the future as domestic fiscal uncertainties continue to affect consumer sentiment. Serious threats to economic growth remain, including the sustainability of a housing market recovery, high energy costs, and elevated unemployment levels. During the second quarter of 2013, long-term interest rates began to rise in part out of concern that the Federal Reserve may begin to slow its quantitative easing program if the economy continues to strengthen. Federal Reserve policy makers previously announced that they do not expect to increase short-term rates until the unemployment rate falls below 6.5 percent, which according to the Federal Reserve's economic projections would keep the Federal funds rate near zero into 2015. The housing market continued the strong rebound which began in the second half of 2012 with overall home prices moving higher in many regions as demand increased and the supply of homes for sale remaining tight. However, the sharp decline in the distressed share of home sales currently being experienced, which is contributing to the increase in home sale prices, may not continue as the impact of servicers resuming foreclosure activities and the listing of the underlying properties for sale could slow down future price gains.
In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If a significant number of foreclosures come to market at the same time, due to the backlog or other delays in processing, it could have an adverse impact on home prices.

HSBC Finance Corporation

Mortgage lending industry trends continued to be affected by the following during the six months ended June 30, 2013:

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
While the economy continued to add jobs in 2013, the pace of new job creation continued to be slower than needed to meaningfully reduce unemployment. As a result, uncertainty remains as to how pronounced the economic recovery will ultimately be. Although unemployment rates, which are a major factor influencing credit quality, fell from 7.8 percent at the beginning of the year to 7.6 percent in June 2013, unemployment remains high based on historical standards. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, including the ability of the legislature to work collaboratively to address fiscal issues in the U.S., volatility in energy prices, credit market volatility including the ability to resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), will continue to impact our results during the remainder of 2013 and beyond.
Business Focus  On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries in our Insurance operations, which had previously been classified as discontinued operations, to Enstar Group Ltd. (“Enstar”) for $153 million in cash. As a result, we recorded a gain on sale of $21 million ($13 million after-tax). Our Insurance operations is reported in discontinued operations. See Note 2, "Discontinued Operations," for additional information.
As discussed in prior filings, our personal non-credit card receivable portfolio was transferred to held for sale during the second quarter of 2012. On March 5, 2013, we entered into an agreement to sell our personal non-credit card receivable portfolio to trusts for which affiliates of Springleaf Finance, Inc. ("Springleaf"), Newcastle Investment Corp. and Blackstone Tactical Opportunities Advisors L.L.C. are the sole beneficiaries (collectively, the "Purchasers"). On March 5, 2013, we also entered into an agreement to sell a loan servicing facility and related assets located in London, Kentucky (the "Facility") to Springleaf. On April 1, 2013, we completed the sale of our personal non-credit card receivable portfolio with a carrying value of $2.9 billion at March 31, 2013 to the Purchasers. Total cash consideration received was $3.0 billion. During the second quarter of 2013, we recorded a loss on sale of $11 million primarily related to transaction fees. We will continue to service these personal non-credit card receivables for the Purchasers for a fee for a period of time as the Purchasers convert the receivables to their systems. Upon the conversion of these receivable to their systems, the majority of the employees who are performing these servicing activities are expected to transfer to the Purchaser. Servicing fee revenues recorded for servicing these personal non-credit card receivables during the second quarter of 2013 totaled $12 million. It is currently expected that this conversion and the sale of the Facility in London, Kentucky will be completed during the second half of 2013. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.
On June 1, 2013, we completed the sale of a pool of real estate secured receivables with an unpaid principal balance of $439 million (carrying value of $230 million) at the time of sale to a third-party investor for cash consideration of $229 million, which resulted in a loss on sale of $9 million during the second quarter of 2013 primarily related to transaction fees. On August 1, 2013, we completed the sale of an additional pool of real estate secured receivables with an unpaid principal balance of $685 million (carrying value of $396 million) at the time of sale to a third-party investor for cash consideration of $405 million. As these receivables were carried at the lower of amortized cost or fair value at June 30, 2013, we do not expect any significant impact to our earnings will be recorded during the third quarter of 2013.
The market demand for first lien partially charged-off accounts has been strong throughout the first half of 2013. As a direct result of this increased market demand, in June 2013, we decided we no longer have the intent to hold for investment first lien real estate secured receivables once they have been written down to the lower of amortized cost or fair value of the collateral less cost to sell, subject to certain exceptions, principally receivables associated with secured financings which are not saleable. As a result, we

HSBC Finance Corporation

adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the second quarter of 2013, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $2.6 billion at the time of transfer. The net realizable value (carrying value) of these receivables after considering the fair value of the property less cost to sell was approximately $1.8 billion prior to transfer. As a result of the transfer of these receivables to held for sale, during the second quarter of 2013 we recorded a lower of amortized cost or fair value adjustment of $99 million to the newly transferred loans, all of which was attributable to non-credit related factors (e.g. differences in overall cost of capital assumptions) and was recorded as a component of total other revenues in the consolidated statement of income (loss). We currently expect additional real estate secured receivables with an aggregate carrying amount of approximately $650 million could be written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies during the remainder of 2013 and, as a result, would be transferred to held for sale. We believe credit losses related to these receivables are substantially covered by our existing credit loss reserves. However, based on the current fair value of our existing receivables held for sale portfolio, the lower of amortized cost or fair value adjustment for non-credit related factors on these receivables could be in the region of $35 million to $40 million. Our estimate of both the volume of loans which will become 180 days past due as well as the fair value adjustment required for the aforementioned pool of loans is influenced by factors outside our control such as changes in default rates, estimated costs to obtain properties, home prices and investors' required returns amongst others, as well as loans which will not be saleable. There is uncertainty inherent in these estimates making it reasonably possible that they could be significantly different as factors impacting the estimates continually evolve.
At June 30, 2013 and December 31, 2012, the fair value of the real estate secured receivables held for sale totaled $5.0 billion and $3.0 billion, respectively, including the receivables which were transferred into held for sale during the second quarter of 2013 as discussed above. During the three and six months ended June 30, 2013, we reversed $453 million and $947 million, respectively, of the lower of amortized cost or fair value adjustment recorded during the year ended December 31, 2012 primarily due to an increase in the relative fair value of the real estate secured receivables held for sale during the first half of 2013 largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables. As noted in the preceding paragraph, these fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. Accordingly, the improving trend in the fair value of receivables held for sale during the first half of 2013 should not be considered indicative of fair value changes in future periods as deterioration in these factors would likely require increases to our valuation allowance in future periods.
See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.
We expect that receivables held for sale at June 30, 2013 will be sold in multiple transactions generally over the next 18 months or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. The pool of receivables held for sale is comprised of a substantial majority of our real estate receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies as we considered the collateral as the sole source for repayment. However, as we now plan to sell these receivables, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor of receivables would incorporate a number of assumptions in predicting future cash flows, such as differences in overall cost of capital assumptions which may result in a lower estimate of fair value for the cash flows associated with the receivables.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio held for investment, which totaled $29.1 billion at June 30, 2013, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile, all of which are outside our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared with historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be less than $20.0 billion by the end of 2016. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of refinancing alternatives as well as the impact of an elongated foreclosure process.

HSBC Finance Corporation

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
Performance, Developments and Trends  We reported net income of $220 million and $446 million during the three and six months ended June 30, 2013, respectively, compared with a net loss of $258 million and $413 million during the three and six months ended June 30, 2012, respectively.
Income from continuing operations was $271 million and $575 million during the three and six months ended June 30, 2013, respectively, compared with a loss from continuing operations of $1.5 billion and $2.0 billion during the year-ago periods. We reported income from continuing operations before taxes of $404 million and $860 million during the three and six months ended June 30, 2013, respectively, compared with a loss from continuing operations before tax of $2.5 billion and $3.2 billion during the year-ago periods. Our results in all periods were impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option which distorts comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income (loss) from continuing operations before income tax for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$404	$(2,451)	$860	$(3,244)
Fair value movement on own fair value option debt attributable to credit spread	(23)	(18)	18	461
Underlying income (loss) from continuing operations before income tax(1)	$381	$(2,469)	$878	$(2,783)

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the collective impact of this item in the table above, underlying income from continuing operations before tax for the three and six months ended June 30, 2013 improved $2.9 billion and $3.7 billion compared with the year-ago periods. The improvement in both periods reflects significantly lower provisions for credit losses and higher other revenues, partially offset by lower net interest income and in the year-to-date period higher operating expenses. The increase in other revenues during the three and six months ended June 30, 2013 was driven by a reversal of $453 million and $947 million, respectively, of the lower of amortized cost or fair value adjustment recorded during the year ended December 31, 2012 primarily due to an increase in the relative fair value of the real estate secured receivables held for sale during the first half of 2013 as well as improvements in derivative related income (expense). As discussed above, the increase in the relative fair value of the real estate secured receivables held for sale is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables.
Net interest income decreased during the three and six months ended June 30, 2013 due to the following:

•
Overall receivable yields decreased during the three and six months ended June 30, 2013 as a result of a significant shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as a result of the sale of our higher yielding personal non-credit card receivable portfolio and continued run-off in our second lien real estate secured receivables portfolio. While overall receivable yields decreased, receivable yields in our real estate secured receivable portfolio were positively impacted by improvements in credit quality during the three and six months ended June 30, 2013. Prior to the sale of our personal non-credit card receivable portfolio on April 1, 2013, receivable yields in this portfolio had improved during 2013 due to a lower percentage of nonaccrual receivables as compared with the prior year.

•	Average receivable levels decreased largely as a result of the sale of our portfolio of personal non-credit card receivables on April 1, 2013 as well as real estate secured receivable liquidation.

•	Interest expense decreased resulting from lower average borrowings and lower average rates.

HSBC Finance Corporation

Net interest margin was 2.33 percent and 3.01 percent for the three and six months ended June 30, 2013, respectively, compared with 2.93 percent and 2.96 percent for the three and six months ended June 30, 2012, respectively. Net interest margin for the three and six months ended June 30, 2013 has been positively impacted by receivables which we have transferred to held for sale as the carrying amount of these receivables has been reduced by the lower of amortized cost or fair value adjustment that has been recorded as well as the credit loss reserves associated with the receivables prior to the transfer to held for sale which reduces average receivable balances while interest income otherwise remains the same. Excluding the impact of the transfer of these receivables to held for sale from the calculation of average receivable balances, net interest margin decreased during the three and six months ended June 30, 2013 driven by the lower overall receivable yield largely due to the sale of our higher yielding personal non-credit card receivable portfolio as discussed above, partially offset by a lower cost of funds as a percentage of average interest earning assets. See “Results of Operations” for additional discussion regarding net interest income and net interest margin.
Other revenues during the three and six months ended June 30, 2013 were impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option. Excluding this item, other revenues increased during the three and six months ended June 30, 2013 due to an increase during the first half of 2013 of the fair value of real estate secured receivables held for sale as discussed above and higher derivative related income (expense). The higher derivative related income (expense) primarily reflects the positive impact of rising long-term interest rates on our portfolio of non-qualifying hedges, partially offset during the six months ended June 30, 2013 by a loss recognized on the termination of hedges on certain debt. See "Results of Operations" for a more detailed discussion of other revenues.
Our provision for credit losses decreased significantly during the three and six months ended June 30, 2013 as compared with the year-ago periods reflecting the impact of lower loss estimates due to lower receivable levels, lower dollars of delinquency on real estate secured receivable accounts less than 180 days contractually delinquent as compared with the year-ago periods, improved credit quality and lower volumes of new troubled debt restructures ("TDR Loans") during the first half of 2013. The decrease also reflects, in part, the transfer of certain real estate secured receivables and our entire portfolio of personal non-credit card receivables to held for sale during the second quarter of 2012. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The decrease in the provision for credit losses for the three and six months ended June 30, 2013 also reflects lower credit loss reserves on TDR Loans as a greater percentage of TDR Loans are carried at the lower of amortized cost or fair value of the collateral less cost to sell as there is an overall credit loss reserve release at the time a TDR Loan is first recorded at the lower of amortized cost or fair value of the collateral less cost to sell as a result of eliminating the discounting of cash flows used when establishing reserves on TDR Loans. The decrease in credit loss reserves on TDR Loans also reflects lower new TDR Loan volumes and the impact of updates in loss and severity estimates based on recent trends in the portfolio. See “Results of Operations” for a more detailed discussion of our provision for credit losses.
Credit loss reserves at June 30, 2013 decreased as compared with March 31, 2013 and December 31, 2012 as the provision for credit losses was lower than net charge-offs by $215 million and $517 million for the three and six months ended June 30, 2013, respectively. The decrease compared with March 31, 2013 and December 31, 2012 reflects the transfer to held for sale during the second quarter of 2013 of an additional pool of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $119 million and was recognized as an additional charge-off at the time of the transfer to held for sale. Excluding the impact on credit loss reserves of the transfer of this pool of receivables to held for sale, credit loss reserves remained lower as compared with March 31, 2013 and December 31, 2012 due to lower receivable levels, lower reserve requirements on TDR Loans and as compared with December 31, 2012, lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at June 30, 2013 due to a greater percentage of TDR Loans being carried at the lower of amortized cost or fair value of the collateral less cost to sell and lower new TDR Loan volumes as well as the impact of updates in loss and severity estimates based on recent trends in the portfolio. See “Credit Quality” for further discussion of credit loss reserves.
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

HSBC Finance Corporation

	June 30, 2013	December 31, 2012
	(in millions)
Total real estate secured receivables held for investment	$29,112	$32,939
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$871	$2,109
Real estate secured TDR Loans(1)	11,765	12,388
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$12,636	$14,497
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	43.4%	44.0%

(1)	Excludes TDR Loans which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.
Total operating expenses decreased $44 million, or 18 percent, during the three months ended June 30, 2013 and increased $9 million, or 2 percent, during the six months ended June 30, 2013. Both periods reflect lower fees for consulting services related to various cost initiatives and foreclosure remediation efforts associated with the requirements of the Federal Reserve Servicing Consent Order, including the cessation of the Independent Foreclosure Review, although the lower consulting services fees were more pronounced during the second quarter of 2013. The lower fees for consulting services was partially offset by higher salaries and employee benefits as a result of transferring employees into HSBC Finance Corporation who had previously been centralized within other HSBC affiliates. See “Results of Operations” for a more detailed discussion of operating expenses.
Our effective income tax rate was an expense of 32.9 percent and 33.1 percent during the three and six months ended June 30, 2013, respectively, compared with a benefit of 38.3 percent and 37.8 percent during year-ago periods. The effective tax rate during the three and six months ended June 30, 2013 was impacted by a decrease in valuation allowance on states with net operating loss carryforward periods of 12 to 20 years, items affecting prior periods and, in the year-to-date period, a decrease in tax reserves relating to the conclusion of state audits and expiration of state statutes of limitations, and corrections to the current tax liability account.
The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013, March 31, 2013 and December 31, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars are in millions)
Income (loss) from continuing operations	$271	$(1,512)	$575	$(2,017)
Return on average assets ("ROA"), annualized	2.5%	(11.3)%	2.6%	(7.7)%
Return on average common shareholder's equity ("ROE"), annualized	18.1%	(93.2)%	19.8%	(71.8)%
Net interest margin, annualized	2.33%	2.93%	3.01%	2.96%
Consumer net charge-off ratio, annualized	6.24%	9.14%	5.11%	8.28%
Efficiency ratio(1)	22.5%	(16.2)%	28.7%	(36.0)%

	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars are in millions)
Real estate secured receivables	$29,112	$31,930	$32,939
Two-months-and-over contractual delinquency ratio for real estate secured receivables	18.52%	17.22%	17.16%

(1)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.

HSBC Finance Corporation

Performance Ratios  Our efficiency ratio from continuing operations was 22.5 percent and 28.7 percent during the three and six months ended June 30, 2013, respectively, compared with (16.2) percent and (36.0) percent during the year-ago periods. Our efficiency ratio from continuing operations in all periods was impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option. Excluding this item from the periods presented, our efficiency ratio improved during the three and six months ended June 30, 2013 driven by significantly higher other revenues driven by an increase in the fair value of real estate secured receivables held for sale as discussed above as well as improvements in derivative related income (expense).
Our return on average common shareholder’s equity (“ROE”) was 18.1 percent and 19.8 percent for the three and six months ended June 30, 2013, respectively, compared with (93.2) percent and (71.8) percent for the year-ago periods. Our return on average assets (“ROA”) was 2.5 percent and 2.6 percent for the three and six months ended June 30, 2013, respectively, compared with (11.3) percent and (7.7) percent for the year-ago periods. ROE and ROA in all periods were significantly impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option. Excluding this item from the periods presented, both ROE and ROA improved during the three and six months ended June 30, 2013 largely due to net income during the three and six months ended June 30, 2013 as discussed above compared with a net loss in the year-ago periods.
Receivables  Receivables held for investment were $29.1 billion at June 30, 2013 compared with $31.9 billion at March 31, 2013 and $32.9 billion at December 31, 2012. The decrease since March 31, 2013 and December 31, 2012 reflects the continued liquidation of the real estate secured receivable portfolio which will continue going forward as well as the transfer of an additional pool of real estate secured receivables to held for sale (with a net realizable value prior to transfer of approximately $1.8 billion) as discussed above. As compared with December 31, 2012, the decrease also reflects seasonal improvements in collection activities during the first quarter of the year as some customers use their tax refunds to make payments. Liquidation rates for real estate secured receivables continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.
Receivables held for sale  Receivables held for sale were $5.0 billion at June 30, 2013 compared with $6.4 billion at March 31, 2013 and $6.2 billion at December 31, 2012. The decrease compared with both periods reflects the sale of our personal non-credit card receivable portfolio on April 1, 2013 as discussed above and, to a lesser extent, the sale of a pool of real estate secured receivables with a carrying value of $230 million. This decrease as compared with both periods was partially offset by the transfer of an additional pool of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies into receivables held for sale with a fair value of approximately $1.5 billion at the time of the transfer as discussed above. The decrease was also partially offset by an increase during the quarter in the fair value of the real estate receivables held for sale. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.
Credit Quality  Dollars of delinquency for real estate secured receivables and receivables held for sale were $6.3 billion at June 30, 2013 compared with $6.1 billion at March 31, 2013 and $6.2 billion at December 31, 2012. The increase in dollars of delinquency was driven by higher late stage delinquency which largely reflects an increase during the first half of 2013 in the fair value of real estate secured receivables held for sale as previously discussed, which increases the carrying value of these receivables. This increase in late stage dollars of delinquency was partially offset by the impact of a transfer to held for sale during the second quarter of 2013 of an additional pool of real estate secured receivables which had previously been carried at the lower of amortized cost or fair value of the collateral less cost to sell for which the carrying amount of these receivables has now been further reduced by the lower of amortized cost or fair value adjustment as well as the credit loss reserves associated with these receivables prior to the transfer. Dollars of delinquency on accounts less than 180 days contractually delinquent were essentially flat as compared with March 31, 2013 and decreased as compared with December 31, 2012 reflecting lower receivable levels and the continued improvements in economic conditions and, as compared with December 31, 2012, seasonal improvements in collection activities as some customers use their tax refunds to make payments, partially offset by the impact of the move of all closed-end real estate secured receivables onto one servicing platform in April 2013 and a consistent measurement of delinquency being applied to these loans which resulted in an increase in dollars of delinquency for these receivables. The delinquency ratio for real estate secured receivables was 18.52 percent at June 30, 2013 compared with 17.22 percent at March 31, 2013 and 17.16 percent at December 31, 2012. The delinquency ratio for real estate secured receivables increased as compared with March 31, 2013 and December 31, 2012 reflecting the higher dollars of delinquency as discussed above. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratio.
Overall dollars of net charge-offs for real estate secured receivables increased as compared with the first quarter of 2013. As previously discussed, during the second quarter of 2013, we transferred a pool of real estate secured receivables to held for sale. Because these receivables were collateral dependent, the credit loss reserves on these receivables at the time of transfer of $119 million was recognized as an additional charge-off at the time of the transfer to held for sale during the second quarter of 2013.

HSBC Finance Corporation

Excluding this additional charge-off for the quarter ended June 30, 2013, net charge-off dollars for real estate secured receivables remained higher as compared with the quarter ended March 31, 2013 due to an increase in receivables where we have decided not to pursue foreclosure as well as higher severity on real estate secured receivables greater than 180 days contractual delinquent that are located in areas which have continued to experience declines in home prices during the second quarter of 2013, partially offset by the impact of lower receivable levels as discussed above. The net charge-off ratio for real estate secured receivables for the three months ended June 30, 2013 increased as compared with the prior quarter due to higher dollars of net charge-offs as discussed above while average receivable levels decreased as previously discussed. See “Credit Quality-Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratio.
Funding and Capital  During the six months ended June 30, 2013 and 2012, we did not receive any capital contributions from HINO. During the six months ended June 30, 2013, we retired $2.6 billion of term debt as it matured or was redeemed. The maturing and redeemed debt cash requirements were met through funding from cash generated from operations including balance sheet attrition. The balance sheet and credit dynamics described above continue to have an impact on our liquidity and risk management processes. Continued success in reducing the size of our receivable portfolios as discussed above as well as the sale of pools of real estate secured receivables will be the primary driver of our liquidity during the remainder of 2013. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully repay maturing debt over the next four to five years. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support. Any required incremental funding has been integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA Inc. or through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.
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
The tangible common equity to tangible assets ratio was 11.86 percent and 9.87 percent at June 30, 2013 and December 31, 2012, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit-providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

HSBC Finance Corporation

Income (Loss) Before Income Tax Expense from Continuing Operations – Significant Trends  Income (loss) from continuing operations before income tax expense, and changes in various trends and activity affecting operations, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Loss from continuing operations before income tax from prior year	$(2,451)	$(337)	$(3,244)	$(865)
Increase (decrease) in income from continuing operations before income tax expense attributable to:
Net interest income	(153)	(120)	(167)	(156)
Provision for credit losses	359	(43)	1,126	(126)
Mark-to-market on derivatives which do not qualify as effective hedges	586	(230)	455	(52)
Derivative loss on termination of hedges	—	—	(199)	—
Gain (loss) on debt designated at fair value and related derivatives	27	(153)	439	(520)
Initial lower of amortized cost or fair value adjustment on receivables transferred to receivables held for sale during the period	1,560	(1,659)	1,560	(1,659)
Subsequent lower of amortized cost or fair value adjustment on receivables held for sale	471	—	925	(1)
Salaries and employee benefits	(16)	15	(36)	11
REO expenses	—	9	7	86
All other activity	21	67	(6)	38
Income (loss) from continuing operations before income tax for current year	$404	$(2,451)	$860	$(3,244)

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
International Financial Reporting Standards  Because HSBC reports financial information in accordance with International Financial Reporting Standards (“IFRSs”) and IFRSs operating results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). All purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation for both U.S. GAAP and IFRSs. The following table reconciles our net income (loss) on a U.S. GAAP basis to net income (loss) on an IFRSs basis:

HSBC Finance Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income (loss) – U.S. GAAP basis	$220	$(258)	$446	$(413)
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on loans held for sale	(324)	1,070	(740)	1,070
Loan impairment	127	19	156	48
Loss on sale of Insurance business	—	164	(92)	164
Litigation expenses	26	—	26	—
Credit card receivables transferred to held for sale and included in discontinued operations for U.S. GAAP	—	403	—	345
Derivatives and hedge accounting (including fair value adjustments)	(1)	(1)	(1)	(3)
Loan origination cost deferrals	—	2	3	5
Interest recognition	(11)	—	(11)	(1)
Present value of long term insurance contracts	—	—	1	5
Pension and other postretirement benefit costs	3	(4)	7	3
Other	5	(7)	1	4
Net income (loss) – IFRSs basis	45	1,388	(204)	1,227
Tax expense (benefit) – IFRSs basis	21	(725)	149	(631)
Income (loss) before tax – IFRSs basis	$24	$2,113	$(353)	$1,858
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

HSBC Finance Corporation

loan is impaired the impairment is measured based on all expected cash flows over the remaining expected life of the loan. Such loans remain impaired for the remainder of their lives under U.S. GAAP.
For loans collectively evaluated for impairment under U.S. GAAP, bank industry practice adopted in the fourth quarter of 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our credit loss reserves. Under IFRSs, we concluded that the estimated average period of time from last current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months which was also adopted in the fourth quarter of 2012. In the second quarter of 2013, we updated our review under IFRSs to reflect the period of time after a loss event that a loan remains current before delinquency is observed which resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.
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

HSBC Finance Corporation

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

Receivables Review

The table below summarizes receivables at June 30, 2013 and increases (decreases) since March 31, 2013 and December 31, 2012:

		Increases (Decreases) From
		March 31, 2013		December 31, 2012
	June 30, 2013	$	%	$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$25,798	$(2,663)	(9.4)%	$(3,503)	(12.0)%
Second lien	3,314	(155)	(4.5)	(324)	(8.9)
Total real estate secured receivables(1)	$29,112	$(2,818)	(8.8)%	$(3,827)	(11.6)%

Receivables held for sale:
First lien real estate secured	$4,991	$1,584	46.5%	$1,969	65.2%
Personal non-credit card	—	(2,947)	(100.0)	(3,181)	(100.0)
Total receivables held for sale(4)	$4,991	$(1,363)	(21.5)%	$(1,212)	(19.5)%

Total receivables and receivables held for sale:
Real estate secured:
First lien	$30,789	$(1,079)	(3.4)%	$(1,534)	(4.7)%
Second lien	3,314	(155)	(4.5)	(324)	(8.9)
Total real estate secured	34,103	(1,234)	(3.5)	(1,858)	(5.2)
Personal non-credit card	—	(2,947)	(100.0)	(3,181)	(100.0)
Total receivables and receivables held for sale(2)(3)	$34,103	$(4,181)	(10.9)%	$(5,039)	(12.9)%

(1)
At June 30, 2013, March 31, 2013 and December 31, 2012, real estate secured receivables held for investment includes $871 million, $2.3 billion and $2.1 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)	At June 30, 2013, March 31, 2013 and December 31, 2012, receivables and receivables held for sale includes $1.6 billion, $1.7 billion and $1.7 billion, respectively, of stated income loans.

(3)
At June 30, 2013, March 31, 2013 and December 31, 2012, approximately 59 percent, 59 percent and 58 percent, respectively, of our real estate secured receivables and real estate secured receivables held for sale have been either modified and/or re-aged.

(4)
See Note 6, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured and personal non-credit card receivables held for sale balances between periods.

HSBC Finance Corporation

Real estate secured receivables  The decrease since March 31, 2013 and December 31, 2012 reflects the continued liquidation of the real estate secured receivable portfolio which will continue going forward as well as the transfer of an additional pool of real estate secured receivables to held for sale (with a net realizable value prior to transfer of approximately $1.8 billion) as discussed above. As compared with December 31, 2012, the decrease also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above.
Over the past several years, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which could adversely impact our provision for credit losses. Refreshed loan-to-value ratios (“Refreshed LTVs”) for our real estate secured receivable portfolio held for investment are presented in the table below as of June 30, 2013 and December 31, 2012.

	Refreshed LTVs (1)(2)(3)
	June 30, 2013		December 31, 2012
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	37%	13%	37%	13%
80% ≤ LTV < 90%	17	10	17	10
90% ≤ LTV < 100%	17	16	16	16
LTV ≥ 100%	29	61	30	61
Average LTV for portfolio	88	107	87	108
Average LTV for LTV>100%	117	123	119	125

(1)
Refreshed LTVs for first liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property's appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency's (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may significantly differ from the estimated values used for purposes of this disclosure.

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPI's available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the June 30, 2013 and December 31, 2012 information in the table above reflects current estimated property values using HPIs as of March 31, 2013 and September 30, 2012, respectively.

(3)	Excludes the purchased receivable portfolios which totaled $886 million and $931 million at June 30, 2013 and December 31, 2012, respectively.
Receivables held for sale  Receivables held for sale were $5.0 billion at June 30, 2013 compared with $6.4 billion at March 31, 2013 and $6.2 billion at December 31, 2012. The decrease compared with both periods reflects the sale of our personal non-credit card receivable portfolio on April 1, 2013 as previously discussed and to a lesser extent, the sale of a pool of real estate secured receivables with a carrying value of $230 million. The decrease was partially offset by the transfer of an additional pool of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies into receivables held for sale with a fair value of approximately $1.5 billion at the time transfer as discussed above. The decrease was also partially offset by an increase during the three and six months ended June 30, 2013 in the fair value of the real estate receivables held for sale. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

HSBC Finance Corporation

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables. Prior to taking possession of the pledged collateral, the carrying amounts of receivables held for investment in excess of fair value less cost to sell are generally charged-off at or before the time foreclosure is completed or settlement is reached with the borrower but, in any event, generally no later than the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued (which frequently occurs on loans in the second lien position) and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), the account is generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent. Values are determined based upon broker price opinions or appraisals which are updated every 180 days. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and additional adjustments are recorded as necessary.
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
The following table provides quarterly information regarding our REO properties:

	Quarter Ended
	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012
Number of REO properties at end of period	3,984	3,242	2,914	2,619	2,792
Number of properties added to REO inventory in the period	2,659	2,130	1,688	1,458	1,644
Average loss on sale of REO properties(1)	.1%	3.4%	5.3%	4.1%	3.1%
Average total loss on foreclosed properties(2)	50.3%	52.5%	53.4%	53.3%	53.5%
Average time to sell REO properties (in days)	150	160	163	168	165

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

HSBC Finance Corporation

which may be lower than the broker's price opinion. Adjustments in our expectation of the ultimate proceeds that will be collected are recognized as they occur based on market information at that time and consultation with our listing agents for the properties.
As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the six months ended June 30, 2013, we added 4,789 properties to REO inventory. We expect the number of REO properties added to inventory may increase during the remainder of 2013 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines as discussed below.
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
The number of REO properties at June 30, 2013 increased as compared with March 31, 2013 as the volume of properties added to REO inventory is beginning to increase as we work through the backlog in foreclosure activities driven by the temporary suspension of foreclosures as discussed above. We have resumed processing suspended foreclosure actions in substantially all states and have referred the majority of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states.
The average loss on sale of REO properties and the average total loss on foreclosed properties improved during the second quarter of 2013 as compared with the prior quarter due to improvements in home prices during the quarter.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  In the following table which summarizes net interest income, interest expense for the three and six months ended June 30, 2012 includes $7 million and $29 million, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations. During the three and six months ended June 30, 2013, there was no interest expense allocated to our discontinued operations.

	2013	%(1)	2012	%(1)
	(dollars are in millions)
Three Months Ended June 30:
Finance and other interest income	$591	5.79%	$858	6.54%
Interest expense	353	3.46	474	3.61
Net interest income	$238	2.33%	$384	2.93%

Six Months Ended June 30:
Finance and other interest income	$1,364	6.51%	$1,765	6.79%
Interest expense	732	3.50	995	3.83
Net interest income	$632	3.01%	$770	2.96%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during the three and six months ended June 30, 2013 due to the following:

•
Overall receivable yields decreased during the three and six months ended June 30, 2013 as a result of a significant shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as a result of the sale of our higher yielding personal non-credit card receivable portfolio and continued run-off in our second lien real estate secured receivables portfolio. While overall receivable yields decreased, receivable yields in our real estate secured receivable portfolio were positively impacted by improvements in credit quality during the three and six months ended June 30, 2013. Prior to the

HSBC Finance Corporation

sale of our personal non-credit card receivable portfolio on April 1, 2013, receivable yields in this portfolio had improved during 2013 due to a lower percentage of nonaccrual receivables as compared with the prior year.

•	Average receivable levels decreased largely as a result of the sale of our portfolio of personal non-credit card receivables on April 1, 2013 as well as real estate secured receivable liquidation.

•	Interest expense decreased resulting from lower average borrowings and lower average rates.
Net interest margin was 2.33 percent and 3.01 percent for the three and six months ended June 30, 2013, respectively, compared with 2.93 percent and 2.96 percent for the year-ago periods. Net interest margin for the three and six months ended June 30, 2013 has been positively impacted by receivables which we have transferred to held for sale as the carrying amount of these receivables has been reduced by the lower of amortized cost or fair value adjustment that has been recorded as well as the credit loss reserves associated with the receivables prior to the transfer to held for sale which reduces average receivable balances while interest income otherwise remains the same. Excluding the impact of the transfer of these receivables to held for sale from the calculation of average receivable balances, net interest margin decreased 62 basis points and 2 basis points during the three and six months ended June 30, 2013, respectively, driven by the lower overall receivable yields largely due to the sale of our higher yielding personal non-credit card receivable portfolio as discussed above, partially offset by a lower cost of funds as a percentage of average interest earning assets.
The following table reflects the significant trends affecting the comparability of net interest income and net interest margin:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	(in millions)
Net interest income/net interest margin from prior year	$384	2.93%	$770	2.96%
Impact to net interest income resulting from:
Lower asset levels	(179)		(295)
Receivable yields:
Receivable pricing and mix	(99)		(111)
Impact of nonaccrual receivables	19		28
Volume and rate impact of modified loans	(10)		(14)
Non-insurance investment income (rate and volume)	(2)		(3)
Cost of funds (rate and volume)	122		264
Other	3		(7)
Net interest income/net interest margin for current year	$238	2.33%	$632	3.01%
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
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

	2013	2012
	(in millions)
Three Months Ended June 30:
Provision for credit losses:
Real estate secured	$272	$598
Personal non-credit card	(5)	140
Total	$267	$738

Six Months Ended June 30:
Provision for credit losses:
Real estate secured	$328	$1,371
Personal non-credit card	(37)	158
Total	$291	$1,529

HSBC Finance Corporation

Our provision for credit losses decreased significantly during the three and six months ended June 30, 2013 as compared with the year-ago periods as discussed below:

•
The provision for credit losses for real estate secured loans decreased reflecting the impact of lower loss estimates due to lower receivable levels, lower dollars of delinquency on accounts less than 180 days contractually delinquent as compared with the year-ago periods, improved credit quality and lower volumes of new TDR Loans during the three and six months ended June 30, 2013. The decrease also reflects, in part, the transfer of certain real estate secured receivables to held for sale during the second quarter of 2012. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The decrease in the provision for credit losses for the three and six months ended June 30, 2013 also reflects lower credit loss reserves on TDR Loans as a greater percentage of TDR Loans are carried at the lower of amortized cost or fair value of the collateral less cost to sell as there is an overall credit loss reserve release at the time a TDR Loan is first recorded at the lower of amortized cost or fair value of the collateral less cost to sell as a result of eliminating the discounting of cash flows used when establishing reserves on TDR Loans. The decrease in credit loss reserves on TDR Loans also reflects lower new TDR Loan volumes and the impact of updates in loss and severity estimates based on recent trends in the portfolio.

•
As previously discussed, during the second quarter of 2012 we transferred our entire personal non-credit card receivable portfolio to held for sale which resulted in a cumulative lower of cost or fair value adjustment of which $112 million related to credit and was recorded as a component of the provision for credit losses during the second quarter of 2012. As discussed above, subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value which has resulted in a significant decrease in the provision for credit losses for these receivables during the three and six months ended June 30, 2013. The provision for credit losses for the three and six months ended June 30, 2013 reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not transferred to held for sale because there were no receivable balances outstanding as well as during the six months ended June 30, 2013, $10 million of cash proceeds received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables.

Net charge-offs totaled $482 million and $808 million for the three and six months ended June 30, 2013, respectively, compared with $1.0 billion and $1.9 billion for the three and six months ended June 30, 2012, respectively. The decrease reflects the impact of the transfer of our personal non-credit card receivable portfolio as well as, to a lesser extent, certain real estate secured receivables to held for sale during the second quarter of 2012 as there are no longer any charge-offs associated with the receivables after the transfer to held for sale which impacts comparability between the periods. See “Credit Quality” for further discussion of our net charge-offs.
Credit loss reserves at June 30, 2013 decreased as compared with March 31, 2013 and December 31, 2012 as the provision for credit losses was lower than net charge-offs by $215 million and $517 million for the three and six months ended June 30, 2013, respectively. The decrease compared with March 31, 2013 and December 31, 2012 reflects the transfer to held for sale during the second quarter of 2013 of an additional pool of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $119 million and was recognized as an additional charge-off at the time of the transfer to held for sale. Excluding the impact on credit loss reserves of the transfer of this pool of receivables to held for sale, credit loss reserves remained lower as compared with March 31, 2013 and December 31, 2012 due to lower receivable levels, lower reserve requirements on TDR Loans and as compared with December 31, 2012, lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at June 30, 2013 due to a greater percentage of TDR Loans being carried at the lower of amortized cost or fair value of the collateral less cost to sell and lower new TDR Loan volumes as well as the impact of updates in loss and severity estimates based on recent trends in the portfolio. See “Credit Quality” for further discussion of credit loss reserves.

HSBC Finance Corporation

Other Revenues  The following table summarizes other revenues:

			Increase (Decrease)
	2013	2012	Amount	%
	(in millions)
Three Months Ended June 30:
Derivative related income (expense)	$186	$(424)	$610	100+%
Gain (loss) on debt designated at fair value and related derivatives	119	92	27	29.3
Servicing and other fees from HSBC affiliates	6	9	(3)	(33.3)
Lower of amortized cost or fair value adjustment on receivables held for sale	372	(1,547)	1,919	100+
Other income	(55)	5	(60)	(100+)
Total other revenues	$628	$(1,865)	$2,493	100+%

Six Months Ended June 30:
Derivative related income (expense)	$86	$(219)	$305	100+%
Gain (loss) on debt designated at fair value and related derivatives	135	(304)	439	100+
Servicing and other fees from HSBC affiliates	13	18	(5)	(27.8)
Lower of amortized cost or fair value adjustment on receivables held for sale	826	(1,547)	2,373	100+
Other income	(78)	(8)	(70)	(100+)
Total other revenues	$982	$(2,060)	$3,042	100+%
Derivative related income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles, ineffectiveness on derivatives which are qualifying hedges and, in the six months ended June 30, 2013, a derivative loss recognized on the termination of hedges on certain debt as discussed more fully below. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. Derivative related income (expense) is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net realized gains (losses)	$(26)	$(45)	$(53)	$(78)
Mark-to-market on derivatives which do not qualify as effective hedges	207	(379)	317	(138)
Hedge accounting ineffectiveness	5	—	21	(3)
Derivative loss recognized on termination of hedges	—	—	(199)	—
Total	$186	$(424)	$86	$(219)
Derivative related income (expense) improved during the three and six months ended June 30, 2013. As previously discussed, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At June 30, 2013, we had $3.1 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. In January 2013, we terminated $2.4 billion of non-qualifying hedges to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC Bank USA in December 2012 and revisions in our estimates of the prepayment speeds on the underlying mortgages we are funding. Our remaining non-qualifying hedges at June 30, 2013 were primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 10.9 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates

HSBC Finance Corporation

fluctuate, but they effectively lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets when considered in conjunction with variable rate borrowings.
Rising long-term interest rates during the three and six months ended June 30, 2013 had a positive impact on the mark-to-market for this portfolio of swaps in both periods. Falling long-term interest rates during the second quarter of 2012 had a significant negative impact on the mark-to-market for this portfolio which offset gains recorded during the three months ended March 31, 2012. Net realized losses improved during the three and six months ended June 30, 2013 as compared with the year-ago periods due to lower interest settlements during the first half of 2013 as we held fewer hedge positions. Ineffectiveness during the three and six months ended June 30, 2013 was primarily related to our cross currency cash flow hedges that are approaching maturity.
As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX, which is a related but unconsolidated entity, issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. Under the Notices of Proposed Rulemaking ("NPR") issued by the U.S. regulators which would implement the capital provisions of Basel III and was largely unchanged by the final rule that was adopted on July 2, 2013, the trust preferred securities would no longer qualify as Tier I capital. As a result of these proposed changes, as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, during the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to net income of $199 million of unrealized losses previously accumulated in other comprehensive income during the three months ended March 31, 2013.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for the six months ended June 30, 2013 or any prior periods should not be considered indicative of the results for any future periods.
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
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates decreased modestly during the three and six months ended June 30, 2013 due to a decrease in services provided for HSBC affiliates.
Lower of amortized cost or fair value adjustment on receivables held for sale during the three and six months ended June 30, 2013 totaled $372 million and $826 million, respectively, primarily reflecting an increase in the fair value of the real estate receivables held for sale during the first half of 2013, partially offset during the six months ended June 30, 2013 by a decrease in the fair value of the personal non-credit card receivables held for sale during the first quarter of 2013. As previously discussed, the increase in the relative fair value of the real estate secured receivables held for sale is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables. The lower of amortized cost or fair value adjustment during the three and six months ended June 30, 2013 also includes a reduction in fair value of $99 million related to the transfer to held for sale during the second quarter of 2013 of an additional pool of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as discussed above, all of which was attributable to non-credit related factors.
During the second quarter of 2012, we transferred certain real estate secured receivables and our entire personal non-credit card receivable portfolio to receivables held for sale. This resulted in a lower of amortized cost or fair value adjustment during the second quarter of 2012 of $1.7 billion, of which $1.5 billion was non-credit related and reflects the impact on value caused by current marketplace conditions, including changes in interest rates and liquidity. The non-credit portion was recorded as a component of other revenues.
See Note 6, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Other income decreased during the three and six months ended June 30, 2013 due to an increase in the estimated repurchase liability during the periods, primarily related to receivables sold by Decision One Mortgage LLC ("Decision One") in prior years, and lower credit insurance commissions, partially offset by servicing fees received for servicing the personal non-credit card receivables sold on April 1, 2013 as previously discussed. While we also increased the estimated repurchase liability during the three and six months ended June 30, 2012, the increase was larger during the current year periods. Additionally, the six months ended June 30, 2012 included a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which was refunded during the first quarter of 2013.

HSBC Finance Corporation

Our reserve for potential repurchase liability exposures relates primarily to receivables sold by Decision One in previous years. Our repurchase liability of $124 million at June 30, 2013 represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of our loan sales. Because the level of loan repurchase losses are dependent upon investor strategies for bringing claims or pursuing legal action for losses incurred, primarily related to Decision One loans, the level of the liability for loan repurchase losses requires significant judgment. As we have limited information of the losses incurred by investors, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability based on a stressed estimate is between zero and $175 million at June 30, 2013.
Operating Expenses  The following table summarizes operating expenses. The cost trends in the table below include fixed allocated costs which have not necessarily been reduced in line with the run-off of our loan portfolio, which will continue in future periods.

			Increase (Decrease)
	2013	2012	Amount	%
	(in millions)
Three Months Ended June 30:
Salaries and employee benefits	$51	$35	$16	45.7%
Occupancy and equipment expenses, net	9	11	(2)	(18.2)
Real estate owned expenses	20	20	—	—
Other servicing and administrative expenses	48	94	(46)	(48.9)
Support services from HSBC affiliates	67	79	(12)	(15.2)
Operating expenses	$195	$239	$(44)	(18.4)%

Six Months Ended June 30:
Salaries and employee benefits	$115	$79	$36	45.6%
Occupancy and equipment expenses, net	18	21	(3)	(14.3)
Real estate owned expenses	42	49	(7)	(14.3)
Other servicing and administrative expenses	153	160	(7)	(4.4)
Support services from HSBC affiliates	135	145	(10)	(6.9)
Operating expenses	$463	$454	$9	2.0%
Compliance costs continued to be a significant component of our operating expenses totaling $13 million and $48 million during the three and six months ended June 30, 2013, respectively, compared with $57 and $89 million during the three and six months ended June 30, 2012, primarily within other servicing and administrative expenses. While we believe compliance related costs have permanently increased due to the remediation requirements of the Federal Reserve Servicing Consent Order, our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review is expected to positively impact our compliance cost trends for the remainder of 2013 as the significant resources working on the Independent Foreclosure Review are no longer required.
Salaries and employee benefits increased during the three and six months ended June 30, 2013 reflecting increased staffing associated with the transfer of certain employees to HSBC Finance Corporation who had previously been centralized in North America and whose salary and employee benefits were previously allocated to us but solely support the activities of HSBC Finance Corporation. Beginning on January 1, 2013, the salary and employee benefits related to these employees are now reported within HSBC Finance Corporation. The increase also reflects higher staff levels since the second quarter of 2012 related to processing foreclosures as well as compliance matters, partially offset by the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Occupancy and equipment expenses, net were slightly lower during the three and six months ended June 30, 2013 as compared with the year-ago periods reflecting the continuing reduced scope of our business operations.
Real estate owned expenses were flat during the three months ended June 30, 2013. REO expenses decreased during the six months ended June 30, 2013 reflecting lower estimated losses on REO property as a result of improvements in home prices, partially offset by slightly higher holding costs for REO properties due to a higher average number of REO properties held during the period.
Other servicing and administrative expenses decreased during the three and six months ended June 30, 2013 reflecting lower fees for consulting services related to various cost initiatives and foreclosure remediation efforts associated with the requirements of

HSBC Finance Corporation

the Federal Reserve Servicing Consent Order, including the cessation of the Independent Foreclosure Review, although the lower consulting services fees were more pronounced during the second quarter of 2013. The decrease also reflects a reduction in an accrual related to mortgage servicing matters of $14 million and the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs, including during the six months ended June 30, 2013, lower third-party collection costs. These decreases were partially offset by higher expenses for lender-placed hazard insurance.
Support services from HSBC affiliates decreased during the three and six months ended June 30, 2013 as support services from HSBC affiliates reflects lower technology support costs as well as the impact of certain employees who had previously been centralized in North America and billed to HSBC Finance Corporation now being reported within salaries and employee benefits of HSBC Finance Corporation effective January 1, 2013 as discussed above.
Efficiency Ratio from continuing operations was 22.5 percent and 28.7 percent for the three and six months ended June 30, 2013, respectively, compared with (16.2) percent and (36.0) percent for the three and six months ended June 30, 2012, respectively. Our efficiency ratio from continuing operations in both periods was impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option. Excluding this item from the periods presented, our efficiency ratio improved during the three and six months ended June 30, 2013 driven by significantly higher other revenues driven by an increase in the fair value of real estate secured receivables held for sale as discussed above as well as improvements in derivative related income (expense).

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

HSBC Finance Corporation

Consumer Segment  The following table summarizes the IFRS Basis results for our Consumer segment for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 and 2012.

			Increase (Decrease)
	2013	2012	Amount	%
	(dollars are in millions)
Three Months Ended June 30,
Net interest income	$493	$622	$(129)	(20.7)%
Other operating income	(116)	(431)	315	73.1
Total operating income	377	191	186	97.4
Loan impairment charges	124	720	596	82.8
Net interest income and other operating income after loan impairment charges	253	(529)	782	100+
Operating expenses	153	221	68	30.8
Income (loss) before tax	$100	$(750)	$850	100+%
Net interest margin	4.80%	4.81%	—	—
Efficiency ratio	40.6	115.7	—	—
Return (after-tax) on average assets ("ROA")	.9	(3.0)	—	—

Six Months Ended June 30,
Net interest income	$1,129	$1,267	$(138)	(10.9)%
Other operating income	(315)	(748)	433	57.9
Total operating income	814	519	295	56.8
Loan impairment charges	443	1,575	1,132	71.9
Net interest income and other operating income after loan impairment charges	371	(1,056)	1,427	100+
Operating expenses	408	410	2.5
Income (loss) before tax	$(37)	$(1,466)	$1,429	97.5%
Net interest margin	5.28%	4.94%	—	—
Efficiency ratio	50.1	79.0	—	—
Return (after-tax) on average assets ("ROA")	.1	(3.2)	—	—

Balances at end of period:
Customer loans	$34,498	$44,437	$(9,939)	(22.4)%
Assets	43,839	52,696	(8,857)	(16.8)
Our Consumer segment reported income before tax during the three months ended June 30, 2013 and a loss before tax during the six months ended June 30, 2013 as compared with losses before tax during the year-ago periods. The reported improvements reflect significantly lower loan impairment charges, higher other operating income and, in the three months ended June 30, 2013, lower operating expenses, partially offset by lower net interest income. Higher other operating income was partially offset by the loss on sale of our personal non-credit card loan portfolio as discussed below. Operating expenses were essentially flat during the six months ended June 30, 2013.
Loan impairment charges improved during the three and six months ended June 30, 2013. In the second quarter of 2013, we updated our review under IFRSs to reflect the period of time after a loss event that a loan remains current before delinquency is observed which resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months. This resulted in an incremental loan impairment charge of approximately $110 million under IFRSs during the second quarter of 2013. Excluding the impact of this incremental loan impairment charge, loan impairment charges remained lower during the three and six months ended June 30, 2013 as discussed below.

•
Loan impairment charges for the real estate secured loan portfolio decreased during the three and six months ended June 30, 2013 as compared with the year-ago periods. The decrease in both periods reflects lower loan balances outstanding as the portfolio continues to liquidate as well as lower loss estimates due to lower delinquency levels as compared with

HSBC Finance Corporation

the prior year periods and the impact of the discounting of estimated future amounts to be received on real estate loans which have been written down to fair value less cost to obtain and sell the collateral. The decrease also reflects a decrease in credit loss reserves as a result of significant improvements in market value adjustments on loan collateral driven by improvements in home prices.

•
Loan impairment charges for personal non-credit card loans decreased during the three and six months ended June 30, 2013 as compared with the year-ago periods. As previously discussed, our portfolio of personal non-credit card receivables was sold on April 1, 2013.

During the three and six months ended June 30, 2013, loan impairment charges were lower than net charge-offs by $95 million and $316 million, respectively, compared with loan impairment charges greater than net charge-offs of $11 million during the three months ended June 30, 2012 and loan impairment charges lower than net charge-offs of $100 million during the six months ended June 30, 2012. During the first half of 2013, we decreased credit loss reserves to $3.8 billion from $4.4 billion at December 31, 2012 reflecting significant improvements in market value adjustments on loan collateral driven by improvements in home prices as well as improvements in economic conditions and seasonal improvements in collection activities during the first quarter of the year as customers use their tax refunds to make payments. The decrease also reflects the impact of the transfer of real estate secured loans to held for sale during the first half of 2013 which had credit loss reserves totaling $55 million at the time of transfer. Loans held for sale and the associated credit loss reserves are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale. This decrease in the first half of 2013 was partially offset by an increase in credit loss reserves of $110 million related to the change in the estimated average period of time from a loss event occurring and its ultimate write-off for real estate loans collectively evaluated for impairment as discussed above.
As discussed previously, we have decided to sell a pool of real estate secured loans, although only a portion of this pool of real estate secured loans currently qualifies for classification as held for sale under IFRSs. On June 1, 2013, we completed the sale of a pool of real estate secured loans to a third-party investor with an unpaid principal balance of $439 million and recorded a loss of $1 million as a result of this transaction. On August 1, 2013, we completed the sale of an additional pool of real estate secured receivables with an unpaid principal balance of $685 million (carrying value after impairment allowance of $384 million) at the time of sale to a third-party investor which we do not expect will result in any significant impact to our earnings during the third quarter of 2013. Assuming we had completed the sale of the entire pool of real estate secured loans held for sale under U.S. GAAP on June 30, 2013, based on market values at that time, we would have recorded a loss of approximately $0.1 billion. During July 2013, we commenced the active marketing to sell a further portion of our real estate secured loans. At that time, the sale was considered highly probable and these loans were classified as held for sale under IFRSs. As of June 30, 2013, the loans had an unpaid principal balance of approximately $1.8 billion and a carrying amount before impairment allowance, but including the effect of write-downs, of approximately $1.1 billion. We expect to complete the sale of these loans by October 2013.
As previously discussed, on April 1, 2013 we sold our portfolio of personal non-credit card receivables which had previously been classified as held for sale. As a result of this transaction, we recorded a loss of $271 million during the second quarter of 2013 which was recorded as a component within other operating income.
Net interest income decreased during the three and six months ended June 30, 2013 due to lower average loan levels primarily as a result of the sale of our portfolio of personal non-credit card loans on April 1, 2013 and for the three months ended June 30, 2013 lower overall loan yields, partially offset by lower interest expense. Lower overall loan yields for the three months ended June 30, 2013 reflects the sale of our higher yielding personal non-credit card loan portfolio which resulted in a significant shift in mix to higher levels of lower yielding first lien real estate secured loans. Overall loan yields were slightly higher in the six months ended June 30, 2013 as the significant shift in mix to higher levels of lower yielding first lien real estate secured loans was offset by the impact of improved credit quality for real estate secured loans and lower levels of impaired personal non-credit card loans. During the three and six months ended June 30, 2013, the overall yield in our loan portfolio was positively impacted by higher income recognition associated with the discounting of future estimated cash flows associated with real estate secured loans due to the passage of time. Lower interest expense during the three and six months ended June 30, 2013 reflects lower average borrowings and a lower cost of funds. Net interest margin was essentially flat during the three months ended June 30, 2013 as the lower overall loan yields discussed above were offset by a lower cost of funds as a percentage of average interest earning assets. For the six months ended June 30, 2013, net interest margin increased reflecting the lower cost of funds as a percentage of average interest earning assets and slightly higher overall loan yields as discussed above.

HSBC Finance Corporation

Other operating income improved during the three and six months ended June 30, 2013. The following table summarizes significant components of other income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Trading income (loss)(1)	$137	$(434)	$12	$(236)
Income (loss) from debt designated at fair value	—	(11)	(70)	(513)
Loss on sale of personal non-credit card loan portfolio	(271)	—	(271)	—
Other	18	14	14	1
Total	$(116)	$(431)	$(315)	$(748)

(1)
Trading income primarily reflects activity on our portfolio of non-qualifying hedges and, for the six months ended June 30, 2013, a derivative loss on the termination of a hedge relationship, as well as provisions for mortgage loan repurchase obligations.

The improvement in other income during the three and six months ended June 30, 2013 is largely due to improvements in trading income associated with non-qualifying hedges due to rising long-term interest rates, lower losses on debt designated at fair value and lower losses on REO properties, partially offset by the loss on sale of our personal non-credit card loan portfolio as discussed above and lower credit insurance commissions. The improvements in trading income during the three and six months ended June 30, 2013 were partially offset by an increase in the estimated repurchase liability for receivables sold as previously discussed and, in the six months ended June 30, 2013, a $199 million derivative loss recognized on the termination of a hedge relationship. The prior year-to-date period includes a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which was refunded during the first quarter of 2013 and included as a component of other in the table above. Lower losses on REO properties during the three and six months ended June 30, 2013, which are included as a component of other in the table above, reflects lower estimated losses on REO properties reflecting improvements in home prices as compared with the prior year periods.
Operating expenses decreased during the three months ended June 30, 2013 but were essentially flat during the year-to-date period. Operating expenses in both periods reflect a reduction in an accrual related to mortgage servicing matters of $54 million as well as lower fees for consulting services related to various cost initiatives and foreclosure remediation efforts associated with the requirements of the Federal Reserve Servicing Consent Order, including the cessation of the Independent Foreclosure Review, although the lower consulting services fees were more pronounced during the second quarter of 2013. Additionally, the three and six months ended June 30, 2013 includes an increase in pension expense of $6 million and $12 million, respectively, as a result of a change in IAS 19, "Employee Benefits."
The efficiency ratio improved during the three and six months ended June 30, 2013 due to higher other operating income and, in the three months ended June 30, 2013, lower operating expenses, partially offset by lower net interest income as discussed above.
ROA improved during the three and six months ended June 30, 2013 primarily driven by lower loan impairment charges, higher other operating income and, in the three months ended June 30, 2013, lower operating expenses, partially offset by the impact of lower average assets.

HSBC Finance Corporation

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

	June 30, 2013	Increases (Decreases) From
		June 30, 2012		December 31, 2012
		$	%	$	%
	(dollars are in millions)
Loans:
Real estate secured	$34,498	$(1,523)	(4.2)%	$(3,058)	(8.1)%
Total loans	$34,498	$(1,523)	(4.2)%	$(3,058)	(8.1)%
Loans held for sale:
Real estate secured	$406	$164	67.8%	$406	100.0%
Personal non-credit card	—	(3,213)	(100.0)	(3,420)	(100.0)
Total loans held for sale	$406	$(3,049)	(88.2)%	$(3,014)	(88.1)%
Total loans and loans held for sale:
Real estate secured	$34,904	$(1,359)	(3.7)%	$(2,652)	(7.1)%
Personal non-credit card	—	(3,213)	(100.0)	(3,420)	(100.0)
Total loans and loans held for sale	$34,904	$(4,572)	(11.6)%	$(6,072)	(14.8)%
Customer loans decreased to $34.5 billion at June 30, 2013 as compared with $36.0 billion at March 31, 2013 and $37.6 billion at December 31, 2012. During the first quarter and second quarter of 2013, a pool of real estate secured loans met the IFRSs criteria to be classified as held for sale with an unpaid principal balance of $490 million and $727 million, respectively, at the time of transfer and are now reported within other assets net of impairment allowances. As discussed previously, on April 1, 2013 we completed the sale of the personal non-credit card loan portfolio. The decrease in our real estate secured loan portfolio also reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed. Lower loan balances since December 31, 2012 also reflect seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.
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

HSBC Finance Corporation

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
Real estate secured receivable carrying amounts in excess of fair value less cost to sell are generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent. Values are determined based upon broker price opinions or appraisals which are updated at least every 180 days. Typically, receivables written down to fair value of the collateral less cost to sell did not require credit loss reserves. However as we began to see a pattern in 2011 for lower estimates of value after the more detailed property valuations are performed which include information obtained from a walk-through of the property after we have obtained title, we carry credit loss reserves for receivables written down to fair value of the collateral less cost to sell to reflect an estimate of the likely additional loss.
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
As discussed in Note 4, "Receivables," in the accompanying consolidated financial statements, we have historically utilized two different servicing platforms for real estate secured receivables which result in differences relating to how contractual delinquency is measured. In April 2013, we moved all closed-end real estate secured receivables onto one servicing platform and now the substantial majority of our real estate secured receivables utilize the same servicing platform going forward. We had originally anticipated that as a result of this move to the same servicing platform and a consistent measurement of delinquency being applied to these loans, dollars of two-months-and-over contractual delinquency would increase at June 30, 2013 but would return to pre-conversion trends by year-end. While we did experience an increase in dollars of two-months-and-over contractual delinquency as of June 30, 2013 for the receivables that were moved to the different platform, much of the increase has been offset by improvements in credit quality in other parts of our real estate secured receivable portfolio.
The table below sets forth credit loss reserves and related reserve ratios as of June 30, 2013 compared with March 31, 2013 and December 31, 2012.

	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars are in millions)
Credit loss reserves:(1)(3)	$4,098	$4,313	$4,607
Reserves as a percentage of:
Receivables(2)(4)	12.85%	12.39%	12.89%
Net charge-offs(4)(5)	417.8	291.6	445.3
Nonaccrual receivables(2)(4)	236.9	136.7	140.1

(1)
At June 30, 2013, March 31, 2013 and December 31, 2012, credit loss reserves include $63 million, $154 million and $132 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property as previously discussed.

(2)
These ratios are significantly impacted at June 30, 2013, March 31, 2013 and December 31, 2012 by changes in the level of real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies and are not classified as held for sale. The following table shows these ratios excluding these receivables and any associated credit loss reserves for all periods presented.

HSBC Finance Corporation

	June 30, 2013	March 31, 2013	December 31, 2012
Reserves as a percentage of:
Receivables	13.02%	12.84%	13.35%
Nonaccrual receivables	392.4	369.6	320.5

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
Credit loss reserves at June 30, 2013 decreased as compared with March 31, 2013 and December 31, 2012 reflecting the transfer to held for sale during the second quarter of 2013 of an additional pool of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $119 million and was recognized as an additional charge-off at the time of the transfer to held for sale. Excluding the impact on credit loss reserves of the transfer of this pool of receivables to held for sale, credit loss reserves remained lower as compared with March 31, 2013 and December 31, 2012 due to lower receivable levels, lower reserve requirements on TDR Loans and as compared with December 31, 2012, lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at June 30, 2013 due to a greater percentage of TDR Loans being carried at the lower of amortized cost or fair value of the collateral less cost to sell and lower new TDR Loan volumes as well as the impact of updates in loss and severity estimates based on recent trends in the portfolio.
At June 30, 2013, 80 percent of our credit loss reserves are associated with TDR Loans held for investment which total $12.4 billion and are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves at June 30, 2013 and provisions for credit losses for TDR Loans for the three and six months ended June 30, 2013 should not be considered indicative of the results for any future periods. Generally as TDR Loan levels increase, overall credit loss reserves also increase.
At June 30, 2013, approximately $871 million of our real estate secured receivable portfolio held for investment has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. In addition, approximately $11.8 billion of real estate secured receivables held for investment which are not carried at the lower of amortized cost or fair value of the collateral less cost to sell are considered TDR Loans which are reserved for using a discounted cash flow analysis that generally results in a higher reserve requirement. As a result, at June 30, 2013, 43 percent of our real estate secured receivable portfolio held for investment have been written down to the lower of amortized cost or fair value of the collateral less cost to sell or are reserved for using a discounted cash flow analysis.
Reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels.
Reserves as a percentage of receivables were higher at June 30, 2013 as compared with March 31, 2013 as the decrease in receivables as a result of the transfer of additional receivables into receivables held for sale during the current quarter outpaced the decrease in credit loss reserves. Reserves as a percentage of receivables at June 30, 2013 remained essentially flat as compared with December 31, 2012 as credit loss reserves and receivables decreased at the same pace.
Reserves as a percentage of net charge-offs at June 30, 2013 were significantly higher as compared with March 31, 2013 and lower as compared with December 31, 2012. As noted above, reserves as a percentage of net charge-offs excludes charge-off associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves. The transfer of an additional pool of real estate secured receivables to held for sale during the second quarter of 2013 has created a lack of comparability for the quarter ended June 30, 2013 and prior periods.
Reserves as a percentage of nonaccrual receivables at June 30, 2013 and March 31, 2013 and December 31, 2012 were impacted by nonperforming real estate secured receivables carried at fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from this ratio, reserves as a percentage of nonperforming loans increased at June 30, 2013 as compared with March 31, 2013 and December 31, 2012 as the decrease in nonaccrual receivables as discussed more fully below outpaced the decrease in credit loss reserves.

HSBC Finance Corporation

See Note 5, “Credit Loss Reserves,” in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three and six months ended June 30, 2013 and 2012.
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
The table below summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). As previously discussed, during the second quarter of 2013, we transferred an additional pool of real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell to receivables held for sale. As a result the carrying value of these receivables has been reduced by the lower of amortized cost or fair value adjustment recorded at the time of transfer as well as the credit loss reserves associated with these receivables prior to the transfer, which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio for the quarter ended June 30, 2013 and prior periods.

	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars are in millions)
Dollars of contractual delinquency:
Real estate secured:
Receivables carried at the lower of amortized cost or fair value or fair value of the collateral less cost to sell(1)(3)	$4,517	$4,307	$3,960
Remainder:
Individually evaluated for impairment(2)	1,459	1,404	1,714
Collectively evaluated for impairment	339	375	496
Total remainder	1,798	1,779	2,210
Total real estate secured	6,315	6,086	6,170
Personal non-credit card	—	42	103
Total	$6,315	$6,128	$6,273

Delinquency ratio:
Real estate secured:
Receivables carried at the lower of amortized cost or fair value or fair value of the collateral less cost to sell	77.12%	75.40%	77.18%
Remainder:
Collectively evaluated for impairment	2.06	2.13	2.67
Individually evaluated for impairment	12.39	11.70	13.95
Total remainder	6.37	6.01	7.17
Total real estate secured	18.52	17.22	17.16
Personal non-credit card	—	1.44	3.24
Total	18.52%	16.01%	16.03%

(1)
Receivables carried at lower of amortized cost or fair value or fair value of the collateral less cost to sell includes TDR Loans which totaled $2.9 billion, $2.8 billion and $2.6 billion at June 30, 2013, March 31, 2013 and December 31, 2012, respectively.

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

(3)
Receivables carried at the lower of amortized cost or fair value or fair value of the collateral less cost to sell includes $3.8 billion, $2.4 billion and $2.2 billion of real estate secured receivables classified as held for sale as of June 30, 2013, March 31, 2013 and December 31, 2012, respectively.

HSBC Finance Corporation

Dollars of delinquency for real estate secured receivables at June 30, 2013 increased $229 million and $145 million since March 31, 2013 and December 31, 2012, respectively. The increase in dollars of delinquency was driven by higher late stage delinquency which largely reflects an increase during the first half of 2013 in the fair value of real estate secured receivables held for sale as previously discussed, which increases the carrying value of these receivables. This increase in late stage dollars of delinquency was partially offset by the impact of a transfer to held for sale during the second quarter of 2013 of an additional pool of real estate secured receivables which had previously been carried at the lower of amortized cost or fair value of the collateral less cost to sell for which the carrying amount of these receivables has now been further reduced by the lower of amortized cost or fair value adjustment as well as the credit loss reserves associated with these receivables prior to the transfer. Dollars of delinquency on accounts less than 180 days contractually delinquent were essentially flat as compared with March 31, 2013 and decreased as compared with December 31, 2012 reflecting lower receivable levels and the continued improvements in economic conditions and, as compared with December 31, 2012, seasonal improvements in collection activities as some customers use their tax refunds to make payments, partially offset by the impact of the move of all closed-end real estate secured receivables onto one servicing platform in April 2013 as previously discussed. As discussed above, our personal non-credit card receivable portfolio was sold on April 1, 2013.
The delinquency ratio for real estate secured receivables was 18.52 percent at June 30, 2013 compared with 17.22 percent at March 31, 2013 and 17.16 percent at December 31, 2012. The delinquency ratio for real estate secured receivables increased as compared with March 31, 2013 and December 31, 2012 reflecting the higher dollars of delinquency as discussed above.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at fair value and, accordingly, there are no longer any charge-offs associated with these receivables, although in certain circumstances recoveries on these receivables may continue to be reported as a component of net charge-offs. As a result, the amounts and ratios for the quarters ended June 30, 2013 and March 31, 2013 are not comparable to the amounts and ratios for the quarter ended June 30, 2012.

Three Months Ended(1)	June 30, 2013	March 31, 2013	June 30, 2012
	(dollars are in millions)
Net charge-off dollars:
Real estate secured(2)	$487	$358	$940
Personal non-credit card(3)	(5)	(32)	90
Total	$482	$326	$1,030
Net charge-off ratio:
Real estate secured(2)	6.31%	4.42%	9.29%
Personal non-credit card(3)	—	—	7.88
Total	6.24%	4.02%	9.14%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	6.57%	4.69%	9.48%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)
Net charge-off dollars and the net charge-off ratio for real estate secured receivables for the quarters ended June 30, 2013 and 2012 includes $119 million and $333 million, respectively, of credit loss reserves that were recognized as additional charge-off at the time of the transfer of a pool of real estate secured receivables to held for sale which were carried at the lower of amortized cost or fair value of the collateral less cost to sell at the time of the transfer. See our 2012 Form 10-K for additional information.

(3)
While charge-offs are no longer recorded on receivables following the transfer of those receivables to the held for sale classification, during the quarters ended June 30, 2013 and March 31, 2013 we received recoveries on fully charged-off personal non-credit card receivables which are reflected in the table above. During the quarter ended March 31, 2013, recoveries also included $10 million of cash proceeds received from the sale of recovery rights on certain fully charged-off personal non-credit card receivables. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio for our personal non-credit card receivable portfolio cannot be calculated for the quarters ended June 30, 2013 and March 31, 2013 although these recoveries are reflected in the total net charge-off ratio for these periods.

During the second quarter of 2013, we transferred a pool of real estate secured receivables to held for sale which consisted of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to

HSBC Finance Corporation

sell. Because these receivables were collateral dependent, the credit loss reserves on these receivables at the time of transfer of $119 million was recognized as an additional charge-off at the time of the transfer to held for sale. Excluding this additional charge-off for the quarter ended June 30, 2013, net charge-off dollars for real estate secured receivables remained higher as compared with the quarter ended March 31, 2013 due to an increase in receivables where we have decided not to pursue foreclosure as well as higher severity on real estate secured receivables greater than 180 days contractual delinquency which are located in areas which have continued to experience declines in home prices during the second quarter of 2013, partially offset by the impact of lower receivable levels and lower delinquency levels for accounts less than 180 days contractually delinquent as discussed above.
The net charge-off ratio for real estate secured receivables for the three months ended June 30, 2013 increased as compared with the prior quarter due to higher dollars of net charge-offs as discussed above while average receivable levels decreased as previously discussed.
As discussed above, dollars of net charge-offs and the net charge-off ratio at June 30, 2013 are not comparable to June 30, 2012 as a result of the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale during the second quarter of 2012.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for June 30, 2013 increased as compared with March 31, 2013 due to higher dollars of net charge-offs as discussed above and the impact of lower average receivable levels, partially offset by lower REO expenses. See “Results of Operations” for further discussion of REO expenses.
Nonperforming Assets  Nonperforming assets are summarized in the following table.

	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars are in millions)
Nonaccrual real estate secured receivable portfolio held for investment:(1)
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell(2)	$642	$1,865	$1,748
Remainder:
Individually evaluated for impairment(3)	767	780	958
Collectively evaluated for impairment	170	249	326
Total remainder	937	1,029	1,284
Total nonaccrual real estate secured receivables held for investment(4)	1,579	2,894	3,032
Real estate owned	298	246	227
Nonaccrual receivables held for sale(1)	3,726	2,332	2,161
Total nonperforming assets(5)	$5,603	$5,472	$5,420

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

(2)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $408 million, $1.3 billion and $1.1 billion at June 30, 2013, March 31, 2013 and December 31, 2012, respectively.

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

(4)	At June 30, 2013, March 31, 2013 and December 31, 2012, nonaccrual second lien real estate secured receivables totaled $215 million, $246 million and $284 million, respectively.

(5)
At June 30, 2013, March 31, 2013 and December 31, 2012, nonaccrual receivable held for sale includes $2.4 billion, $1.5 billion and $1.4 billion, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual real estate secured receivables held for investment at June 30, 2013 decreased as compared with March 31, 2013 and December 31, 2012 due to lower receivable levels, including the transfer of additional receivables to held for sale during the second quarter of 2013, improvements in economic conditions and, as compared with December 31, 2012, seasonal improvements in collection activities as some customers use their tax refunds to make payments. The increase in nonaccrual receivables held for sale reflects the transfer of additional receivables to held for sale during the second quarter of 2013 as well as an increase during the first half of 2013 in the fair value of real estate secured receivable held for sale as previously discussed which impacts the carrying value of these receivables.

HSBC Finance Corporation

The following table below summarizes TDR Loans and TDR Loans that are held for sale, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, that are shown as nonaccrual receivables in the table above.

	June 30, 2013	March 31, 2013	December 31, 2012
	(in millions)
Real estate secured	$3,528	$3,564	$3,510
Personal non-credit card	—	51	67
Total	$3,528	$3,615	$3,577
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
Since January 2007, we have cumulatively modified and/or re-aged approximately 393,000 real estate secured loans with an aggregate outstanding principal balance of $45.2 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below. The following provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

Status as of June 30, 2013:	Number of Loans	Based on Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	33%	31%
30- to 59-days delinquent	5	5
60-days or more delinquent	15	20
Paid-in-full	10	10
Charged-off, transferred to real estate owned or sold	37	34
	100%	100%

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

	Number of Accounts(1)	Outstanding Receivable Balance (1)(3)
	(accounts are in thousands)	(dollars are in millions)
June 30, 2013:
Collection re-age only	111.5	$8,875
Modification only	9.4	929
Modification re-age	98.7	10,478
Total loans modified and/or re-aged(2)	219.6	$20,282
March 31, 2013:
Collection re-age only	113.5	$9,111
Modification only	10.2	983
Modification re-age	103.3	10,734
Total loans modified and/or re-aged(2)	227.0	$20,828
December 31, 2012:
Collection re-age only	115.3	$9,129
Modification only	10.9	1,033
Modification re-age	105.4	10,649
Total loans modified and/or re-aged(2)	231.6	$20,811

(1)
See Note 4, “Receivables,” in the accompanying consolidated financial statements for additional information describing modified and /or re-aged loans which are accounted for as trouble debt restructurings.

(2)
The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of June 30, 2013, March 31, 2013 and December 31, 2012 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
June 30, 2013:
Collection re-age only	68%	9%	23%	68%	10%	22%
Modification only	76	3	21	78	3	19
Modification re-age	58	8	34	58	9	33
Total loans modified and/or re-aged	64%	8%	28%	63%	9%	28%
March 31, 2013:
Collection re-age only	70%	8%	22%	70%	8%	21%
Modification only	76	2	22	80	3	17
Modification re-age	58	7	35	61	8	31
Total loans modified and/or re-aged	65%	7%	28%	66%	8%	26%
December 31, 2012:
Collection re-age only	67%	9%	24%	68%	10%	22%
Modification only	74	3	23	80	3	17
Modification re-age	55	8	37	60	9	31
Total loans modified and/or re-aged	62%	8%	30%	65%	9%	26%

HSBC Finance Corporation

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

The following table provides additional information regarding real estate secured modified and/or re-aged loans during the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in millions)
Balance at beginning of period	$20,828	$20,811
Additions due to an account management action(1)	277	529
Payments(2)	(310)	(574)
Net charge-offs	(437)	(761)
Transfer to real estate owned	(150)	(268)
Receivables held for sale that have subsequently been sold	(186)	(186)
Change in lower of amortized cost or fair value on receivables held for sale	260	731
Balance at end of period	$20,282	$20,282

(1)	Includes collection re-age only, modification only, or modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.
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
Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging industry best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program required certain documentation as well as receipt of two qualifying payments before the account could be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowered the interest rate on fixed rate loans and for adjustable rate mortgage ("ARM") loans the expanded program modified the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, in order to increase the long-term success rate of our modification programs we increased certain documentation requirements for participation in these programs. Late in the third quarter of 2011 the modification program was enhanced to improve underwriting and achieve a better balance between economics and customer-driven variables. The enhanced program offers a longer modification duration to select

HSBC Finance Corporation

borrowers facing a temporary hardship and expands the treatment options to include term extension and principal deferral or forgiveness. As a result, the loans remaining in our portfolio are comprised of a growing composition of longer dated or permanent modification.
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
The following table summarizes loans modified during the six months ended June 30, 2013 and 2012, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Six months ended June 30, 2013	6.9	$1.0
Six months ended June 30, 2012	10.6	1.5

(1)	Includes all loans modified during the six months ended June 30, 2013 and 2012 regardless of whether the loan was also re-aged.

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

	Quarter Ended
	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	383	351	342	341	341
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	29.4%	26.3%	25.7%	25.7%	25.8%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which totaled $872 million, $911 million and $917 million at June 30, 2013, March 31, 2013 and December 31, 2012, respectively.
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

HSBC Finance Corporation

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
Re-age Table(1)(2)

	June 30, 2013	March 31, 2013	December 31, 2012
Never re-aged	44.9%	47.0%	47.9%
Re-aged:
Re-aged in the last 6 months(3)	10.3	10.1	10.4
Re-aged in the last 7-12 months(3)	10.7	9.5	9.6
Previously re-aged beyond 12 months	34.1	33.4	32.1
Total ever re-aged	55.1	53.0	52.1
Total	100.0%	100.0%	100.0%
Re-aged by Product(1)(2)

	June 30, 2013		March 31, 2013		December 31, 2012
	(dollars are in millions)
Real estate secured	$18,798	55.1%	$19,259	54.5%	$19,340	53.8%
Personal non-credit card	—	—	1,039	35.3	1,069	33.6
Total	$18,798	55.1%	$20,298	53.0%	$20,409	52.1%

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

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At June 30, 2013, March 31, 2013 and December 31, 2012, the unpaid principal balance of re-ages without receipt of a payment totaled $733 million, $747 million and $760 million, respectively.

(3)
During the six months ended June 30, 2013 and 2012, approximately 65 percent and 60 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent.

At June 30, 2013, March 31, 2013 and December 31, 2012, $5.1 billion (27 percent of total re-aged loans in the Re-age Table), $5.0 billion (25 percent of total re-aged loans in the Re-age Table) and $5.1 billion (25 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
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
Due to affiliates totaled $8.3 billion and $9.1 billion at June 30, 2013 and December 31, 2012, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
We have a $1.5 billion uncommitted secured credit facility from HSBC Bank USA, a $2.0 billion committed credit facility and a $4.0 billion uncommitted credit facility from HSBC USA Inc. At June 30, 2013 and December 31, 2012, there was a total of $2.0 billion outstanding under the $4.0 billion credit facility. There were no balances outstanding at June 30, 2013 or December 31, 2012 under the other credit facilities. At June 30, 2013 and December 31, 2012, we also have a credit facility totaling $100 million with an HSBC affiliate to provide funding for corporate purposes.
In February 2012, HSBC North America extended to us a $455 million, 364-day uncommitted revolving credit facility. In January 2013, the facility was extended until January 2014. As of June 30, 2013 and December 31, 2012, there were no amounts outstanding under this credit facility.
We have derivative contracts with a notional amount of $20.4 billion, or approximately 99.6 percent of total derivative contracts, outstanding with HSBC affiliates at June 30, 2013 and $26.0 billion, or approximately 99.7 percent at December 31, 2012.
Interest Bearing Deposits with Banks and Other Short-Term Investments  Interest bearing deposits with banks totaled $434 million and $1.4 billion at June 30, 2013 and December 31, 2012, respectively. Securities purchased under agreements to resell totaled $5.3 billion and $2.2 billion at June 30, 2013 and December 31, 2012, respectively. Interest bearing deposits with banks and securities purchased under agreements to resell increased as compared with December 31, 2012 as a result of the proceeds from the sale of our personal non-credit card receivable portfolio on April 1, 2013, the sale of a pool of real estate secured receivables, the run-off of our liquidating receivable portfolios, the sale of REO properties and a requirement to post collateral with us under our derivative agreements, partially offset by the retirement of long term debt.
Long-Term Debt decreased to $25.3 billion at June 30, 2013 from $28.4 billion at December 31, 2012. The following table summarizes issuances and repayments of long-term debt for continuing operations during the six months ended June 30, 2013 and 2012:

Six Months Ended June 30,	2013	2012
	(in millions)
Long-term debt issued	$—	$—
Repayments of long-term debt	(2,574)	(6,192)
Net long-term debt retired from continuing operations	$(2,574)	$(6,192)
At December 31, 2012, we had a third-party back-up line of credit totaling $2.0 billion principally to support our commercial paper program which we terminated in 2012. We eliminated this third-party back-up line of credit in 2013. As discussed above, at June 30, 2013 and December 31, 2012, we also have a credit facility totaling $100 million with HSBC affiliates to provide funding for corporate purposes.
During the third quarter of 2012, we called $512 million of senior long-term debt. This transaction was funded through a $512 million loan agreement with HSBC USA Inc. which matures in September 2017. At June 30, 2013 and December 31, 2012, $512 million was outstanding under this loan agreement.
During the second quarter of 2011, we entered into a $600 million loan agreement with HSBC North America which provided for three $200 million borrowings with maturities between 2034 and 2035. As of June 30, 2013 and December 31, 2012, $600 million was outstanding under this loan agreement.
During 2011, the shelf registration statement, under which we have historically issued long-term debt, expired and we chose not to renew it. Third-party long-term debt is not currently a source of funding for us given the run-off nature of our business subsequent to the sale of our Card and Retail Services business as previously discussed.
Secured financings of $2.6 billion at June 30, 2013 are secured by $4.6 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $2.9 billion at December 31, 2012 were secured by $4.9 billion of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars substantially

HSBC Finance Corporation

all foreign-denominated notes previously issued.
We use derivatives for managing interest rate and currency risk and have received loan commitments from third parties and affiliates, but we do not otherwise enter into off balance sheet transactions.
Common Equity  During the six months ended June 30, 2013, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
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
Selected capital ratios are summarized in the following table:

	June 30, 2013	December 31, 2012
Tangible common equity to tangible assets(1)	11.86%	9.87%
Common and preferred equity to total assets	15.60	13.05

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

2013 Funding Strategy  Our current range of estimates for funding needs and sources for 2013 are summarized in the following table:

	Actual January 1 through June 30, 2013	Estimated July 1 through December 31, 2013			Estimated Full Year 2013
	(in billions)
Funding needs:
Term debt maturities	$3	$4	-	5	$7	-	8
Secured financing maturities	—	1	-	1	1	-	1
Litigation bond	—	3	-	4	3	-	4
Total funding needs	$3	$8	-	10	$11	-	13
Funding sources:
Net asset attrition(1)	$2	$1	-	1	$3	-	3
Liquidation of short-term investments	(2)	5	-	6	3	-	4
Asset sales and transfers	3	1	-	1	4	-	4
HSBC and HSBC subsidiaries, including capital infusions	—	1	-	1	1	-	1
Other(2)	—	—	-	1	—	-	1
Total funding sources	$3	$8	-	10	$11	-	13

(1)	Net of receivable charge-offs.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.
For the remainder of 2013, the combination of cash generated from operations including balance sheet attrition, funding from affiliates and asset sales will generate the liquidity necessary to meet our maturing debt obligations.

HSBC Finance Corporation

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the six months ended June 30, 2013 should not be considered indicative of the results for any future period.
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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2013 and December 31, 2012, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $5.0 billion and $6.2 billion, respectively. At June 30, 2013 and December 31, 2012, we had no Level 3 assets in our continuing operations recorded at fair value on a recurring basis.
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

HSBC Finance Corporation

Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2013 and 2012.
Transfers Between Level 2 and Level 3 Measurements  Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or

•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.
There were no available-for-sale securities for continuing operations reported as Level 3 at June 30, 2013 or December 31, 2012 as we liquidated our remaining securities available-for-sale portfolio during the first quarter of 2013. During the three months ended March 31, 2013, we transferred our personal non-credit card receivable portfolio held for sale from Level 3 to Level 2. We did not have any transfers into or out of Level 3 classifications during the three months ended June 30, 2013. We did not have any transfer into or out of Level 3 classifications in our continuing operations during the three and six months ended June 30, 2012.
See Note 15, “Fair Value Measurements,” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

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
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with non-affiliated and affiliated parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate swap counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. The fair value of our agreements with a non-affiliate counterparty has not required us or the non-affiliate to provide collateral at June 30, 2013 or December 31, 2012. The fair value of our agreements with an affiliate counterparty required the affiliate to provide collateral to us of $661 million and $75 million at June 30, 2013 and December 31, 2012, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.
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

HSBC Finance Corporation

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
The following summarizes our credit ratings at June 30, 2013 and December 31, 2012:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
As of June 30, 2013:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Short-term borrowings	A-1	P-2	F1
Series B preferred stock	BBB+	Baa3	-
As of December 31, 2012:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Short-term borrowings	A-1	P-2	F1
Series B preferred stock	BBB+	Baa3	-
As of June 30, 2013, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
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
We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps. Our financial statements are affected by movements in exchange rates on our foreign currency denominated debt, movements in exchange rates between the Great Britain pound and the U.S. dollar related to certain legacy assets maintained in Ireland prior to the closure of this foreign

HSBC Finance Corporation

legal entity as well as movements in exchange rates between the Canadian dollar and the U.S. dollar related to specialty insurance products offered in Canada prior to the sale of our Insurance business on March 29, 2013.
There has been no significant change in our approach to market risk management since December 31, 2012.
Interest rate risk  HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At June 30, 2013 and December 31, 2012, our absolute PVBP limit was $3.5 million, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at June 30, 2013 and December 31, 2012 dictated that the value of the balance sheet could not increase or decrease by more than $3.5 million.
The following table shows the components of our absolute PVBP position at June 30, 2013 and December 31, 2012 broken down by currency risk:

	June 30, 2013	December 31, 2012
	(in millions)
USD	$2.145	$1.566
JPY	.009	.010
Absolute PVBP risk(1)	$2.154	$1.576

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

	June 30, 2013	December 31, 2012
	(in millions)
Increase (decrease) in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$(15)	$(2)
Increase (decrease) in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	23	(1)
The decrease in net interest income following a hypothetical rate rise and increase in net interest income following a hypothetical rate fall as compared with December 31, 2012 reflect updates of economic stress scenarios including housing price index assumptions, regular adjustments of asset and liability behavior assumptions, updates of economic stress scenarios including housing price index assumptions, and model enhancements, sale of the personal non-credit card receivable portfolio and termination of nonqualifying hedges.
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
IFRS Basis A non-U.S. GAAP measure of reporting results in accordance with IFRSs. For a reconciliation of IFRS Basis results to the comparable owned basis amounts, see Note 13, “Business Segments,” to the accompanying consolidated financial statements.
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
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures Reconciliations of selected equity ratios follow.

	June 30, 2013	December 31, 2012
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$4,984	$4,530
Exclude:
Fair value option adjustment	(173)	(182)
Unrealized (gains) losses on cash flow hedging instruments	152	358
Postretirement benefit plan adjustments, net of tax	25	26
Unrealized (gains) losses on investments and interest-only strip receivables	—	(116)
Tangible common equity	$4,988	$4,616
Tangible shareholders’ equity:
Tangible common equity	$4,988	$4,616
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000
Tangible shareholders’ equity	$7,563	$7,191
Tangible assets:
Total assets	$42,047	$46,778
Exclude:
Derivative financial assets	—	—
Tangible assets	$42,047	$46,778
Equity ratios:
Common and preferred equity to total assets	15.60%	13.05%
Tangible common equity to tangible assets	11.86	9.87
Tangible shareholders’ equity to tangible assets	17.99	15.37

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION
Item 1.    Legal Proceedings.

See “Litigation and Regulatory Matters” in Note 16, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 54 for our legal proceedings disclosure, which is incorporated herein by reference.

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
HSBC has 13 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. HSBC continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Repayments have been received under a number of the loans during the second quarter of 2013.

HSBC Finance Corporation

Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. In the second quarter of 2013, the repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
In 2002, HSBC provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency. One repayment was received in the second quarter of 2013 under license from the relevant Europe Government.
HSBC also maintains sub-participations in five loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy, The Netherlands, France, and Spain. The repayments due under the sub-participations were not received during the second quarter of 2013, and claims are being processed and settled by the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to HSBC generated by these loans in repayment for the second quarter of 2013, which includes interest and fees, was $307,000. Estimated net profit for HSBC during the second quarter of 2013 was $133,000. While HSBC intends to continue to seek repayment, it does not intend to extend any new loans.
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
HSBC worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during the second quarter of 2013.
Estimated gross revenue to HSBC for the second quarter of 2013, which includes fees and/or commissions, was $3,000. HSBC does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. HSBC is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
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
While HSBC has attempted to restrict or terminate its role as paying or collecting bank, some check transactions with U.S.-sanctioned Iranian financial institutions have been settled. HSBC's ability to effectively terminate or implement check-clearing restrictions is dependent on the relevant central banks permitting it to do so unilaterally. Where permitted, HSBC has terminated the activity altogether, implementing both automated and manual controls. There was no measurable gross revenue or net profit generated by this activity in the second quarter of 2013.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
HSBC maintains a frozen account in the U.K. for an Iranian-owned, FSA-regulated financial institution. In April 2007, the U.K. government issued a license to allow HSBC to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. There was some licensed activity in the second quarter of 2013.

•
HSBC acts as the trustee and administrator for pension schemes involving three employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, HSBC accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the three Iranian bank employees. HSBC runs and operates these pension schemes in accordance with Hong Kong laws and regulations.

•
In 2010, HSBC closed its representative office in Iran. HSBC maintains a local account with a U.S.-sanctioned Iranian bank in Tehran in order to facilitate residual activity related to the closure. There was no activity in the second quarter of 2013.

Estimated gross revenue to HSBC for the second quarter of 2013 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was $2,000. HSBC does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. HSBC intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.

HSBC Finance Corporation

Iranian embassy-related activity HSBC maintained a bank account in London for the Iranian embassy in London, which was used to support Iranian students studying in the U.K. This account was closed in the second quarter of 2013, and the funds were moved into unclaimed balances.
2013 Activity related to U.S. Executive Order 13224 HSBC maintained a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the second quarter of 2013 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated to HSBC in the second quarter of 2013.
2013 Activity related to U.S. Executive Order 13382 HSBC held an account for a customer in the United Arab Emirates that was sanctioned under Executive Order 13382 in the second quarter of 2013. HSBC has notified the customer that the account is being closed, and there has been minimal activity in the second quarter of 2013. There was no measurable gross revenue or net profits generated to HSBC in the second quarter of 2013.
Frozen accounts and transactions HSBC maintains several accounts that are frozen under relevant sanctions programs and on which no activity took place during the second quarter of 2013. In the second quarter of 2013, HSBC also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to HSBC.

Item 6.    Exhibits and Financial Statement Schedules.

Exhibits included in this Report:

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)
This exhibit shall not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

(2)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iii)  the Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Index

Account management policies and practices 90	Fair value measurements:
Assets:	assets and liabilities recorded at fair value on a recurring basis 51
by business segment 46	assets and liabilities recorded at fair value on a non-recurring basis 51
fair value of financial assets 49	fair value adjustments 48
fair value measurements 47	financial instruments 49
nonperforming 17, 89	hierarchy 97
Balance sheet (consolidated) 5	transfers into/out of Level 1 and Level 2 51, 98
Basel III 31, 78, 99	transfers into/out of Level 2 and Level 3 51, 98
Basis of reporting 68	valuation control framework 48
Business:	valuation techniques 53
consolidated performance review 63	Financial highlights metrics 65
focus 61	Financial liabilities:
Capital:	designated at fair value 25
2013 funding strategy 96	fair value of financial liabilities 49
common equity movements 96	Forward looking statements 60
consolidated statement of changes 6	Funding 67, 95
selected capital ratios 96	Gain (loss) from debt designated at fair value and related derivatives 25, 78
Cash flow (consolidated) 7	Geographic concentration of receivables 18
Cautionary statement regarding forward-looking statements 60	Impairment:
Compliance risk 100	credit losses 18, 64, 75
Consumer business segment 42, 81	nonaccrual receivables 13, 89
Controls and procedures 103	nonperforming receivables 17, 89
Credit quality 84	Income tax expense 32
Credit risk:	Interest income:
concentration 17	net interest income 74
management 98	sensitivity 100
Current environment 60	Interest rate risk 100
Deferred tax assets 33	Key performance indicators 65
Derivatives:	Legal proceedings 54, 103
cash flow hedges 29	Liabilities:
fair value hedges 28	financial liabilities designated at fair value 25
income (expense) 77	lines of credit 95
non-qualifying hedges 30	long-term debt 95
notional amount 31	Liquidity and capital resources 95
Discontinued operations 9	Liquidity risk 98
Equity:	Litigation and regulatory matters 54, 103
consolidated statement of changes 6	Loans and advances - see Receivables
ratios 96	Loan impairment charges - see Provision for credit losses
Estimates and assumptions 9
Executive overview 60

HSBC Finance Corporation

Market risk 99	Repurchase liability 79
Market turmoil - see Current environment	Reputational risk 101
Model risk 101	Results of operations 74
Mortgage Lending products 12, 71	Risk elements in the loan portfolio by product 17
Net interest income 74	Risk management:
New accounting pronouncements 59	credit 98
Operating expenses 79	compliance 100
Operational risk 100	interest rate 100
Other revenues 77	liquidity 98
Pension and other postretirement benefits 38	market 99
Pension risk 101	model 101
Performance, developments and trends 63	operational 100
Profit (loss) before tax:	pension 101
by segment - IFRSs basis 46	reputational 101
consolidated 3	strategic 101
Provision for credit losses 18, 64, 75	security and fraud 101
Ratios:	Securities 12
capital 96	Security and fraud risk 101
charge-off (net) 88	Segment results - IFRSs basis:
credit loss reserve related 85	consumer 42, 81
delinquency 87	overall summary 80
earnings to fixed charges - Exhibit 12	Selected financial data 65
efficiency 66, 80	Sensitivity:
financial 65	projected net interest income 100
Re-aged receivables 94	Statement of cash flows 7
Real estate owned 73	Statement of changes in shareholders' equity 6
Receivables:	Statement of comprehensive income (loss) 4
by category 12, 71	Statement of income (loss) 3
by charge-off (net) 88	Strategic initiatives and focus 61
by delinquency 87	Strategic risk 101
geographic concentration 18	Table of content 2
held for sale 20, 61	Tangible common equity to tangible assets 96
modified and/or re-aged 91	Tax expense 32
nonaccrual 13, 89	Troubled debt restructures 14, 65
overall review 71	Variable interest entities 47
risk concentration 17
troubled debt restructures 14, 65
Reconciliation of Non-U.S. GAAP financial measures to U.S. GAAP financial measures 102
Reconciliation of U.S. GAAP results to IFRSs 69
Related party transactions 38

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:    August 5, 2013

HSBC FINANCE CORPORATION

By:	/s/ MICHAEL A. REEVES
Michael A. Reeves
Executive Vice President
and Chief Financial Officer

HSBC Finance Corporation

Exhibit Index

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)
This exhibit shall not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

(2)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iii)  the Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.