Form 10-Q
period 2013-09-30
HSBC Finance Corp
filed 2013-11-04
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

Part I.	FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Finance and other interest income	$557	$833	$1,921	$2,598
Interest expense on debt held by:
HSBC affiliates	48	40	149	120
Non-affiliates	280	376	911	1,262
Interest expense	328	416	1,060	1,382
Net interest income	229	417	861	1,216
Provision for credit losses	(160)	287	131	1,816
Net interest income (loss) after provision for credit losses	389	130	730	(600)
Other revenues:
Derivative related income (expense)	1	(42)	87	(261)
Gain (loss) on debt designated at fair value and related derivatives	33	(95)	168	(399)
Servicing and other fees from HSBC affiliates	6	8	19	26
Lower of amortized cost or fair value adjustment on receivables held for sale	66	(50)	892	(1,597)
Other income (loss)	8	35	(70)	27
Total other revenues	114	(144)	1,096	(2,204)
Operating expenses:
Salaries and employee benefits	51	55	166	134
Occupancy and equipment expenses, net	8	11	26	32
Real estate owned expenses	16	22	58	71
Other servicing and administrative expenses	63	104	216	264
Support services from HSBC affiliates	78	84	213	229
Total operating expenses	216	276	679	730
Income (loss) from continuing operations before income tax	287	(290)	1,147	(3,534)
Income tax (expense) benefit	(91)	98	(376)	1,325
Income (loss) from continuing operations	196	(192)	771	(2,209)
Discontinued operations (Note 2):
Income (loss) from discontinued operations before income tax	(33)	(36)	(228)	2,685
Income tax benefit (expense)	4	91	70	(1,026)
Income (loss) from discontinued operations	(29)	55	(158)	1,659
Net income (loss)	$167	$(137)	$613	$(550)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income (loss)	$167	$(137)	$613	$(550)
Other comprehensive income, net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	32	34	238	84
Securities available-for-sale, not other-than temporarily impaired	—	15	(115)	21
Other-than-temporarily impaired debt securities available-for-sale	—	—	(1)	1
Pension and postretirement benefit plan adjustments, net of tax	—	—	1	1
Foreign currency translation adjustments, net of tax	—	4	(11)	4
Other comprehensive income, net of tax	32	53	112	111
Total comprehensive income (loss)	$199	$(84)	$725	$(439)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2013	December 31, 2012
	(in millions, except share data)
Assets
Cash	$225	$197
Interest bearing deposits with banks	—	1,371
Securities purchased under agreements to resell	6,196	2,160
Securities available-for-sale	—	80
Receivables, net (including $4.5 billion and $4.9 billion at September 30, 2013 and December 31, 2012, respectively, collateralizing long-term debt and net of credit loss reserves of $3.7 billion and $4.6 billion at September 30, 2013 and December 31, 2012, respectively)	25,051	29,284
Receivables held for sale	4,717	6,203
Properties and equipment, net	69	71
Real estate owned	337	227
Deferred income taxes, net	2,604	3,889
Other assets	1,580	1,264
Assets of discontinued operations	200	2,032
Total assets	$40,979	$46,778
Liabilities
Debt:
Due to affiliates (including $493 million and $514 million at September 30, 2013 and December 31, 2012, respectively, carried at fair value)	$8,965	$9,089
Long-term debt (including $8.0 billion and $9.7 billion at September 30, 2013 and December 31, 2012, respectively, carried at fair value and $2.5 billion and $2.9 billion at September 30, 2013 and December 31, 2012, respectively, collateralized by receivables)	23,707	28,426
Total debt	32,672	37,515
Derivative related liabilities	1	22
Liability for postretirement benefits	240	263
Other liabilities	1,222	1,372
Liabilities of discontinued operations	114	1,501
Total liabilities	34,249	40,673
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued at both September 30, 2013 and December 31, 2012, respectively)	—	—
Additional paid-in-capital	23,967	23,974
Accumulated deficit	(18,667)	(19,187)
Accumulated other comprehensive loss	(145)	(257)
Total common shareholder’s equity	5,155	4,530
Total shareholders’ equity	6,730	6,105
Total liabilities and shareholders’ equity	$40,979	$46,778
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30,	2013	2012
	(dollars are in millions)
Preferred stock
Balance at the beginning and end of period	$1,575	$1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in-capital
Balance at beginning of period	23,974	23,966
Employee benefit plans, including transfers and other	(7)	8
Balance at end of period	23,967	23,974
Accumulated deficit
Balance at beginning of period	(19,187)	(18,219)
Net income (loss)	613	(550)
Dividends on preferred stock	(93)	(92)
Balance at end of period	(18,667)	(18,861)
Accumulated other comprehensive loss
Balance at beginning of period	(257)	(396)
Other comprehensive income	112	111
Balance at end of period	(145)	(285)
Total common shareholder’s equity at end of period	5,155	4,828
Total shareholders' equity at end of period	$6,730	$6,403

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2013	2012
	(in millions)
Cash flows from operating activities
Net income (loss)	$613	$(550)
Income (loss) from discontinued operations	(158)	1,659
Income (loss) from continuing operations	771	(2,209)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	131	1,816
Lower of amortized cost or fair value adjustment on receivables held for sale	(892)	1,597
Loss on sale of real estate owned, including lower of amortized cost or fair value adjustments	8	37
Depreciation and amortization	6	6
Mark-to-market on debt designated at fair value and related derivatives	75	715
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	(276)	(743)
Net change in other assets	982	(574)
Net change in other liabilities	(189)	(473)
Other, net	78	337
Cash provided by operating activities – continuing operations	694	509
Cash provided by (used in) operating activities – discontinued operations	(243)	2,361
Cash provided by operating activities	451	2,870
Cash flows from investing activities
Securities:
Purchased	—	(46)
Matured	—	89
Sold	—	123
Net change in short-term securities available-for-sale	80	(92)
Net change in securities purchased under agreements to resell	(4,036)	20
Net change in interest bearing deposits with banks	1,371	(223)
Receivables:
Net collections	2,253	2,210
Proceeds from sales of receivables	3,588	—
Proceeds from sales of real estate owned	455	474
Purchases of properties and equipment	(5)	(3)
Cash provided by investing activities – continuing operations	3,706	2,552
Cash provided by investing activities – discontinued operations	215	9,359
Cash provided by investing activities	3,921	11,911

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Nine Months Ended September 30,	2013	2012
	(in millions)
Cash flows from financing activities
Debt:
Net change in commercial paper	—	(3,947)
Net change in due to affiliates	(103)	(490)
Long-term debt retired	(4,324)	(9,472)
Shareholders’ dividends	(93)	(92)
Cash used in financing activities – continuing operations	(4,520)	(14,001)
Cash used in financing activities – discontinued operations	—	(195)
Cash used in financing activities	(4,520)	(14,196)
Net change in cash	(148)	585
Cash at beginning of period(1)	397	318
Cash at end of period(2)	$249	$903
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$576	$416
Transfer of receivables to held for sale	1,816	6,756

(1)	Cash at beginning of period includes $200 million and $103 million for discontinued operations as of January 1, 2013 and 2012, respectively.

(2)	Cash at end of period includes $24 million and $174 million for discontinued operations as of September 30, 2013 and 2012, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	9	Accumulated Other Comprehensive Income	31
2	Discontinued Operations	9	10	Pension and Other Postretirement Benefits	34
3	Securities	12	11	Related Party Transactions	34
4	Receivables	12	12	Business Segments	38
5	Credit Loss Reserves	18	13	Variable Interest Entities	40
6	Receivables Held for Sale	19	14	Fair Value Measurements	40
7	Fair Value Option	24	15	Litigation and Regulatory Matters	46
8	Derivative Financial Instruments	25	16	New Accounting Pronouncements	51

1.	Organization

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

HSBC Finance Corporation

The following table summarizes the operating results of our discontinued Insurance business for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net interest income and other revenues(1)	$—	$105	$70	$169
Income (loss) from discontinued operations before income tax	(3)	28	3	(72)

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

Assets and liabilities of our discontinued Insurance operations, which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet, consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in millions)
Cash	$—	$2
Interest bearing deposits with banks	—	29
Available-for-sale securities	—	1,411
Other assets	—	226
Assets of discontinued operations	$—	$1,668
Insurance policy and claim reserves	$—	$988
Other liabilities	—	224
Liabilities of discontinued operations	$—	$1,212
Commercial Beginning in the second quarter of 2012, we have reported our Commercial business in discontinued operations as there are no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. The following table summarizes the operating results of our discontinued Commercial business for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net interest income and other revenues(1)	$2	$1	$10	$23
Income from discontinued operations before income tax	1	—	5	20

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

2011 Discontinued Operations:
Card and Retail Services On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”) for a premium of 8.75 percent of receivables. In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value. Under the terms of the agreement, interests in facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon were sold or transferred to Capital One, although we have entered into site-sharing arrangements for certain of these locations for a period of time. The total cash consideration was $11,786 million, which resulted in a pre-tax gain of $2,178 million ($1,407 million after-tax) being recorded during the second quarter of 2012. The majority of the employees in our Card and Retail Services business transferred to Capital One. As such, no significant

HSBC Finance Corporation

one-time closure or severance costs were incurred as a result of this transaction. Our Card and Retail Services business is reported in discontinued operations.
The following table summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net interest income and other revenues(1)(2)	$—	$(14)	$—	$3,342
Income (loss) from discontinued operations before income tax(2)(3)	(31)	(64)	(236)	2,737

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

(2)
For the nine months ended September 30, 2012, amount includes a gain of $79 million resulting from the sale of account relationships to HSBC Bank USA which we had previously purchased from HSBC Bank USA in July 2004.

(3)
For the nine months ended September 30, 2013, amount includes an incremental expense of $96 million recorded based on actions taken and to be taken in connection with an industry review of enhancement services products. Additionally for the three and nine months ended September 30, 2013, the amounts also reflect expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One. We expect costs associated with the separation of the credit card operational infrastructure to continue through the remainder of 2013. For the nine months ended September 30, 2013 amounts also reflect a legal accrual of $40 million. See Note 15, "Litigation and Regulatory Matters," for further discussion of the legal matter.

Assets and liabilities of our discontinued Card and Retail Services business, which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet, consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in millions)
Cash	$23	$197
Other assets(1)	96	84
Assets of discontinued operations	$119	$281

Other liabilities(2)	$113	$283
Liabilities of discontinued operations	$113	$283

(1)	At September 30, 2013 and December 31, 2012, other assets primarily consists of current and deferred taxes.

(2)
At September 30, 2013 and December 31, 2012, other liabilities primarily consists of amounts due to Capital One for cash collections we have received on customer accounts while we continue to service these accounts on an interim basis as well as certain legal accruals as discussed above.

HSBC Finance Corporation

3.	Securities

Securities Available-for-Sale During the first quarter of 2013, we liquidated our remaining securities available-for-sale portfolio and, as a result, do not have any available-for-sale securities at September 30, 2013. Securities available-for-sale for continuing operations consisted of the following at December 31, 2012:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Money market funds	$80	$—	$—	$80
Securities available-for-sale	$80	$—	$—	$80
Securities Purchased Under Agreements to Resell Securities purchased under agreements to resell ("Resale Agreements") are treated as collateralized financing transactions and are carried on our balance sheet at the amount advanced plus accrued interest with a balance of $6.2 billion and $2.2 billion at September 30, 2013 and December 31, 2012, respectively. Resale Agreements are collateralized by securities, and the market value of the securities is regularly monitored, with additional collateral obtained when appropriate. At September 30, 2013 and December 31, 2012, the market value of the securities obtained as collateral exceeded the carrying value of the Resale Agreements.

4.	Receivables

Receivables consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Real estate secured:
First lien	$24,682	$29,301
Second lien	3,162	3,638
Total real estate secured receivables	27,844	32,939
Accrued finance income and other	904	952
Credit loss reserve for receivables	(3,697)	(4,607)
Total receivables, net	$25,051	$29,284
Net deferred origination fees and costs totaled $194 million and $221 million at September 30, 2013 and December 31, 2012, respectively, and are included in the receivable balance. Net unamortized premium on our receivables totaled $109 million and $127 million at September 30, 2013 and December 31, 2012, respectively.
Collateralized funding transactions Secured financings previously issued under public trusts with a balance of $2,486 million at September 30, 2013 are secured by $4,494 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $2,878 million at December 31, 2012 were secured by $4,898 million of closed-end real estate secured receivables.
Age Analysis of Past Due Receivables The following tables summarize the past due status of our receivables at September 30, 2013 and December 31, 2012. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age.

HSBC Finance Corporation

	Past Due		Total Past Due		Total Receivables(2)
September 30, 2013	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$2,661	$1,577	$4,238	$20,444	$24,682
Second lien	264	198	462	2,700	3,162
Total real estate secured receivables(3)	$2,925	$1,775	$4,700	$23,144	$27,844

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2012	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$2,759	$2,748	$5,507	$23,794	$29,301
Second lien	316	239	555	3,083	3,638
Total real estate secured receivables(3)	$3,075	$2,987	$6,062	$26,877	$32,939

(1)	Receivables less than 30 days past due are presented as current.

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

(3)
Our real estate secured receivables have historically been maintained on two mortgage loan servicing platforms which resulted in differences relating to how contractual delinquency was determined. In April 2013, we moved all closed-end real estate secured receivables onto one platform which resulted in the substantial majority of our real estate secured receivables utilizing the same platform. As a result of this move, we have experienced an increase in dollars of two-months-and-over contractual delinquency, although much of the increase has been offset by improvements in credit quality in other parts of our real estate secured receivable portfolio.

Nonaccrual receivables Nonaccrual consumer receivables and nonaccrual receivables held for sale are all receivables which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged such that the contractual delinquency status has been reset to current. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivables and nonaccrual receivables held for sale consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in millions)
Nonaccrual receivable portfolios:
Real estate secured(1)	$1,803	$3,032
Receivables held for sale(1)	3,287	2,161
Total nonaccrual receivables	$5,090	$5,193

(1)
At September 30, 2013 and December 31, 2012, nonaccrual real estate secured receivables held for investment include $637 million and $1,748 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. For a discussion of the movements between the components of nonaccrual receivables, see Note 6, "Receivables Held for Sale," which includes discussion of the transfer of real estate secured receivables that were carried at the lower of amortized cost or fair value of the collateral less cost to sell to held for sale during the second and third quarters of 2013 as well as discussion regarding the formal program introduced in the second quarter of 2013 to transfer receivables (meeting pre-determined criteria) to held for sale when the receivable is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies.

HSBC Finance Corporation

The following table provides additional information on our total nonaccrual receivables:

Nine months ended September 30,	2013	2012
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$631	$759
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period	129	185
Troubled Debt Restructurings Troubled debt restructurings ("TDR Loans") represent receivables for which the original contractual terms have been modified to provide for terms that are at less than a market rate of interest for new receivables because of deterioration in the borrower’s financial status.
Modifications for real estate secured and personal non-credit card receivables may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of finance income we are contractually entitled to receive for a period of time in future periods. By lowering the interest rate and making other changes to the loan terms, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Re-aging is an account management action that results in the resetting of the contractual delinquency status of an account to current which generally requires the receipt of two qualifying payments. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rate which generally results in a higher reserve requirement for these loans.
The following table presents information about receivables and receivables held for sale which as a result of any account management action taken during the three and nine months ended September 30, 2013 and 2012 became classified as TDR Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Real estate secured:
First lien	$341	$735	$1,329	$2,745
Second lien	35	72	129	287
Total real estate secured	376	807	1,458	3,032
Personal non-credit card(1)	—	27	28	267
Total(2)	$376	$834	$1,486	$3,299

(1)	As discussed more fully in Note 6, "Receivables Held for Sale," we sold our personal non-credit card receivable portfolio on April 1, 2013.

(2)	The following table summarizes the actions taken during the three and nine months ended September 30, 2013 and 2012 which resulted in the above receivables being classified as a TDR Loan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Interest rate modification	$155	$332	$547	$1,557
Re-age of past due account	221	502	939	1,742
Total	$376	$834	$1,486	$3,299
The decrease in the volume of new TDR Loans during the three and nine months ended September 30, 2013 is due to lower overall volumes of re-ages as well as the fact that more of the account management actions taken during the three and nine months ended September 30, 2013 were on accounts that were already classified as TDR Loans.

HSBC Finance Corporation

Receivables and receivables held for sale reported as TDR Loans consisted of the following as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(in millions)
TDR Loans:(1)(2)(3)
Real estate secured:
First lien	$14,293	$14,607
Second lien	1,115	1,205
Total real estate secured(4)	15,408	15,812
Personal non-credit card(6)	—	592
Total TDR Loans	$15,408	$16,404

Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$2,526	$3,104
Second lien	412	523
Total credit loss reserves for real estate secured TDR Loans(3)(5)	$2,938	$3,627

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

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

	September 30, 2013	December 31, 2012
	(in millions)
Real estate secured:
First lien	$17,296	$18,451
Second lien	1,256	1,345
Total real estate secured	18,552	19,796
Personal non-credit card	—	1,139
Total TDR Loans	$18,552	$20,935

(3)
At September 30, 2013 and December 31, 2012, $3,340 million of real estate secured receivables and $2,528 million (of which $1,936 million are real estate secured receivables) of TDR Loans were reported as receivables held for sale for which there are no credit loss reserves as they are carried at the lower of amortized cost or fair value.

(4)
At September 30, 2013 and December 31, 2012, TDR Loans held for investment totaling $637 million and $1,488 million, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	Included in credit loss reserves.

(6)	As discussed more fully in Note 6, "Receivables Held for Sale," we sold our personal non-credit card receivable portfolio on April 1, 2013.

HSBC Finance Corporation

The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Real estate secured:
First lien	$241	$418	$871	$1,848
Second lien	26	57	90	212
Total real estate secured	267	475	961	2,060
Personal non-credit card	—	34	21	236
Total	$267	$509	$982	$2,296

The volume of TDR Loans which were classified as TDR Loans during the previous 12 months and became sixty days or greater contractually delinquent during the three and nine months ended September 30, 2013 decreased as a result of the lower new TDR volumes as compared with the year-ago periods.
The following table provides additional information relating to TDR Loans, including TDR Loans held for sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$14,634	$13,486	$14,715	$13,738
Second lien	1,129	1,152	1,160	1,146
Total real estate secured	15,763	14,638	15,875	14,884
Personal non-credit card	—	570	—	1,041
Total average balance of TDR Loans	$15,763	$15,208	$15,875	$15,925
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$234	$227	$719	$629
Second lien	27	27	83	75
Total real estate secured	261	254	802	704
Personal non-credit card	—	44	40	132
Total interest income recognized on TDR Loans	$261	$298	$842	$836
Consumer Receivable Credit Quality Indicators Credit quality indicators used for consumer receivables include a loan’s delinquency status, whether the loan is performing and whether the loan is a TDR Loan.
Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

HSBC Finance Corporation

	September 30, 2013		December 31, 2012
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien(1)	$5,878	19.99%	$5,821	18.01%
Second lien	289	9.13	349	9.59
Total real estate secured	6,167	18.94	6,170	17.16
Personal non-credit card	—	—	103	3.24
Total	$6,167	18.94%	$6,273	16.03%

(1)
Dollars of delinquency for first lien real estate secured receivables includes $3,411 million and $2,176 million of real estate secured receivables classified as held for sale at September 30, 2013 and December 31, 2012, respectively.

Nonperforming The following table summarizes the status of receivables and receivables held for sale:

	Accruing Loans	Nonaccrual Loans	Total
	(in millions)
At September 30, 2013
Real estate secured(1)(2)	$26,041	$1,803	$27,844
Receivables held for sale	1,430	3,287	4,717
Total	$27,471	$5,090	$32,561
At December 31, 2012
Real estate secured(1)(2)	$29,907	$3,032	$32,939
Receivables held for sale	4,042	2,161	6,203
Total	$33,949	$5,193	$39,142

(1)
At September 30, 2013 and December 31, 2012, nonaccrual real estate secured receivables held for investment include $637 million and $1,748 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
At September 30, 2013 and December 31, 2012, nonaccrual real estate secured receivables held for investment include $1,260 million and $2,096 million, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

Troubled debt restructurings See discussion of TDR Loans above for further details on this credit quality indicator.

HSBC Finance Corporation

5.	Credit Loss Reserves

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the three and nine months ended September 30, 2013 and 2012:

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Three Months Ended September 30, 2013:
Credit loss reserve balances at beginning of period	$3,463	$635	$—	$4,098
Provision for credit losses	(145)	(8)	(7)	(160)
Net charge-offs:
Charge-offs(3)	(212)	(72)	—	(284)
Recoveries	27	9	7	43
Total net charge-offs	(185)	(63)	7	(241)
Credit loss reserve balance at end of period	$3,133	$564	$—	$3,697
Nine Months Ended September 30, 2013:
Credit loss reserve balances at beginning of period	$3,867	$740	$—	$4,607
Provision for credit losses	121	54	(44)	131
Net charge-offs:
Charge-offs(3)	(950)	(260)	—	(1,210)
Recoveries	87	30	44	161
Total net charge-offs	(863)	(230)	44	(1,049)
Other	8	—	—	8
Credit loss reserve balance at end of period	$3,133	$564	$—	$3,697
Reserve components:
Collectively evaluated for impairment	$591	$151	$—	$742
Individually evaluated for impairment(1)	2,490	412	—	2,902
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	51	1	—	52
Receivables acquired with deteriorated credit quality	1	—	—	1
Total credit loss reserves	$3,133	$564	$—	$3,697
Receivables:
Collectively evaluated for impairment	$13,475	$2,042	$—	$15,517
Individually evaluated for impairment(1)	10,362	1,069	—	11,431
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	835	48	—	883
Receivables acquired with deteriorated credit quality	10	3	—	13
Total receivables	$24,682	$3,162	$—	$27,844
Three Months Ended September 30, 2012:
Credit loss reserve balances at beginning of period	$3,858	$750	$—	$4,608
Provision for credit losses(2)	242	50	(5)	287
Net charge-offs:
Charge-offs(3)	(379)	(109)	—	(488)
Recoveries	3	14	5	22
Total net charge-offs	(376)	(95)	5	(466)
Credit loss reserve balance at end of period	$3,724	$705	$—	$4,429

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Nine Months Ended September 30, 2012:
Credit loss reserve balances at beginning of period	$4,089	$823	$1,040	$5,952
Provision for credit losses(2)	1,392	271	153	1,816
Net charge-offs:
Charge-offs(3)	(1,777)	(433)	(389)	(2,599)
Recoveries	20	44	161	225
Total net charge-offs	(1,757)	(389)	(228)	(2,374)
Reserves on receivables transferred to held for sale	—	—	(965)	(965)
Credit loss reserve balance at end of period	$3,724	$705	$—	$4,429
Reserve components:
Collectively evaluated for impairment	$572	$178	$—	$750
Individually evaluated for impairment(1)	3,065	525	—	3,590
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	82	1	—	83
Receivables acquired with deteriorated credit quality	5	1	—	6
Total credit loss reserves	$3,724	$705	$—	$4,429
Receivables:
Collectively evaluated for impairment	$17,501	$2,640	$—	$20,141
Individually evaluated for impairment(1)	10,854	1,112	—	11,966
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	1,775	65	—	1,840
Receivables acquired with deteriorated credit quality	13	3	—	16
Total receivables	$30,143	$3,820	$—	$33,963

(1)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $637 million and $1,001 million at September 30, 2013 and 2012, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $36 million and $61 million at September 30, 2013 and 2012, respectively. These credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
The nine months ended September 30, 2012 includes $112 million related to the lower of amortized cost or fair value attributable to credit for personal non-credit card receivables transferred to held for sale at June 30, 2012. See Note 6, "Receivables Held for Sale," for additional information.

(3)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale a pool of real estate secured receivables that were carried at the lower of amortized cost or fair value of the collateral less cost and recognized the existing credit loss reserves on these receivables as additional charge-off totaling $21 million and $140 million during the three and nine months ended September 30, 2013, respectively, and $333 million during the nine months ended September 30, 2012. See Note 6, "Receivables Held for Sale," for additional information.

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

HSBC Finance Corporation

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
During the second and third quarters of 2013, we sold two separate pools of real estate secured loans to a third-party investor with an aggregate unpaid principal balance of $1,124 million (aggregate carrying value of $634 million) at the time of sale for aggregate cash consideration of $632 million which resulted in a loss of $18 million during the nine months ended September 30, 2013 primarily related to transaction fees. On October 1, 2013 we completed the sale of an additional pool of real estate secured receivables with an unpaid principal balance of $1,541 million (carrying value of $901 million) at the time of sale to a third-party investor for cash consideration of $901 million. As these receivables were carried at the lower of amortized cost or fair value at September 30, 2013, we do not expect any significant impact to our earnings will be recorded during the fourth quarter of 2013.
The market demand for first lien partially charged-off accounts has been strong throughout the first nine months of 2013. As a direct result of this increased market demand, in June 2013, we decided we no longer have the intent to hold for investment first lien real estate secured receivables once they have been written down to the lower of amortized cost or fair value of the collateral less cost to sell, subject to certain exceptions, principally receivables associated with secured financings which are not saleable. As a result, we adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the three and nine months ended September 30, 2013, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $473 million and $3,077 million, respectively, at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $346 million and $2,101 million, respectively, for the three and nine months ended September 30, 2013.
As we now plan to sell these receivables to third party investors fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor would incorporate a number of assumptions in predicting future cash flows, such as differences in overall cost of capital assumptions, which may result in a lower estimate of fair value for the cash flows associated with the receivables. Accordingly, during the three and nine months ended September 30, 2013 we recorded a lower of amortized cost or fair value adjustment of $46 million and $145 million, respectively, associated with the newly transferred loans, all of which was attributable to non-credit related factors and was recorded as a component of total other revenues in the consolidated statement of income (loss).
We expect that receivables held for sale at September 30, 2013 will be sold in multiple transactions generally over the next 15 months or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. Accordingly, based on the projected timing of loan sales and the expected flow of foreclosure volume into REO over the next 15 months, a portion of the real estate secured receivables classified as held for sale will ultimately become REO. As a result, a portion of the fair value adjustment on receivables held for sale may be reversed in earnings over time. This estimate of fair value is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity. During the three and nine months ended September 30, 2013, we transferred a portion of our real estate secured receivable portfolio held for sale with a carrying value of $175 million and $405 million, respectively, to REO after obtaining title to the underlying collateral and reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $1 million and $50 million, respectively. Additionally, during the three and nine months ended September 30, 2013, we completed short sales on real estate secured receivables with a carrying value of $63 million and $151 million, respectively. As a result of these short sales, we reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $11 million and $22 million during the three and nine months ended September 30, 2013, respectively, as the agreed price was higher than the carrying value.

HSBC Finance Corporation

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
On March 5, 2013, we entered into an agreement to sell our personal non-credit card receivable portfolio to trusts for which affiliates of Springleaf Finance, Inc. ("Springleaf"), Newcastle Investment Corp. and Blackstone Tactical Opportunities Advisors L.L.C. are the sole beneficiaries (collectively, the "Purchasers"). On March 5, 2013, we also entered into an agreement to sell a loan servicing facility and related assets located in London, Kentucky (the "Facility") to Springleaf. On April 1, 2013, we completed the sale of our personal non-credit card receivable portfolio with a carrying value of $2,947 million at March 31, 2013 to the Purchasers. Total cash consideration received was $2,964 million. During the second quarter of 2013, we recorded a loss on sale of $11 million primarily related to transaction fees. On September 1, 2013, we completed the sale of the Facility to Springleaf and recognized an immaterial gain on sale of the Facility. Additionally, on September 1, 2013 the personal non-credit card receivables were converted onto the Purchaser's system and we transferred to the Purchaser over 200 employees who had performed servicing activities for these and other receivables. Prior to the conversion of these receivable to the Purchaser's systems, we serviced these personal non-credit card receivables for the Purchasers for a fee. Servicing fee revenues recorded for servicing these personal non-credit card receivables during the three and nine months ended September 30, 2013 totaled $17 million and $29 million, respectively.
Receivables held for sale which are carried at the lower of amortized cost or fair value consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in millions)
First lien real estate secured(1)	$4,717	$3,022
Personal non-credit card	—	3,181
Total receivables held for sale	$4,717	$6,203

(1)	On October 1, 2013, we sold $901 million of the real estate secured receivables held for sale at September 30, 2013.

HSBC Finance Corporation

The following table summarizes the activity in receivables held for sale during the three and nine months ended September 30, 2013.

	Real Estate Secured	Personal Non-Credit Card	Total
	(in millions)
Three Months Ended September 30, 2013:
Receivables held for sale at beginning of period	$4,991	$—	$4,991
Receivable sales:
First lien real estate secured	(404)	—	(404)
Lower of amortized cost or fair value adjustment on receivables held for sale	112	—	112
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(238)	—	(238)
Change in receivable balance, including collections	(23)	—	(23)
Transfer of first lien real estate secured into held for sale at the lower of amortized cost or fair value(1)	279	—	279
Receivables held for sale at end of period(2)	$4,717	$—	$4,717

Nine Months Ended September 30, 2013:
Receivables held for sale at beginning of period	$3,022	$3,181	$6,203
Receivable sales:
First lien real estate secured	(634)	—	(634)
Personal non-credit card receivables	—	(2,947)	(2,947)
Lower of amortized cost or fair value adjustment on receivables held for sale	1,119	(82)	1,037
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(556)	—	(556)
Change in receivable balance, including collections	(50)	(152)	(202)
Transfer of first lien real estate secured into held for sale at the lower of amortized cost or fair value(1)	1,816	—	1,816
Receivables held for sale at end of period(2)	$4,717	$—	$4,717

(1)
The lower of amortized cost or fair value adjustment on receivables transferred into held for sale during the three and nine months ended September 30, 2013 totaled $46 million and $145 million, respectively.

(2)	Net of a valuation allowance of $237 million at September 30, 2013. The following table provides a rollforward of our valuation allowance for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in millions)
Balance at beginning of period	$309	$1,452
Initial valuation allowance for receivables transferred to held for sale during the period	46	145
Release of valuation allowance resulting from improvements in fair value	(112)	(1,037)
Release of valuation allowance for collections, loans sold, charged-off, transferred to REO or short sale	(6)	(323)
Balance at September 30, 2013	$237	$237

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment recorded in provision for credit losses and other revenues during the three and nine months ended September 30, 2013 and 2012:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
	Fair Value	REO	Short Sales	Total
	(in millions)
(Income)/Expense:
Three Months Ended September 30, 2013:
Lower of amortized cost or fair value adjustments recorded as a component of:
Other revenues:
Initial lower of amortized cost or fair value adjustment	$46	$—	$—	$46
Subsequent to initial transfer to held for sale(1)	(100)	(1)	(11)	(112)
Total recorded through other revenues	(54)	(1)	(11)	(66)
Lower of amortized cost or fair value adjustment	$(54)	$(1)	$(11)	$(66)

Three Months Ended September 30, 2012:
Lower of amortized cost or fair value adjustments recorded as a component of:
Other revenues:
Initial lower of amortized cost or fair value adjustment	$—	$—	$—	$—
Subsequent to initial transfer to held for sale	85	(26)	(9)	50
Total recorded through other revenues	85	(26)	(9)	50
Lower of amortized cost or fair value adjustment	$85	$(26)	$(9)	$50

Nine Months Ended September 30, 2013:
Lower of amortized cost or fair value adjustments recorded as a component of:
Other revenues:
Initial lower of amortized cost or fair value adjustment	$145	$—	$—	$145
Subsequent to initial transfer to held for sale(1)	(965)	(50)	(22)	(1,037)
Total recorded through other revenues	(820)	(50)	(22)	(892)
Lower of amortized cost or fair value adjustment	$(820)	$(50)	$(22)	$(892)

Nine Months Ended September 30, 2012:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses	$112	$—	$—	$112
Other revenues:
Initial lower of amortized cost or fair value adjustment	1,547	—	—	1,547
Subsequent to initial transfer to held for sale	85	(26)	(9)	50
Total recorded through other revenues	1,632	(26)	(9)	1,597
Lower of amortized cost or fair value adjustment	$1,744	$(26)	$(9)	$1,709

(1)
For the three months ended September 30, 2013, the fair value amount relates to an increase in the relative fair value of real estate secured receivables held for sale. For the nine months ended September 30, 2013, the fair value of the lower of amortized cost or fair value adjustment reflects an increase in the relative fair value of $1,047 million related to real estate secured receivables held for sale and an additional charge of $82 million related to personal non-credit card receivables prior to the sale of this portfolio on April 1, 2013.

HSBC Finance Corporation

During the three and nine months ended September 30, 2013, we reversed $100 million and $1,047 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the relative fair value of the real estate secured receivables held for sale during the first nine months of 2013 largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables. During the first quarter of 2013, the fair value of the personal non-credit card receivables held for sale decreased by $82 million, reflecting the excess of the interest and fee income on the loans over the fees received from the Purchasers as the sale agreement called for interest and fees on the loans to pass to the Purchasers after December 31, 2012 in return for a cost of carry and servicing fee to be paid to the seller.

7.	Fair Value Option

We have elected to apply fair value option (“FVO”) reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. The following table summarizes fixed rate debt issuances accounted for under FVO:

	September 30, 2013	December 31, 2012
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$8,034	$9,725
Due to affiliates	493	514
Total fixed rate debt accounted for under FVO	$8,527	$10,239

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$7,896	$9,415

Fixed rate long-term debt not accounted for under FVO	$7,340	$8,057

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $200 million and $247 million at September 30, 2013 and December 31, 2012, respectively.

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. See Note 14, "Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.
The following table summarizes the components of the gain (loss) on debt designated at fair value and related derivatives for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$48	$3	$253	$94
Credit risk component	(43)	(150)	(61)	(611)
Total mark-to-market on debt designated at fair value	5	(147)	192	(517)
Mark-to-market on the related derivatives(1)	(47)	(36)	(267)	(198)
Net realized gains on the related derivatives	75	88	243	316
Gain (loss) on debt designated at fair value and related derivatives	$33	$(95)	$168	$(399)

(1)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a loss of $109 million and a loss of $53 million during the three months ended September 30, 2013 and 2012, respectively, and a loss of $28 million and a gain of $31 million during the nine months ended September 30, 2013 and 2012, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a gain of $109 million and a gain of $53 million during the three months ended September 30, 2013 and 2012, respectively, and a gain of $28 million and a loss of $31 million during the nine months ended September 30, 2013 and 2012, respectively.

HSBC Finance Corporation

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $632 million and $824 million at September 30, 2013 and December 31, 2012, respectively.
The change in the fair value of the debt and the change in value of the related derivatives during the three and nine months ended September 30, 2013 and 2012 reflect the following:

•
Interest rate curve – Rising long-term interest rates during the three and nine months ended September 30, 2013 resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. During the three and nine months ended September 30, 2012, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•
Credit – Our secondary market credit spreads tightened during the three and nine months ended September 30, 2013 and 2012 on overall positive economic news, although the tightening was more pronounced during the year-ago periods.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the nine months ended September 30, 2013 should not be considered indicative of the results for any future periods.

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
Objectives for Holding Derivative Financial Instruments  Market risk (which includes interest rate and foreign currency exchange risks) is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. Prior to our ceasing originations in our Consumer Lending business and ceasing loan purchase activities in our Mortgage Services business, customer demand for our loan products shifted between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products resulted in different funding strategies and produced different interest rate risk exposures. Additionally, the mix of receivables on our balance sheet and the corresponding market risk is changing as we manage the liquidation of all of our receivable portfolios. We maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to our debt liabilities. We manage our exposure to interest rate risk primarily through the use of interest rate swaps with the main objective of managing the interest rate volatility due to a mismatch in the duration of our assets and liabilities. We manage our exposure to foreign currency exchange risk primarily through the use of cross currency interest rate swaps.

HSBC Finance Corporation

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
At September 30, 2013 and December 31, 2012, approximately 99.6 percent and 99.7 percent, respectively, of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. At September 30, 2013 and December 31, 2012, the fair value of our agreements with non-affiliate counterparties did not require us or the non-affiliates to provide collateral. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliates to provide collateral to us of $818 million and $75 million at September 30, 2013 and December 31, 2012, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At September 30, 2013, we had derivative contracts with a notional amount of approximately $19.0 billion, including $18.9 billion outstanding with HSBC Bank USA. At December 31, 2012, we had derivative contracts with a notional amount of approximately $26.1 billion, including $26.0 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.
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

	September 30, 2013		December 31, 2012
	Derivative Financial Assets(1)	Derivative Financial Liabilities	Derivative Financial Assets(1)	Derivative Financial Liabilities
	(in millions)
Derivatives(2)
Derivatives accounted for as fair value hedges
Interest rate swaps	$—	$—	$7	$—
Currency swaps	—	—	—	—
Fair value hedges	—	—	7	—

Derivatives accounted for as cash flow hedges
Interest rate swaps	18	(166)	24	(474)
Currency swaps	407	(38)	482	(38)
Cash flow hedges	425	(204)	506	(512)

Non-qualifying hedge activities
Derivatives not designated as hedging instruments
Interest rate swaps	23	(254)	23	(1,111)
Currency swaps	—	(21)	—	(7)
Derivatives not designated as hedging instruments	23	(275)	23	(1,118)

Derivatives associated with debt carried at fair value
Interest rate swaps	312	—	469	—
Currency swaps	520	—	678	—
Derivatives associated with debt carried at fair value	832	—	1,147	—
Total derivatives	1,280	(479)	1,683	(1,630)
Less: Gross amounts offset in the balance sheet(3)	1,280	(478)	1,683	(1,608)
Net amounts of derivative financial assets and liabilities presented in the balance sheet(4)	$—	$(1)	$—	$(22)

(1)	Derivative assets related to cash flow hedges and non-qualifying hedge activities are recorded within other assets in our consolidated balance sheet.

(2)	All of our derivatives are bilateral over-the-counter ("OTC") derivatives.

(3)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes collateral received as of September 30, 2013 and December 31, 2012 of $818 million and $75 million, respectively. At September 30, 2013 and December 31, 2012, we did not have any financial instrument collateral received/posted.

(4)	At September 30, 2013 and December 31, 2012, we had not received any cash or financial instruments not subject to an enforceable master netting agreement.
Fair Value Hedges  Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. We terminated all of our active positions during the first quarter of 2013 to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC USA Inc. in December 2012. We recorded fair value adjustments to the carrying value of our debt for fair value hedges which increased the carrying amount of our debt by $7 million at December 31, 2012.

HSBC Finance Corporation

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

		Location of Gain (Loss) Recognized in Income on Hedged Item and Derivative	Amount of Gain (Loss) Recognized in Income on the Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item		Amount of Gain (Loss) Recognized in Income on the Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
			Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	Hedged Item		2013	2012	2013	2012	2013	2012	2013	2012
			(in millions)
Interest rate swaps	Fixed rate borrowings	Derivative related income	$—	$1	$—	$(1)	$—	$(2)	$—	$(2)
Currency swaps	Fixed rate borrowings	Derivative related income	—	—	—	—	—	(17)	—	19
Total			$—	$1	$—	$(1)	$—	$(19)	$—	$17
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $119 million and $329 million at September 30, 2013 and December 31, 2012, respectively. We expect $85 million ($55 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings.
The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2013	2012		2013	2012		2013	2012
	(in millions)
Three Months Ended September 30,
Interest rate swaps	$20	$24	Interest expense	$(1)	$(1)	Derivative related income	$—	$1
Currency swaps	27	21	Interest expense	(2)	(5)	Derivative related income	6	6
			Derivative loss recognized on termination of hedges	—	—
Total	$47	$45		$(3)	$(6)		$6	$7

Nine Months Ended September 30,
Interest rate swaps	$94	$61	Interest expense	$(2)	$(5)	Derivative related income	$2	$1
Currency swaps	65	49	Interest expense	(10)	(16)	Derivative related income	25	5
			Derivative loss recognized on termination of hedges	(199)	—
Total	$159	$110		$(211)	$(21)		$27	$6

HSBC Finance Corporation

Non-Qualifying Hedging Activities  We have entered into interest rate and currency swaps which are not designated as hedges under derivative accounting principles. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets.
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		(in millions)
Interest rate contracts	Derivative related income	$(4)	$(48)	$260	$(260)
Currency contracts	Derivative related income	—	(1)	(1)	(5)
Total		$(4)	$(49)	$259	$(265)
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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$12	$30	$5	$70
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	16	22	(29)	48
Total		$28	$52	$(24)	$118

HSBC Finance Corporation

Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	September 30, 2013	December 31, 2012
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$3,582	$4,949
Currency swaps	4,248	6,063
	7,830	11,012
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	3,784	6,219
Currency swaps	122	122
	3,906	6,341
Derivatives associated with debt carried at fair value:
Interest rate swaps	4,343	5,573
Currency swaps	2,892	3,134
	7,235	8,707
Total	$18,971	$26,060
The decrease in the notional amount of our derivative contracts at September 30, 2013 as compared with December 31, 2012 reflects maturities of $3.4 billion and the termination of $2.4 billion of non-qualifying hedges and $300 million of fair value hedges to better align our overall hedge position with our overall interest rate risk position, which changed after the issuance of $1.5 billion in fixed rate debt to HSBC USA Inc. in December 2012 and revisions in our estimates of the prepayment speeds on the underlying mortgages we are funding.

Additionally, we terminated $1.0 billion of cash flow hedge positions during the first quarter of 2013. As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to an affiliate, HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX, which is a related but unconsolidated entity, which issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. Under the Notices of Proposed Rulemaking ("NPR") issued by the U.S. regulators which would implement the capital provisions of Basel III and was largely unchanged by the final rule that was adopted on July 2, 2013, the trust preferred securities would no longer qualify as Tier I capital. As a result of these proposed changes, as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, during the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to net income of $199 million of unrealized losses previously accumulated in other comprehensive income during the three months ended March 31, 2013.

HSBC Finance Corporation

9.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income (loss) balances.

	2013	2012
	(in millions)
Three Months Ended September 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(152)	$(444)
Other comprehensive income for period:
Net gains arising during period, net of tax of $17 million and $15 million, respectively	30	30
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $2 million, respectively(3)	2	4
Total other comprehensive income for period	32	34
Balance at end of period	(120)	(410)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	—	109
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $- million and $11 million, respectively	—	20
Reclassification adjustment for gains realized in net income, net of tax of $- million and $(3) million, respectively(1)	—	(5)
Total other comprehensive income for period	—	15
Balance at end of period	—	124
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	—	—
Other comprehensive income for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $- million and $- million, respectively	—	1
Reclassification adjustment for gains realized in net income, net of tax of $- million and $- million, respectively(1)	—	(1)
Total other comprehensive income for period	—	—
Balance at end of period	—	—
Pension and postretirement benefit plan liability:
Balance at beginning of period	(25)	(10)
Other comprehensive income for period:
Total other comprehensive income for period	—	—
Balance at end of period	(25)	(10)
Foreign currency translation adjustments:
Balance at beginning of period	—	7
Other comprehensive income for period:
Translation gains, net of tax of $- million and $1 million, respectively	—	4
Reclassification adjustment for gains realized in net income, net of tax of $- million and $- million, respectively(3)	—	—
Total other comprehensive income for period	—	4
Balance at end of period	—	11
Total accumulated other comprehensive loss at end of period	$(145)	$(285)

HSBC Finance Corporation

	2013	2012
	(in millions)
Nine Months Ended September 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(358)	$(494)
Other comprehensive income for period:
Net gains arising during period, net of tax of $56 million and $39 million, respectively	102	71
Reclassification adjustment for losses realized in net income, net of tax of $75 million and $7 million, respectively(3)	136	13
Total other comprehensive income for period	238	84
Balance at end of period	(120)	(410)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	115	102
Reclassification of unrealized losses on other-than-temporary impaired debt securities, net of tax of $- million and $- million, respectively	—	1
Other comprehensive income (loss) for period:
Net unrealized holding gains arising during period, net of tax of $- million and $19 million, respectively	—	35
Reclassification adjustment for losses realized in net income, net of tax of $(62) million and $(7) million, respectively(1)	(115)	(14)
Total other comprehensive income (loss) for period	(115)	21
Balance at end of period	—	124
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	1	—
Reclassification of unrealized gains on other-than-temporary impaired debt securities, net of tax of $- million and $- million, respectively	—	(1)
Other comprehensive income (loss) for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $- million and $- million, respectively	—	1
Reclassification adjustment for gains realized in net income, net of tax of $(1) million and $- million, respectively(1)	(1)	—
Total other comprehensive income (loss) for period	(1)	1
Balance at end of period	—	—
Pension and postretirement benefit plan liability:
Balance at beginning of period	(26)	(11)
Other comprehensive income for period:
Change in unfunded pension and postretirement liability, net of tax of $- million and $- million, respectively	—	—
Reclassification adjustment for gains realized in net income, net of tax of $- million and $1 million, respectively(2)	1	1
Total other comprehensive income for period	1	1
Balance at end of period	(25)	(10)

HSBC Finance Corporation

	2013	2012
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	11	7
Other comprehensive income (loss) for period:
Translation losses, net of tax of $(1) million and $1 million, respectively	(5)	4
Reclassification adjustment for gains realized in net income, net of tax of $(9) million and $- million, respectively(3)	(6)	—
Total other comprehensive income (loss) for period	(11)	4
Balance at end of period	—	11
Total accumulated other comprehensive loss at end of period	$(145)	$(285)

(1)	The amounts reclassified during the three and nine months ended September 30, 2013 are included in income (loss) from discontinued operations in our consolidated statement of income (loss).

(2)	The amounts reclassified during the three and nine months ended September 30, 2013 are included as a component of salaries and employee benefits in our consolidated statement of income (loss).

(3)	See the tables below for the components of the amounts reclassified during the three and nine months ended September 30, 2013 into income and location in our consolidated statement of income (loss).
The following table provides additional information related to the amounts classified into the consolidated statement of income (loss) out of accumulated other comprehensive income during the three and nine months ended September 30, 2013.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Statement of Income (Loss)
	(in millions)
Three Months Ended September 30, 2013:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(3)	Interest expense
Total before tax	(3)
Tax expense (benefit)	(1)
Net of tax	$(2)

Nine Months Ended September 30, 2013:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(12)	Interest expense
Derivative loss recognized on termination of hedge relationship	(199)	Derivative related income (expense)
Total before tax	(211)
Tax expense (benefit)	(75)
Net of tax	$(136)

Foreign currency translation adjustments:
Sale of Insurance business	$(24)	Income (loss) on discontinued operations
Closure of foreign legal entity	9	Other income
Total before tax	(15)
Tax expense (benefit)	(9)
Net of tax	$(6)

(1)	Amounts in parenthesis indicate expenses recognized in the consolidated statement of income (loss).

HSBC Finance Corporation

10.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plans The following table reflects the components of pension expense for the defined benefit pension plan recorded in our consolidated statement of income (loss) and reflects the portion of the pension expense of the combined HSBC North America Pension Plan (either the "HSBC North America Pension Plan" or the "Plan") which has been allocated to HSBC Finance Corporation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Service cost – benefits earned during the period	$2	$1	$6	$5
Interest cost on projected benefit obligation	14	14	42	35
Expected return on assets	(16)	(19)	(52)	(46)
Recognized losses	8	11	30	23
Curtailment gain	—	(4)	—	(4)
Pension expense	$8	$3	$26	$13
Pension expense was higher during the nine months ended September 30, 2013 due to higher interest costs and higher recognized losses, partially offset by higher expected returns on plan assets due to higher asset levels. The year-ago periods benefited from a curtailment gain that is fully described in Note 17, "Pension and Other Postretirement Benefits," in our 2012 Form 10-K.
Postretirement Plans Other Than Pensions The following table summarizes the components of the net periodic benefit for our postretirement medical plan benefits other than pensions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Service cost – benefits earned during the period	$—	$—	$—	$—
Interest cost	2	2	6	5
Net periodic postretirement benefit cost	$2	$2	$6	$5

11.	Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, servicing arrangements, information technology and some centralized support services, item and statement processing services, banking and other miscellaneous services. The following tables and discussions below present the more significant related party balances and the income (expense) generated by related party transactions for continuing operations:

HSBC Finance Corporation

	September 30, 2013	December 31, 2012
	(in millions)
Assets:
Cash	$226	$193
Securities purchased under agreements to resell(1)	6,196	2,160
Other assets	51	105
Total assets	$6,473	$2,458
Liabilities:
Due to affiliates(2)	$8,965	$9,089
Derivative related liability	—	18
Other liabilities	—	83
Total liabilities	$8,965	$9,190

(1)
Securities under an agreement to resell are purchased from HSBC Securities (USA) Inc. ("HSI") and generally have terms of 90 days or less. The collateral underlying the securities purchased under agreements to resell, however, is not with HSI. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances as well as HSBC's ownership of our subordinated debt and excludes preferred stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$1	$1	$3	$3
Interest expense paid to HSBC affiliates(1)	(113)	(140)	(371)	(420)
Net interest income (loss)	$(112)	$(139)	$(368)	$(417)
Gain (loss) on FVO debt with affiliate	$(16)	$(35)	$21	$(54)
Servicing and other fees from HSBC affiliates	6	8	19	26
Support services from HSBC affiliates	(78)	(84)	(213)	(229)
Stock based compensation expense with HSBC(2)	1	(2)	(3)	(6)

(1)
Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management hedges related to non-affiliated debt.

(2)
Employees participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in Salary and employee benefits in our consolidated statement of income (loss). Employees also participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America which are discussed in Note 10, “Pension and Other Postretirement Benefits.”

Funding Arrangements with HSBC Affiliates:
We have historically used a variety of HSBC affiliates to fund a portion of our borrowing needs. However, in the first quarter of 2012, we revised our funding strategies and as a result, all of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are now sourced primarily through HSBC USA, Inc. Due to affiliates consists of the following:

HSBC Finance Corporation

	September 30, 2013	December 31, 2012
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$4,525	$5,625
HSBC USA Inc.	3,012	2,012
HSBC Holdings plc (includes $493 million and $514 million at September 30, 2013 and December 31, 2012 carried at fair value, respectively)	818	842
HSBC North America Holdings Inc.	600	600
HSBC Asia Holdings BV	10	10
Due to affiliates	$8,965	$9,089
HSBC Private Banking Holdings (Suisse) S.A.and subsidiaries - We have various debt agreements with maturities between 2013 and 2016.
HSBC USA Inc. - We have a $4.0 billion, 364-day uncommitted revolving credit agreement with HSBC USA Inc. which expires during the fourth quarter of 2014. The credit agreement allows for borrowings with maturities of up to 15 years. Of the amounts outstanding at September 30, 2013, $512 million matures in September 2017, $1.5 billion matures in January 2018 and $1.0 billion matures in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3,000 million at September 30, 2013 which matures in 2021. Of this amount, HSBC Holdings plc holds $818 million.
HSBC North America Holdings Inc. - We have a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035.
HSBC Asia Holdings BV - We have two $5 million loan agreements with maturity dates in 2014 and 2015.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either September 30, 2013 or December 31, 2012:

•	$1.5 billion uncommitted secured credit facility with HSBC Bank USA which currently matures in November 2013. Any draws on this credit facility require regulatory approval;

•	$2.0 billion committed revolving credit facility with HSBC USA Inc. which expires in May 2017;

•	$100 million committed revolving credit facility with HSBC Investments (Bahamas) Limited which matures in April 2014; and

•	$455 million, 364-day uncommitted revolving credit facility with HSBC North America which currently matures in January 2014.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our primary counterparty in derivative transactions. The notional amount of derivative contracts outstanding with HSBC Bank USA totaled $18.9 billion and $26.0 billion at September 30, 2013 and December 31, 2012, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements at September 30, 2013 and December 31, 2012 with HSBC Bank USA required HSBC Bank USA to provide collateral to us of $818 million and $75 million, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement. See Note 8, “Derivative Financial Instruments,” for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, during the fourth quarter of 2010, we issued 1,000 shares of Series C preferred stock to HSBC Investments (North America) Inc. ("HINO") for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $21 million and $64 million for the three and nine months ended September 30, 2013, respectively, compared with $21 million and $64 million during the three and nine months ended September 30, 2012, respectively.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees

HSBC Finance Corporation

to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $1.0 billion and $1.2 billion at September 30, 2013 and December 31, 2012, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

•
We also provide various services to HSBC Bank USA, including processing activities and other operational and administrative support. Fees received for these services are included in Servicing and other fees from HSBC affiliates.

•
HSBC North America's technology and certain centralized support services including human resources, corporate affairs, risk management, legal, compliance, tax, finance and other shared services are centralized within HTSU. HTSU also provides certain item processing and statement processing activities for us. The fees we pay HTSU for the centralized support services and processing activities are included in Support services from HSBC affiliates. We also receive fees from HTSU for providing certain administrative services to them as well as receiving rental revenue from HTSU for certain office space. The fees and rental revenue we receive from HTSU are included in Servicing and other fees from HSBC affiliates.

•
We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services are included in Support services from HSBC affiliates.

•	Banking services and other miscellaneous services are provided by other subsidiaries of HSBC, including HSBC Bank USA, which are included in Support services from HSBC affiliates.
Transactions with HSBC Affiliates involving our Discontinued Operations:
As it relates to our discontinued credit card operations, in January 2009 we sold our General Motors (“GM”) and Union Plus (“UP”) portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale but retained the customer account relationships. In December 2004, we sold our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business) to HSBC Bank USA and also retained the customer account relationships. In July 2004, we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA. In each of these transactions, we agreed to sell on a daily basis all new receivable originations on these account relationships to HSBC Bank USA and serviced these receivables for a fee. In March 2012, we sold the account relationships we had previously purchased in July 2004 to HSBC Bank USA resulting in a gain of $79 million during the first quarter of 2012 which is included as a component of income from discontinued operations. As discussed in Note 2, “Discontinued Operations,” on May 1, 2012, we sold our Card and Retail Services business to Capital One, which included these account relationships and receivables.
During the nine months ended September 30, 2012, we sold a cumulative total of $10.4 billion of receivables on a daily basis to HSBC Bank USA prior to the sale of our Card and Retail Services business which resulted in gains on the daily sales of receivables during 2012 through the date of sale of $89 million during the nine months ended September 30, 2012. Fees received for servicing these receivable portfolios during 2012 through the date of sale totaled $207 million during the nine months ended September 30, 2012. The gains on the daily sale of these receivables as well as the fees received for servicing these receivable portfolios during 2012 through the date of the sale of our Card and Retail Services business are included as a component of income from discontinued operations in the consolidated statement of income (loss).
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

HSBC Finance Corporation

12.	Business Segments

We have one reportable segment: Consumer. Our Consumer segment, which consists of our run-off Consumer Lending and Mortgage Services businesses, is described in Note 19, "Business Segments," in our 2012 Form 10-K.
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
We report financial information to our parent, HSBC, in accordance with International Financial Reporting Standards (“IFRSs”). Our segment results are presented in accordance with IFRSs (a non-U.S. GAAP financial measure) on a legal entity basis as operating results are monitored and reviewed and trends are evaluated on an IFRSs basis. However, we continue to monitor liquidity and capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.
A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented in Note 19, "Business Segments," in our 2012 Form 10-K. Except as noted below, there have been no significant changes since December 31, 2012 in the differences between U.S. GAAP and IFRSs impacting our results. As it relates to loan impairment charges, prior to the second quarter of 2013, we concluded that for IFRSs the estimated average period of time from last current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months. In the second quarter of 2013, we updated our review under IFRSs to reflect the period of time after a loss event that a loan remains current before delinquency is observed. This review resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.
The following table reconciles our IFRSs segment results to the U.S. GAAP consolidated totals:

HSBC Finance Corporation

	IFRSs Consumer Segment Totals	IFRSs Adjustments(1)	IFRSs Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2013:
Net interest income	$491	$(187)	$(75)	$229
Other operating income (Total other revenues)	(28)	63	79	114
Total operating income (loss)	463	(124)	4	343
Loan impairment charges (Provision for credit losses)	115	(275)	—	(160)
Net interest income and other operating income less provision for credit losses	348	151	4	503
Operating expenses	207	5	4	216
Profit (loss) before tax	$141	$146	$—	$287

Three Months Ended September 30, 2012:
Net interest income	$630	$(124)	$(89)	$417
Other operating income (Total other revenues)	(171)	(76)	103	(144)
Total operating income (loss)	459	(200)	14	273
Loan impairment charges (Provision for credit losses)	493	(206)	—	287
Net interest income and other operating income less provision for credit losses	(34)	6	14	(14)
Operating expenses	248	14	14	276
Profit (loss) before tax	$(282)	$(8)	$—	$(290)

Nine Months Ended September 30, 2013:
Net interest income	$1,620	$(514)	$(245)	$861
Other operating income (Total other revenues)	(343)	1,183	256	1,096
Total operating income (loss)	1,277	669	11	1,957
Loan impairment charges (Provision for credit losses)	558	(427)	—	131
Net interest income and other operating income less provision for credit losses	719	1,096	11	1,826
Operating expenses	615	53	11	679
Profit (loss) before tax	$104	$1,043	$—	$1,147
Balances at end of period:
Customer loans (Receivables)	$32,436	$(4,553)	$(39)	$27,844
Assets	42,774	(1,995)	—	40,779

Nine Months Ended September 30, 2012:
Net interest income	$1,897	$(373)	$(308)	$1,216
Other operating income (Total other revenues)	(919)	(1,639)	354	(2,204)
Total operating income (loss)	978	(2,012)	46	(988)
Loan impairment charges (Provision for credit losses)	2,068	(252)	—	1,816
Net interest income and other operating income less provision for credit losses	(1,090)	(1,760)	46	(2,804)
Operating expenses	658	26	46	730
Profit (loss) before tax	$(1,748)	$(1,786)	$—	$(3,534)
Balances at end of period:
Customer loans (Receivables)	$38,754	$(4,746)	$(45)	$33,963
Assets	48,688	(3,248)	—	45,440

(1)	IFRSs Adjustments consist of the accounting differences between U.S. GAAP and IFRSs.

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and IFRSs.

HSBC Finance Corporation

13.	Variable Interest Entities

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
The assets and liabilities of these consolidated secured financing VIEs consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$1	$—	$6	$—
Receivables, net	3,926	—	4,197	—
Other liabilities	—	(42)	—	(39)
Long-term debt	—	2,486	—	2,878
Total	$3,927	$2,444	$4,203	$2,839
The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
Unconsolidated VIEs As of September 30, 2013 and December 31, 2012, all of our unconsolidated VIEs, which relate to low income housing partnerships, leveraged lease and investments in community partnerships, are reported within our discontinued operations. We do not have any unconsolidated VIEs within continuing operations.

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
We have various controls over our valuation process and procedures for receivables held for sale. As these fair values are generally determined using value estimates from third party and affiliate valuation specialists, the controls may include analytical reviews of quarterly value trends, corroboration of inputs by observable market data, direct discussion with potential investors and results of actual sales of such receivable, all of which are submitted to the U.S. Valuation Committee for review.
Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at September 30, 2013 and December 31, 2012.

HSBC Finance Corporation

	September 30, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$225	$225	$225	$—	$—
Interest bearing deposits with banks	—	—	—	—	—
Securities purchased under agreements to resell	6,196	6,196	—	6,196	—
Real estate secured receivables(1):
First lien	22,308	19,496	—	—	19,496
Second lien	2,743	1,491	—	—	1,491
Total real estate secured receivables	25,051	20,987	—	—	20,987
Receivables held for sale	4,717	4,717	—	901	3,816
Due from affiliates	50	50	—	50	—
Financial liabilities:
Due to affiliates carried at fair value	493	493	—	493	—
Due to affiliates not carried at fair value	8,472	8,573	—	8,573	—
Long-term debt carried at fair value	8,034	8,034	—	8,034	—
Long-term debt not carried at fair value	15,673	16,119	—	13,800	2,319
Derivative financial liabilities	1	1	—	1	—

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$197	$197	$197	$—	$—
Interest bearing deposits with banks	1,371	1,371	—	1,371	—
Securities purchased under agreements to resell	2,160	2,160	—	2,160	—
Securities	80	80	80	—	—
Real estate secured receivables(1):
First lien	26,218	19,586	—	—	19,586
Second lien	3,066	1,113	—	—	1,113
Total real estate secured receivables	29,284	20,699	—	—	20,699
Receivables held for sale	6,203	6,203	—	—	6,203
Due from affiliates	105	105	—	105	—
Financial liabilities:
Due to affiliates carried at fair value	514	514	—	514	—
Due to affiliates not carried at fair value	8,575	8,654	—	8,654	—
Long-term debt carried at fair value	9,725	9,725	—	9,725	—
Long-term debt not carried at fair value	18,701	19,172	—	16,537	2,635
Derivative financial liabilities	22	22	—	22	—

(1)
The carrying amount of consumer receivables presented in the table above reflects the amortized cost of the receivable, including any accrued interest, less credit loss reserves as well as any charge-offs recorded in accordance with our existing charge-off policies.

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as future interest

HSBC Finance Corporation

rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at September 30, 2013 and December 31, 2012 reflect these market conditions. The increase in the relative fair value of real estate secured receivables during the first nine months of 2013 is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
September 30, 2013
Derivative financial assets:
Interest rate swaps	$—	$353	$—	$—	$353
Currency swaps	—	928	—	—	928
Derivative netting	—	—	—	(1,281)	(1,281)
Total derivative financial assets	—	1,281	—	(1,281)	—
Total assets	$—	$1,281	$—	$(1,281)	$—
Due to affiliates carried at fair value	$—	$(493)	$—	$—	$(493)
Long-term debt carried at fair value	—	(8,034)	—	—	(8,034)
Derivative related liabilities:
Interest rate swaps	—	(421)	—	—	(421)
Currency swaps	—	(59)	—	—	(59)
Derivative netting	—	—	—	479	479
Total derivative related liabilities	—	(480)	—	479	(1)
Total liabilities	$—	$(9,007)	$—	$479	$(8,528)
December 31, 2012
Derivative financial assets:
Interest rate swaps	$—	$524	$—	$—	$524
Currency swaps	—	1,159	—	—	1,159
Derivative netting	—	—	—	(1,683)	(1,683)
Total derivative financial assets	—	1,683	—	(1,683)	—
Available-for-sale securities:
Money market funds	80	—	—	—	80
Total available-for-sale securities	80	—	—	—	80
Total assets	$80	$1,683	$—	$(1,683)	$80
Due to affiliates carried at fair value	$—	$(514)	$—	$—	$(514)
Long-term debt carried at fair value	—	(9,725)	—	—	(9,725)
Derivative related liabilities:
Interest rate swaps	—	(1,585)	—	—	(1,585)
Currency swaps	—	(45)	—	—	(45)
Derivative netting	—	—	—	1,608	1,608
Total derivative related liabilities	—	(1,630)	—	1,608	(22)
Total liabilities	$—	$(11,869)	$—	$1,608	$(10,261)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

We did not have any U.S. corporate debt securities at September 30, 2013 or December 31, 2012.

HSBC Finance Corporation

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2013 and 2012.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three or nine months ended September 30, 2013 or 2012.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Non-Recurring Fair Value Measurements as of September 30, 2013				Total Gains (Losses) for the Three Months Ended September 30, 2013	Total Gains (Losses) for the Nine Months Ended September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$—	$901	$3,816	$4,717	$66	$974
Personal non-credit card	—	—	—	—	—	(82)
Total receivables held for sale	—	901	3,816	4,717	66	892
Real estate owned(1)	—	392	—	392	(20)	(55)
Total assets at fair value on a non-recurring basis	$—	$1,293	$3,816	$5,109	$46	$837

	Non-Recurring Fair Value Measurements as of September 30, 2012				Total Gains (Losses) for the Three Months Ended September 30, 2012	Total Gains (Losses) for the Nine Months Ended September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$—	$—	$3,181	$3,181	$45	$(1,304)
Personal non-credit card	—	—	3,180	3,180	(95)	(405)
Total receivables held for sale	—	—	6,361	6,361	(50)	(1,709)
Real estate owned(1)	—	231	—	231	(23)	(76)
Total assets at fair value on a non-recurring basis	$—	$231	$6,361	$6,592	$(73)	$(1,785)

(1)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

HSBC Finance Corporation

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of September 30, 2013 and December 31, 2012:

	Fair Value				Range of Inputs
Financial Instrument Type	Sept. 30, 2013	Dec. 31, 2012	Valuation Technique	Significant Unobservable Inputs	September 30, 2013			December 31, 2012
	(in millions)
Receivables held for sale carried at fair value:
Real estate secured	$3,816	$3,022	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	91%	0%	-	92%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	6%	-	10%	10%	-	15%
Personal non-credit card(2)	—	3,181	Third party valuation based on estimated loss rates, cash	Loss rate	—	-	—	13%	-	19%
			flows and market discount rate	Market discount rate	—	-	—	10%	-	15%

(1)
The majority of the real estate secured receivables held for sale consider collateral value, among other items, in determining fair value. Collateral values are based on the most recently available broker's price opinion and the collateral loss severity rates averaged 28 percent and 37 percent at September 30, 2013 and December 31, 2012, respectively. In the current market conditions, investors also take into consideration the fact that the most recently available broker's price opinion may not capture all of the home price appreciation due to the timing of the receipt of the opinion.

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
Receivables and receivables held for sale:  The estimated fair value of our receivables is determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources include, among other items, value estimates from an HSBC affiliate which reflect over-the-counter trading activity; value estimates from a third party valuation specialist's measurement of the fair value of a pool of receivables; forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables; and trading input from other market participants which includes observed primary and secondary trades.
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
Long-term debt and Due to affiliates:  Fair value is primarily determined by a third party valuation source. The pricing services source fair value from quoted market prices and, if not available, expected cash flows are discounted using the appropriate interest rate for the applicable duration of the instrument adjusted for our own credit risk (spread). The credit spreads applied to these instruments are derived from the spreads recognized in the secondary market for similar debt as of the measurement date. Where available, relevant trade data is also considered as part of our validation process.
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
Litigation - Continuing Operations
Securities Litigation  As a result of an August 2002 restatement of previously reported consolidated financial statements and other corporate events, including the 2002 settlement with 46 states and the District of Columbia relating to real estate lending practices, Household International and certain former officers were named as defendants in a class action lawsuit, Jaffe v. Household

HSBC Finance Corporation

International, Inc., et al. (N.D. Ill. No. 02 C5893), filed August 19, 2002. The complaint asserted claims under § 10 and § 20 of the Securities Exchange Act of 1934. Ultimately, a class was certified on behalf of all persons who acquired and disposed of Household International common stock between July 30, 1999 and October 11, 2002. The claims alleged that the defendants knowingly or recklessly made false and misleading statements of material fact relating to Household's Consumer Lending operations, including collections, sales and lending practices, some of which ultimately led to the 2002 state settlement agreement, and facts relating to accounting practices evidenced by the restatement. A jury trial concluded in April 2009, which was decided partly in favor of the plaintiffs. Following post-trial briefing, the District Court ruled that various legal challenges to the verdict, including as to loss causation and other matters, would not be considered until after a second phase of the proceedings addressing issues of reliance and the submission of claims by class members had been completed. The District Court ruled in November 2010 that claim forms should be mailed to class members, to ascertain which class members may have claims for damages arising from reliance on the misleading statements found by the jury. The District Court also set out a method for calculating damages for class members who filed claims. As previously reported, lead plaintiffs, in court filings in March 2010, estimated that damages could range between $2.4 billion to $3.2 billion to class members, before pre-judgment interest.
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
In September 2012, the District Court rejected defendants' arguments that the presumption of reliance generally had been defeated either as to the class or as to particular institutional claimants. In addition, the District Court has made various rulings with respect to the validity of specific categories of claims, and held certain categories of claims valid, certain categories of claims invalid, and directed further proceedings before a court-appointed Special Master to address objections regarding certain other claim submission issues. We previously reported that the range of a possible final judgment, prior to imposition of prejudgment interest (if any), was between approximately $1.5 billion and $2.2 billion, of which approximately $1.5 billion related to claims where there remained no unresolved objections relating to the claims form submissions and approximately $510 million related to claims which remained to be addressed before the Special Master with respect to various claims form objections, with a small portion of those potentially subject to further trial proceedings. In addition, approximately $179 million in claims were subject to supplemental notices that were subject to further potential objections.
On July 30, 2013, the defendants filed post-trial motions for judgment as a matter of law or, in the alternative, for a new trial, and the plaintiffs also filed motions seeking entry of a partial final judgment as to certain claims (totaling approximately $1.5 billion) and a determination of prejudgment interest as to those claims. Briefing on these motions was complete by mid-September. On October 4, 2013, the District Court denied defendants' motions and granted plaintiffs' motions for a partial final judgment and awarded pre-judgment interest at the Prime Rate, compounded annually. Subsequently, on October 17, 2013, the District Court entered a partial final judgment against the defendants in the amount of approximately $2.5 billion. In addition to the partial judgment that has been entered, there also remain approximately $527 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the District Court.
Defendants will appeal the partial final judgment. Despite the jury verdict, the various rulings of the District Court and the partial final judgment, we continue to believe that we have meritorious grounds for appeal. Pending that appeal, defendants will be required to provide security for the partial final judgment in order to stay execution of the judgment while the appeal is ongoing. The timing and outcome of the ultimate resolution of this matter is uncertain.
Given the complexity and uncertainties associated with the actual determination of damages, including the outcome of any appeals, there is a wide range of possible damages. We believe we have meritorious grounds for appeal on matters of both liability and damages, and will argue on appeal that damages should be zero or a relatively insignificant amount. If the Appeals Court rejects or only partially accepts our arguments, the amount of damages, based upon the claims submitted and the application of pre-judgment interest at the Prime Rate as ordered by the District Court, may lie in a range from a relatively insignificant amount to an amount exceeding $3.5 billion. Once a judgment is entered (such as the approximately $2.5 billion partial final judgment entered on October 17, 2013), post-judgment interest accrues on the judgment at a rate equal to the weekly average of the 1-year constant maturity treasury yield as published by the Federal Reserve System. We continue to maintain a reserve for this matter in an amount that represents management's current estimate of probable losses.
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

HSBC Finance Corporation

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
Between June 2011 and April 2013, several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against one or more of our subsidiaries captioned Montanez et al v. HSBC Mortgage Corporation (USA) et al. (E.D. Pa. No. 11-CV-4074); West et al. v. HSBC Mortgage Corporation (USA) et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687); Weller et al. v. HSBC Mortgage Services, Inc. et al. (D. Col. No. 13-CV-00185); Hoover et al. v. HSBC Bank USA, N.A. et al. (N.D.N.Y. 13-CV-00149); and Lopez v. HSBC Bank USA, N.A. et al. (S.D. Fla. 13-CV-21104). A new putative class action was filed against HSBC Bank USA and HSBC Mortgage Corporation (USA) in the Southern of District of New York on August 21, 2013 entitled, Ross F. Gilmour v. HSBC Bank USA, N.A., et al. (S.D.N.Y. Case No. 1:13-cv-05896-ALC). These actions relate primarily to industry-wide practices, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure. HSBC filed motions to dismiss the complaints in the Montanez, Lopez, Weller and Hoover matters. The Court denied the motion to dismiss in the Lopez matter and we await the court’s ruling on the other motions. In addition, in Montanez, plaintiffs filed a motion for multi-district litigation treatment to consolidate the action with Lopez, which was denied on July 25, 2013. In West, discovery is ongoing.
Mortgage Securitization Activity In the course of 2012 and 2013, we have received notice of several claims from investors and from trustees of residential mortgage-backed securities (“RMBS”) related to our activities as a sponsor and the activities of our subsidiaries as originators in connection with RMBS transactions closed between 2005 and 2007. We are currently evaluating these claims. These recently filed actions include (i) Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp.; (ii) Seagull Point LLC, individually and on behalf of the MSAC 2007-HE5 Trust v. Decision One Mortgage Company LLC, et al.; and (iii) Deutsche Bank, as Trustee of HASCO 2007-HE2 v. Decision One, HSBC Finance Corp. and HSBC Bank. These actions all seek to have Decision One and HSBC Finance repurchase mortgage loans originated by Decision One and securitized by third parties. In the aggregate, these actions seek repurchase of loans, or compensatory damages, totaling approximately $970 million. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $148 million at September 30, 2013 related to claims that have been filed. Furthermore, real estate secured receivables sold during 2007 for which additional claims could be filed totaled approximately $5.5 billion. We believe that we would have strong defenses against any additional claims brought against us.
We expect these types of claims may continue. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation as a sponsor or originator in the U.S. mortgage securitization market.
Litigation - Discontinued Operations
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al v. Visa U.S.A., Inc., et al.(D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521(JG)); and American Booksellers Asps' v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations were filed across the country against Visa Inc., MasterCard Incorporated and other banks. Various individual (non-class) actions were also brought by merchants against Visa Inc. and MasterCard Incorporated. These class and individual merchant actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits were consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Finance Corporation, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Sharing Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Finance Corporation and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. A class settlement was preliminarily approved by the District Court on November 27, 2012. The class settlement is subject to final approval by the District Court. Pursuant to the class settlement agreement and the Sharing Agreements, we have deposited our portion of the class settlement amount into an escrow account for payment in the event the class settlement is approved. On October 22, 2012, a settlement agreement with the individual merchant plaintiffs became effective, and pursuant to the Sharing Agreements, we have deposited our portion of that settlement amount into an escrow account.

HSBC Finance Corporation

Numerous merchants-including absent class member large and small merchants and certain named plaintiff merchants and trade associations-have objected and/or opted out of the settlement during the exclusion period, which ended on May 28, 2013. Visa's and MasterCard's analysis of the data determined that the defendants had the right to terminate the settlement agreement because the volume threshold was reached, but elected not to do so. We anticipate that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages. A hearing on class plaintiffs' motion for final approval of the class settlement was held on September 12, 2013, before the District Court.  The parties are awaiting the District Court's decision.
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
On October 1, 2012, the District Court held a hearing for final approval of the settlement in the Esslinger matter. Several objectors to the settlement appeared at the hearing, including representatives for the Attorneys General in West Virginia, Hawaii and Mississippi, where they asserted that claims brought in those Attorneys General's lawsuits (discussed below) should not be covered by the release in the Esslinger matter. In November 2012, the District Court entered a final approval order confirming the settlement. In its accompanying memorandum, the District Court noted that claims belonging solely to the states are not impacted by the settlement, but that claims brought by the Attorneys General seeking recovery for class members are precluded by the Esslinger settlement. Chastain and two other class members filed notices of appeal of the final approval order.Two of the three appeals were dismissed on motion including Chastain. The third appeal was voluntarily dismissed. The Esslinger settlement became effective on May 1, 2013, and the District Court entered the final distribution order in October 2013, with payments to be made by October 31, 2013.
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
In April 2012, the Attorney General for the State of Hawaii filed lawsuits against seven major credit card companies, including certain of our subsidiaries, in the Circuit Court of the First Circuit for the State of Hawaii, captioned State of Hawaii ex rel David Louie, Attorney General v. HSBC Bank Nevada N.A. and HSBC Card Services, Inc., et al. (No. 12-1-0983-04), alleging claims that are substantially the same as those asserted in the Esslinger and related matters discussed above, in connection with the marketing, selling and administering of ancillary services, including debt cancellation and suspension products to consumers in Hawaii. The relief sought includes an injunction against deceptive and unfair practices, restitution and disgorgement of profits, and civil monetary penalties. The action was removed to Federal court in May 2012. In June 2012, the Attorney General filed a motion to remand, which was subsequently denied. The Attorney General then withdrew its pending motion to consolidate the actions and appealed the decision to the Ninth Circuit, which is still pending.
In June 2012, the Attorney General for the State of Mississippi filed complaints against six credit card companies, including our subsidiaries HSBC Bank Nevada and HSBC Card Services Inc. and our affiliate HSBC Bank USA, N.A. In an action captioned Jim Hood, Attorney General of the State of Mississippi, ex. rel. The State of Mississippi v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., and HSBC Bank USA, N.A., the Attorney General alleges claims that are substantially the same as those asserted in the Esslinger and related matters discussed above, in connection with the marketing, selling and administering of ancillary services, including debt cancellation and suspension products to consumers in Mississippi. The relief sought includes injunction against deceptive and unfair practices, disgorgement of profits, and civil money penalties. In August 2012, this action was removed to

HSBC Finance Corporation

Federal court and the Attorney General filed a motion to remand, which was denied. The Attorney General is seeking interlocutory review of certain issues regarding the denial of remand, oral argument on which is scheduled for November 6, 2013.
In April 2013, the Attorney General for the State of New Mexico also filed suit against nine credit card companies, including our subsidiaries HSBC Bank Nevada and HSBC Card Services Inc. and our affiliate HSBC Bank USA, N.A. In the action, captioned State of New Mexico ex rel Gary King, Attorney General, v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., and HSBC Bank USA, N.A., the Attorney General alleges substantially similar claims as those alleged by the Attorneys General of West Virginia, Mississippi and Hawaii, discussed above, in connection with debt cancellation and suspension and other ancillary products marketed, administered and sold in connection with credit cards. The Attorney General seeks an injunction, restitution and civil money penalties, among other relief. The action was removed to Federal court in June 2013. Defendants filed a motion to dismiss on August 7, 2013.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance Corporation and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. The court denied defendants' motion to dismiss on September 26, 2013.
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
The Servicing Consent Orders required an independent review of foreclosures (the "Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review has ceased and been replaced by a broader framework under which we and twelve other participating servicers will, in the aggregate, provide in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the IFR Settlement Agreements, HSBC North America has made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. Rust Consulting, Inc., the paying agent, began mailing checks to eligible borrowers in the second quarter of 2013. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Finance Corporation and HSBC Bank USA, fulfillment of the terms of the IFR Settlement Agreements will satisfy the Independent

HSBC Finance Corporation

Foreclosure Review requirements of the Servicing Consent Orders, including the wind down of the Independent Foreclosure Review. While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the Servicing Consent Orders, the IFR Settlement Agreements will positively impact compliance expenses in future periods as the significant resources working on the Independent Foreclosure Review will no longer be required.
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
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. Following the February 2012 settlement, these government agencies initiated discussions with other mortgage industry servicers. HSBC Finance Corporation, together with our affiliate HSBC Bank USA, have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $157 million in the fourth quarter of 2011 (which was reduced by $14 million in the second quarter of 2013) reflecting the portion of the HSBC North America accrual we currently believe is allocable to HSBC Finance Corporation. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors. In addition, such a settlement would not preclude private litigation concerning these practices.

16.	New Accounting Pronouncements

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

•
Accumulated Other Comprehensive Income In February 2013, the FASB issued an ASU that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance was effective for all annual and interim periods beginning January 1, 2013 and was applied prospectively. The adoption of this guidance did not have an impact on our financial position or results of operations. The new disclosure requirements of this ASU are included in Note 9, "Accumulated Other Comprehensive Income."

There were no accounting pronouncements issued during the first nine months of 2013 that had a significant impact on our financial position or results of operations.

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
Current Environment  The U.S. economy continued to improve at a modest pace during the first nine months of 2013. GDP is expected to grow at an annualized rate of less than 2 percent in 2013, which remains well below the economy's potential growth rate. Consumer confidence rose to a six year high in July based on the University of Michigan's Consumer Confidence Index as consumers continue to feel better about their household finances due to rising home values and subdued inflation. Nonetheless, with continuing high gasoline prices, the increase in payroll taxes at the beginning of the year and the onset of budget sequestration in March, consumer confidence remains under pressure as domestic fiscal uncertainties, including federal budget and debt ceiling debates, continue to affect consumer sentiment. During the second quarter and continuing into the third quarter of 2013, long-term interest rates began to rise in part out of concern that the Federal Reserve may begin to slow its quantitative easing program if the economy continues to strengthen. These concerns subsided to a certain extent in September when the Federal Reserve announced its bond buying program would continue at current levels to support the slow growing economy. Federal Reserve policy makers previously announced that they do not expect to increase short-term rates until the unemployment rate falls below 6.5 percent.
While the economy continued to add jobs in 2013, the pace of new job creation continued to be slower than needed to meaningfully reduce unemployment. Although unemployment rates, which are a major factor influencing credit quality, fell from 7.8 percent at the beginning of the year to 7.2 percent in September 2013, unemployment remains high based on historical standards. Also, a significant number of U.S. residents are no longer looking for work and are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our receivable portfolio and in receivable portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, including the ability of the legislature to work collaboratively to address fiscal issues in the U.S., volatility in energy prices, credit market volatility including the ability to resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes will continue to impact our results during the remainder of 2013 and beyond.

HSBC Finance Corporation

The housing market continued the strong rebound in 2013 with overall home prices moving higher in many regions as demand increased and the supply of homes for sale remained restricted. However, the sharp decline in the share of foreclosed home sales currently being experienced, which is contributing to the increase in home sale prices, may not continue as the impact of servicers resuming foreclosure activities and the listing of the underlying properties for sale along with the recent increases in mortgage interest rates could slow down future price gains. In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If a significant number of foreclosures come to market at the same time, due to the backlog or other delays in processing, it could have an adverse impact on home prices.
Business Focus  On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries in our Insurance operations to Enstar Group Ltd. (“Enstar”). As a result, we recorded a gain on sale of $21 million ($13 million after-tax). Our Insurance operations is reported in discontinued operations. See Note 2, "Discontinued Operations," for additional information.
As discussed in prior filings, our personal non-credit card receivable portfolio was transferred to held for sale during the second quarter of 2012. On March 5, 2013, we entered into an agreement to sell our personal non-credit card receivable portfolio to trusts for which affiliates of Springleaf Finance, Inc. ("Springleaf"), Newcastle Investment Corp. and Blackstone Tactical Opportunities Advisors L.L.C. are the sole beneficiaries (collectively, the "Purchasers"). On March 5, 2013, we also entered into an agreement to sell a loan servicing facility and related assets located in London, Kentucky (the "Facility") to Springleaf. On April 1, 2013, we completed the sale of our personal non-credit card receivable portfolio with a carrying value of $2.9 billion at March 31, 2013 and recorded a loss on sale of $11 million during the second quarter of 2013, primarily related to transaction fees. On September 1, 2013, we completed the sale of the Facility to Springleaf and recognized an immaterial gain on sale of the Facility. Additionally, on September 1, 2013 the personal non-credit card receivables were converted onto the Purchaser's system and we transferred to the Purchaser over 200 employees who had performed servicing activities for these and other receivables. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.
During the second and third quarters of 2013, we sold two separate pools of real estate secured loans to a third-party investor with an aggregate unpaid principal balance of $1,124 million (aggregate carrying value of $634 million) at the time of sale to a third-party investor for aggregate cash consideration of $632 million which resulted in a loss of $18 million during the nine months ended September 30, 2013 primarily related to transaction fees. On October 1, 2013 we completed the sale of an additional pool of real estate secured receivables with an unpaid principal balance of $1,541 million (carrying value of $901 million) at the time of sale to a third-party investor for cash consideration of $901 million. As these receivables were carried at the lower of amortized cost or fair value at September 30, 2013, we do not expect any significant impact to our earnings will be recorded during the fourth quarter of 2013.
The market demand for first lien partially charged-off accounts has been strong throughout the first nine months of 2013. As a direct result of this increased market demand, in June 2013, we decided we no longer have the intent to hold for investment first lien real estate secured receivables once they have been written down to the lower of amortized cost or fair value of the collateral less cost to sell, subject to certain exceptions, principally receivables associated with secured financings which are not saleable. As a result, we adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the three and nine months ended September 30, 2013, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $473 million and $3,077 million, respectively, at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $346 million and $2,101 million, respectively, for the three and nine months ended September 30, 2013. As a result of the transfer of these receivables to held for sale, during the three and nine months ended September 30, 2013 we recorded a lower of amortized cost or fair value adjustment of $46 million and $145 million, respectively, to the newly transferred loans, all of which was attributable to non-credit related factors (e.g. differences in overall cost of capital assumptions) and was recorded as a component of total other revenues in the consolidated statement of income (loss). We currently expect additional real estate secured receivables with an aggregate carrying amount of approximately $370 million could be written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies during the remainder of 2013 and, as a result, would be transferred to held for sale. We believe credit losses related to these receivables are substantially covered by our existing credit loss reserves. However, based on the current fair value of our existing receivables held for sale portfolio, the lower of amortized cost or fair value adjustment for non-credit related factors on these receivables could be in the region of $25 million to $30 million. Our estimate of both the volume of loans which will become 180 days past due as well as the fair value adjustment required for the aforementioned pool of loans is influenced by factors outside our control such as changes in default rates, estimated costs to obtain properties, home prices and investors' required returns amongst others, as well as loans which will not be saleable.

HSBC Finance Corporation

There is uncertainty inherent in these estimates making it reasonably possible that they could be significantly different as factors impacting the estimates continually evolve.
At September 30, 2013 and December 31, 2012, the fair value of the real estate secured receivables held for sale totaled $4,717 million and $3,022 million, respectively, including the receivables which were transferred into held for sale during the three and nine months ended September 30, 2013 as discussed above. During the three and nine months ended September 30, 2013, we reversed $100 million and $1,047 million, respectively, of the lower of amortized cost or fair value adjustment recorded during the year ended December 31, 2012 primarily due to an increase in the fair value of the real estate secured receivables held for sale during the first nine months of 2013 largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables. As noted in the preceding paragraph, these fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. Accordingly, the improving trend in the fair value of receivables held for sale during the first nine months of 2013 should not be considered indicative of fair value changes in future periods as deterioration in these factors would likely require increases to our valuation allowance in future periods. We expect that receivables held for sale at September 30, 2013 will be sold in multiple transactions generally over the next 15 months, the exact timing of which may impact our previously recorded accrual with respect to foreclosure and other mortgage servicing practices as our accrual has certain assumptions regarding the level of modifications that will be made to loans that are classified as held for sale or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold.
See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio held for investment, which totaled $27,844 million at September 30, 2013, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile, all of which are outside our control. In light of the current economic conditions and mortgage industry trends, our loan prepayment rates have slowed when compared with historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be less than $17.0 billion by the end of 2016. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of refinancing alternatives as well as the impact of an elongated foreclosure process.
We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, or cost structure in support of HSBC's strategic priorities. We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies in an effort to create a more sustainable cost structure. Since 2011, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives which have resulted in workforce reductions. Our focus on cost optimization is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.
As disclosed in prior filings, we had been working to surrender the national bank charter of our subsidiary, HSBC Bank Nevada, N.A. ("HSBC Bank Nevada"), to the OCC. In August 2013, we completed the surrender of the national bank charter to the OCC and merged HSBC Bank Nevada into HSBC Finance Corporation.
Performance, Developments and Trends  The following table sets forth selected financial highlights of HSBC Finance Corporation for the three and nine months ended September 30, 2013 and 2012 and as of September 30, 2013, June 30, 2013 and December 31, 2012.

HSBC Finance Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars are in millions)
Income (loss) from continuing operations	$196	$(192)	$771	$(2,209)
Return on average assets ("ROA"), annualized	1.9%	(1.6)%	2.4%	(5.8)%
Return on average common shareholder's equity ("ROE"), annualized	11.8%	(17.3)%	17.0%	(55.0)%
Net interest margin, annualized(1)	2.36%	3.71%	2.81%	3.19%
Consumer net charge-off ratio, annualized(2)	3.40%	5.42%	4.58%	7.61%
Efficiency ratio(1)(3)	63.0%	101.1%	34.7%	(73.9)%

	September 30, 2013	June 30, 2013	December 31, 2012
	(dollars are in millions)
Real estate secured receivables(4)	$27,844	$29,112	$32,939
Credit loss reserves(2)	3,697	4,098	4,607
Two-months-and-over contractual delinquency ratio for real estate secured receivables(2)	18.94%	17.22%	17.16%

(1)	See "Results of Operations" for a detailed discussion of trends in our net interest margin and efficiency ratio.

(2)	See "Credit Quality" for a detailed discussion of trends in credit loss reserve levels as well as delinquency and charge-off ratios.

(3)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.

(4)	See "Receivables Review" for a detailed discussion of changes in real estate secured receivable levels.
We reported net income of $167 million and $613 million during the three and nine months ended September 30, 2013, respectively, compared with a net loss of $137 million and $550 million during the three and nine months ended September 30, 2012, respectively. Income from continuing operations was $196 million and $771 million during the three and nine months ended September 30, 2013, respectively, compared with a loss from continuing operations of $192 million and $2,209 million during the year-ago periods. We reported income from continuing operations before taxes of $287 million and $1,147 million during the three and nine months ended September 30, 2013, respectively, compared with a loss from continuing operations before tax of $290 million and $3,534 million during the year-ago periods. Our results in all periods were impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option which distorts comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income (loss) from continuing operations before income tax for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$287	$(290)	$1,147	$(3,534)
Fair value movement on own fair value option debt attributable to credit spread	43	150	61	611
Underlying income (loss) from continuing operations before income tax(1)	$330	$(140)	$1,208	$(2,923)

(1)	Represents a non-U.S. GAAP financial measure.
Excluding impact of fair value movement on fair value option debt attributable to credit spread as presented in the table above, underlying income from continuing operations before tax for the three and nine months ended September 30, 2013 improved $470 million and $4,131 million compared with the year-ago periods. The improvement in both periods reflects significantly lower provisions for credit losses, higher other revenues and lower operating expenses, partially offset by lower net interest income. The increase in other revenues during the three and nine months ended September 30, 2013 was driven by a reversal of $100 million

HSBC Finance Corporation

and $1,047 million, respectively, of the lower of amortized cost or fair value adjustment recorded during the year ended December 31, 2012 primarily due to an increase in the fair value of the real estate secured receivables held for sale during the first nine months of 2013 as well as improvements in derivative related income (expense). As discussed above, the increase in the relative fair value of the real estate secured receivables held for sale is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Receivables Review" for further discussion on our receivable trends and "Credit Quality" for additional discussion on our credit trends.
Our return on average common shareholder’s equity (“ROE”) was 11.8 percent and 17.0 percent for the three and nine months ended September 30, 2013, respectively, compared with (17.3) percent and (55.0) percent for the year-ago periods. Our return on average assets (“ROA”) was 1.9 percent and 2.4 percent for the three and nine months ended September 30, 2013, respectively, compared with (1.6) percent and (5.8) percent for the year-ago periods. ROE and ROA in all periods were significantly impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option. Excluding this item from the periods presented, both ROE and ROA improved during the three and nine months ended September 30, 2013 largely due to net income during the three and nine months ended September 30, 2013 as discussed above compared with a net loss in the year-ago periods.
Funding and Capital  During the nine months ended September 30, 2013 and 2012, we did not receive any capital contributions from HSBC Investments (North America) Inc. ("HINO"). During the nine months ended September 30, 2013, we retired $4,324 million of term debt as it matured or was redeemed. The maturing and redeemed debt cash requirements were met through funding from cash generated from operations including balance sheet attrition. The balance sheet and credit dynamics described above continue to have an impact on our liquidity and risk management processes. Continued success in reducing the size of our receivable portfolios as discussed above as well as the sale of pools of real estate secured receivables will be the primary driver of our liquidity during the remainder of 2013. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully repay maturing debt over the next four to five years. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support. Any required incremental funding has been integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA Inc. or through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.
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
In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:
Equity Ratios  Tangible common equity to tangible assets is a non-U.S. GAAP financial measure that is used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. This ratio excludes from equity the impact of unrealized gains (losses) on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains (losses) on investments as well as subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. This ratio may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to total assets ratio. For a

HSBC Finance Corporation

quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to total assets ratio, see “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures.”
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income (loss) – U.S. GAAP basis	$167	$(137)	$613	$(550)
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on loans held for sale(1)	(146)	(89)	(886)	981
Loan impairment(2)	28	68	184	116
Loss on sale of Insurance business	—	(106)	(92)	58
Litigation expenses	1	(56)	27	(56)
Credit card receivables transferred to held for sale and included in discontinued operations for U.S. GAAP	—	—	—	345
Derivatives and hedge accounting (including fair value adjustments)	(1)	(7)	(2)	(10)
Loan origination cost deferrals	2	2	5	7
Interest recognition	1	(4)	(10)	(5)
Present value of long term insurance contracts	—	(5)	1	—
Pension and other postretirement benefit costs	3	10	10	13
Other	9	31	10	35
Net income (loss) – IFRSs basis	64	(293)	(140)	934
Tax (expense) benefit – IFRSs basis	(46)	153	103	(478)
Income (loss) before tax – IFRSs basis	$110	$(446)	$(243)	$1,412

(1)
The amounts presented above reflects the differences between U.S. GAAP and IFRSs related to the following (1) the lower of amortized cost or fair value adjustment that was recorded on loans held for sale under U.S. GAAP that was not recorded under IFRSs; (2) the difference between the loss on sale of receivables sold during the period under U.S. GAAP and IFRSs; and (3) loan impairment charges recorded on these receivables under IFRSs which are not recorded under U.S. GAAP while the receivables are classified as held for sale. A more detailed description of these differences can be found in our 2012 Form 10-K.

(2)
The amounts presented above reflect the differences between determining loan impairment charges between U.S. GAAP and IFRSs as well as the difference in reporting impairment charges for receivables held for sale as discussed above. A more detailed description of these differences can be found in our 2012 Form 10-K.

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented in our 2012 Form 10-K. Except as noted below, there have been no significant changes since December 31, 2012 in the differences between U.S. GAAP and IFRSs impacting our results. As it relates to loan impairment charges, prior to the second quarter of 2013, we concluded that for IFRSs the estimated average period of time from last current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months. In the second quarter of 2013, we updated our review under IFRSs to reflect the period of time after a loss event that a loan remains current before delinquency is observed. This review resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures  For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures.”

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables at September 30, 2013 and increases (decreases) since June 30, 2013 and December 31, 2012:

		Increases (Decreases) From
		June 30, 2013		December 31, 2012
	September 30, 2013	$	%	$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$24,682	$(1,116)	(4.3)%	$(4,619)	(15.8)%
Second lien	3,162	(152)	(4.6)	(476)	(13.1)
Total real estate secured receivables(1)	$27,844	$(1,268)	(4.4)%	$(5,095)	(15.5)%

Receivables held for sale:
First lien real estate secured	$4,717	$(274)	(5.5)%	$1,695	56.1%
Personal non-credit card	—	—	—	(3,181)	(100.0)
Total receivables held for sale(4)	$4,717	$(274)	(5.5)%	$(1,486)	(24.0)%

Total receivables and receivables held for sale:
Real estate secured:
First lien	$29,399	$(1,390)	(4.5)%	$(2,924)	(9.0)%
Second lien	3,162	(152)	(4.6)	(476)	(13.1)
Total real estate secured	32,561	(1,542)	(4.5)	(3,400)	(9.5)
Personal non-credit card	—	—	—	(3,181)	(100.0)
Total receivables and receivables held for sale(2)(3)	$32,561	$(1,542)	(4.5)%	$(6,581)	(16.8)%

(1)
At September 30, 2013, June 30, 2013 and December 31, 2012, real estate secured receivables held for investment includes $883 million, $871 million and $2,109 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)	At September 30, 2013, June 30, 2013 and December 31, 2012, receivables and receivables held for sale includes $1,415 million, $1,581 million and $1,712 million, respectively, of stated income loans.

(3)
At September 30, 2013, June 30, 2013 and December 31, 2012, approximately 60 percent, 59 percent and 58 percent, respectively, of our real estate secured receivables and real estate secured receivables held for sale have been either modified and/or re-aged.

(4)
See Note 6, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured and personal non-credit card receivables held for sale balances between periods.

Real estate secured receivables  The decrease since June 30, 2013 and December 31, 2012 reflects the continued liquidation of the real estate secured receivable portfolio which will continue going forward as well as the transfer of additional pools of real estate secured receivables to held for sale with a carrying value prior to transfer of approximately $346 million and $2,101 million, respectively, during the second and third quarters of 2013 as discussed above. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above.
Over the past several years, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which could adversely impact our provision for credit losses. The following table presents refreshed loan-to-value ratios (“Refreshed LTVs”) for our real estate secured receivable portfolio held for investment as of September 30, 2013 and December 31, 2012.

HSBC Finance Corporation

	Refreshed LTVs (1)(2)(3)
	September 30, 2013		December 31, 2012
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	39%	14%	37%	13%
80% ≤ LTV < 90%	17	10	17	10
90% ≤ LTV < 100%	17	17	16	16
LTV ≥ 100%	27	59	30	61
Average LTV for portfolio	86	105	87	108
Average LTV for LTV>100%	115	122	119	125

(1)
Refreshed LTVs for first liens are calculated using the receivable balance, excluding any accrued finance income, as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property's appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency's (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may significantly differ from the estimated values used for purposes of this disclosure.

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPI's available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the September 30, 2013 and December 31, 2012 information in the table above reflects current estimated property values using HPIs as of June 30, 2013 and September 30, 2012, respectively.

(3)	Excludes the purchased receivable portfolios which totaled $856 million and $931 million at September 30, 2013 and December 31, 2012, respectively.
Receivables held for sale  Receivables held for sale were $4,717 million at September 30, 2013 compared with $4,991 million at June 30, 2013 and $6,203 million at December 31, 2012. The decrease compared with both periods reflects the sale of real estate secured receivables with a carrying value of $404 million and $634 million during the three and nine months ended September 30, 2013, short sales of receivables held for sale which occurred during the period, the transfer of receivables held for sale to REO and, as compared with December 31, 2012, the sale of our personal non-credit card receivable portfolio on April 1, 2013 as previously discussed. The decrease was partially offset by the transfer of additional real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies into receivables held for sale with a fair value of approximately $279 million and $1,816 million at the time transfer during the three and nine months ended September 30, 2013 as discussed above. The decrease was also partially offset by an increase during the three and nine months ended September 30, 2013 in the fair value of the real estate receivables held for sale. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

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
The following table provides quarterly information regarding our REO properties:

	Quarter Ended
	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012
Number of REO properties at end of period	4,599	3,984	3,242	2,914	2,619
Number of properties added to REO inventory in the period	2,727	2,659	2,130	1,688	1,458
Average loss on sale of REO properties(1)	.4%	.1%	3.4%	5.3%	4.1%
Average total loss on foreclosed properties(2)	51.2%	50.3%	52.5%	53.4%	53.3%
Average time to sell REO properties (in days)	150	150	160	163	168

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
As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the nine months ended September 30, 2013, we added 7,516 properties to REO inventory. We expect the number of REO properties added to inventory may increase during the remainder of 2013 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines and our receivable sale program as many of the properties currently in the process of foreclosure will be sold prior to taking title.
The number of REO properties at September 30, 2013 increased as compared with June 30, 2013 as the volume of properties added to REO inventory is beginning to increase as we work through the backlog in foreclosure activities driven by the temporary suspension of foreclosures as discussed above. We have resumed processing suspended foreclosure actions in substantially all states and have referred the majority of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states. While the volume of REO properties has increased throughout 2013, future increases will be tempered by the extended foreclosure timelines and our receivable sale program as discussed above.

HSBC Finance Corporation

The average loss on sale of REO properties and the average total loss on foreclosed properties were essentially flat as compared with the prior quarter.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  In the following table which summarizes net interest income, interest expense for the three and nine months ended September 30, 2012 includes less than $1 million and $29 million, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations. During the three and nine months ended September 30, 2013, there was no interest expense allocated to our discontinued operations.

	2013	%(1)	2012	%(1)
	(dollars are in millions)
Three Months Ended September 30:
Finance and other interest income	$557	5.74%	$833	7.42%
Interest expense	328	3.38	416	3.71
Net interest income	$229	2.36%	$417	3.71%

Nine Months Ended September 30:
Finance and other interest income	$1,921	6.27%	$2,598	6.98%
Interest expense	1,060	3.46	1,411	3.79
Net interest income	$861	2.81%	$1,187	3.19%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during the three and nine months ended September 30, 2013 due to the following:

•	Average receivable levels decreased largely as a result of the sale of our portfolio of personal non-credit card receivables on April 1, 2013 as well as real estate secured receivable liquidation.

•
Overall receivable yields decreased during the three and nine months ended September 30, 2013 as a result of a significant shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as a result of the sale of our higher yielding personal non-credit card receivable portfolio and continued run-off in our second lien real estate secured receivables portfolio. While overall receivable yields decreased, receivable yields in our real estate secured receivable portfolio during the nine months ended September 30, 2013 were positively impacted by improvements in credit quality. Real estate secured receivable yields during the three months ended September 30, 2013 were essentially flat. Prior to the sale of our personal non-credit card receivable portfolio on April 1, 2013, receivable yields in this portfolio had improved during 2013 due to a lower percentage of nonaccrual receivables as compared with the prior year.

•	Interest expense decreased resulting from lower average borrowings and lower average rates.
Net interest margin was 2.36 percent and 2.81 percent for the three and nine months ended September 30, 2013, respectively, compared with 3.71 percent and 3.19 percent for the year-ago periods. The decrease during the three and nine months ended September 30, 2013 was driven by the lower overall receivable yields largely due to the sale of our higher yielding personal non-credit card receivable portfolio as discussed above, partially offset by a lower cost of funds as a percentage of average interest earning assets.

HSBC Finance Corporation

The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	(dollars are in millions)
Net interest income/net interest margin from prior year	$417	3.71%	$1,187	3.19%
Impact to net interest income resulting from:
Lower asset levels	(185)		(480)
Receivable yields	(93)		(190)
Cost of funds (rate and volume)	88		352
Other	2		(8)
Net interest income/net interest margin for current year	$229	2.36%	$861	2.81%
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
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

	2013	2012
	(in millions)
Three Months Ended September 30:
Provision for credit losses:
Real estate secured	$(153)	$292
Personal non-credit card	(7)	(5)
Total	$(160)	$287

Nine Months Ended September 30:
Provision for credit losses:
Real estate secured	$175	$1,663
Personal non-credit card	(44)	153
Total	$131	$1,816
Our provision for credit losses decreased significantly during the three and nine months ended September 30, 2013 as compared with the year-ago periods as discussed below:

•
The provision for credit losses for real estate secured loans improved reflecting the impact of lower loss estimates due to lower receivable levels, lower dollars of delinquency on accounts less than 180 days contractually delinquent as compared with the year-ago periods and improved credit quality during the three and nine months ended September 30, 2013. The improvement also reflects, in part, the transfer of certain real estate secured receivables to held for sale during the second and third quarters of 2013 as well as the second quarter of 2012. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The improvement in the provision for credit losses for the three and nine months ended September 30, 2013 also reflects lower new TDR Loan volumes and lower reserve requirements on TDR Loans as a result of updates in loss and severity estimates based on recent trends in the portfolio.

•
As previously discussed, during the second quarter of 2012 we transferred our entire personal non-credit card receivable portfolio to held for sale. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The provision for credit losses for the three and nine months ended September 30, 2013 and the three months ended September 30, 2012 reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not transferred to held for sale because there were no receivable balances outstanding as well as during the nine months ended September 30, 2013, $10 million of cash proceeds received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables.

HSBC Finance Corporation

Net charge-offs totaled $241 million and $1,049 million for the three and nine months ended September 30, 2013, respectively, compared with $466 million and $2,374 million for the three and nine months ended September 30, 2012, respectively. The decrease reflects the impact of the transfer of our personal non-credit card receivable portfolio to held for sale in the second quarter of 2012 as well as, to a lesser extent, the transfer of certain real estate secured receivables to held for sale during the second and third quarters of 2013 and the second quarter of 2012 as there are no longer any charge-offs associated with the receivables after the transfer to held for sale which impacts comparability between the periods. The decrease in net charge-offs during the current year periods also reflects lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices. See “Credit Quality” for further discussion of our net charge-offs.
Credit loss reserves at September 30, 2013 decreased as compared with June 30, 2013 and December 31, 2012 as the provision for credit losses was lower than net charge-offs by $401 million and $918 million for the three and nine months ended September 30, 2013, respectively. The decrease compared with June 30, 2013 and December 31, 2012 reflects the transfer to held for sale of additional pools of real estate secured receivables during the second and third quarters of 2013 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $21 million and $140 million during the three and nine months ended September 30, 2013, respectively, and was recognized as an additional charge-off at the time of the transfer to held for sale. Excluding the impact on credit loss reserves of the transfer of these receivables to held for sale, credit loss reserves remained lower as compared with June 30, 2013 and December 31, 2012 due to lower reserve requirements on TDR Loans, lower receivable levels, and as compared with December 31, 2012, lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at September 30, 2013 due to lower new TDR Loan volumes as well as the impact of improvements in loss and severity estimates based on recent trends in the portfolio. See “Credit Quality” for further discussion of credit loss reserves.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
	2013	2012	Amount	%
	(dollars are in millions)
Three Months Ended September 30:
Derivative related income (expense)	$1	$(42)	$43	*
Gain (loss) on debt designated at fair value and related derivatives	33	(95)	128	*
Servicing and other fees from HSBC affiliates	6	8	(2)	(25.0)%
Lower of amortized cost or fair value adjustment on receivables held for sale	66	(50)	116	*
Other income	8	35	(27)	(77.1)%
Total other revenues	$114	$(144)	$258	*

Nine Months Ended September 30:
Derivative related income (expense)	$87	$(261)	$348	*
Gain (loss) on debt designated at fair value and related derivatives	168	(399)	567	*
Servicing and other fees from HSBC affiliates	19	26	(7)	(26.9)%
Lower of amortized cost or fair value adjustment on receivables held for sale	892	(1,597)	2,489	*
Other income	(70)	27	(97)	*
Total other revenues	$1,096	$(2,204)	$3,300	*

*	Not meaningful.
Derivative related income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles, ineffectiveness on derivatives which are qualifying hedges and, in the nine months ended September 30, 2013, a derivative loss recognized on the termination of hedges on certain debt as discussed more fully below. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related income (expense) for the three and nine months ended September 30, 2013 and 2012:

HSBC Finance Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net realized gains (losses)	$(26)	$(45)	$(79)	$(123)
Mark-to-market on derivatives which do not qualify as effective hedges	21	(4)	338	(142)
Hedge accounting ineffectiveness	6	7	27	4
Derivative loss recognized on termination of hedges	—	—	(199)	—
Total	$1	$(42)	$87	$(261)
Derivative related income (expense) improved during the three and nine months ended September 30, 2013. As previously discussed, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At September 30, 2013, we had $3.1 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. In January 2013, we terminated $2.4 billion of non-qualifying hedges to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC USA Inc. in December 2012 and revisions in our estimates of the prepayment speeds on the underlying mortgages we are funding. Our remaining non-qualifying hedges at September 30, 2013 were primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 10.6 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they economically lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets when considered in conjunction with variable rate borrowings.
Rising long-term interest rates during the three and nine months ended September 30, 2013 had a positive impact on the mark-to-market for this portfolio of swaps in both periods. A decrease in long-term U.S. interest rates during the three and nine months ended September 30, 2012 resulted in a loss on the mark-to-market on this portfolio in both periods. Net realized losses improved during the three and nine months ended September 30, 2013 as compared with the year-ago periods due to lower interest settlements during the first nine months of 2013 as we held fewer hedge positions. Ineffectiveness during the three and nine months ended September 30, 2013 and 2012 was primarily related to our cross currency cash flow hedges that are approaching maturity.
As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX, which is a related but unconsolidated entity, issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. Under the Notices of Proposed Rulemaking ("NPR") issued by the U.S. regulators which would implement the capital provisions of Basel III and was largely unchanged by the final rule that was adopted on July 2, 2013, the trust preferred securities would no longer qualify as Tier I capital. As a result of these proposed changes, as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, during the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to net income of $199 million of unrealized losses previously accumulated in other comprehensive income during the nine months ended September 30, 2013.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for the nine months ended September 30, 2013 or any prior periods should not be considered indicative of the results for any future periods.
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
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates decreased modestly during the three and nine months ended September 30, 2013 due to a decrease in services provided for HSBC affiliates.

HSBC Finance Corporation

Lower of amortized cost or fair value adjustment on receivables held for sale during the three and nine months ended September 30, 2013 totaled $66 million and $892 million, respectively, primarily reflecting an increase in the fair value of the real estate receivables held for sale during the first nine months of 2013, partially offset during the nine months ended September 30, 2013 by a decrease in the fair value of the personal non-credit card receivables held for sale during the first quarter of 2013. As previously discussed, the increase in the relative fair value of the real estate secured receivables held for sale is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables. The lower of amortized cost or fair value adjustment during the three and nine months ended September 30, 2013 also includes a reduction in fair value of $46 million and $145 million, respectively, related to the transfer of additional pools of real estate secured receivables to held for sale during the second and third quarters of 2013 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as discussed above, all of which was attributable to non-credit related factors.
During the second quarter of 2012, we transferred certain real estate secured receivables and our entire personal non-credit card receivable portfolio to receivables held for sale. This resulted in a lower of amortized cost or fair value adjustment during the three and nine months ended September 30, 2012 of $50 million and $1,597 million, respectively, which was recorded as a component of other revenues.
See Note 6, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Other income decreased during the three and nine months ended September 30, 2013 due to an increase in the estimated repurchase liability during the periods, primarily related to receivables sold by Decision One Mortgage LLC ("Decision One") in prior years, losses on sales of real estate secured receivables as previously discussed and lower credit insurance commissions, partially offset by servicing fees received for servicing the personal non-credit card receivables sold on April 1, 2013 as previously discussed. While we increased the estimated repurchase liability during the three and nine months ended September 30, 2013 and 2012, the increase was larger during the current year periods. Additionally, the nine months ended September 30, 2012 included a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which was refunded during the first quarter of 2013.
Our reserve for potential repurchase liability exposures relates primarily to receivables sold by Decision One in previous years. Our repurchase liability of $134 million at September 30, 2013 represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of our loan sales. Because the level of loan repurchase losses are dependent upon investor strategies for bringing claims or pursuing legal action for losses incurred, primarily related to Decision One loans, the level of the liability for loan repurchase losses requires significant judgment. As we have limited information of the losses incurred by investors, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $148 million at September 30, 2013 related to claims that have been filed.

HSBC Finance Corporation

Operating Expenses  The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which have not necessarily been reduced in line with the run-off of our loan portfolio, which will continue in future periods.

			Increase (Decrease)
	2013	2012	Amount	%
	(dollars are in millions)
Three Months Ended September 30:
Salaries and employee benefits	$51	$55	$(4)	(7.3)%
Occupancy and equipment expenses, net	8	11	(3)	(27.3)%
Real estate owned expenses	16	22	(6)	(27.3)%
Other servicing and administrative expenses	63	104	(41)	(39.4)%
Support services from HSBC affiliates	78	84	(6)	(7.1)%
Operating expenses	$216	$276	$(60)	(21.7)%

Nine Months Ended September 30:
Salaries and employee benefits	$166	$134	$32	23.9%
Occupancy and equipment expenses, net	26	32	(6)	(18.8)%
Real estate owned expenses	58	71	(13)	(18.3)%
Other servicing and administrative expenses	216	264	(48)	(18.2)%
Support services from HSBC affiliates	213	229	(16)	(7.0)%
Operating expenses	$679	$730	$(51)	(7.0)%
Compliance costs continued to be a significant component of our operating expenses totaling $12 million and $60 million during the three and nine months ended September 30, 2013, respectively, compared with $59 and $148 million during the three and nine months ended September 30, 2012, primarily within other servicing and administrative expenses. While we believe compliance related costs have permanently increased due to the remediation requirements of the Federal Reserve Servicing Consent Order, our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review has positively impacted our compliance cost trends as the significant resources working on the Independent Foreclosure Review are no longer required.
Salaries and employee benefits were essentially flat during the three months ended September 30, 2013 and increased during the nine months ended September 30, 2013. The increase in the year-to-date period reflects increased staffing associated with the transfer of certain employees to HSBC Finance Corporation who had previously been centralized in North America and whose salary and employee benefits were previously allocated to us but solely support the activities of HSBC Finance Corporation. Beginning on January 1, 2013, the salary and employee benefits related to these employees are now reported within HSBC Finance Corporation. The increase also reflects higher staff levels since the second quarter of 2012 related to processing foreclosures as well as compliance matters, partially offset by the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. Salaries and employee benefits were essentially flat during the three months ended September 30, 2013 as the impact of increased staffing levels discussed above was partially offset by an increase in costs of $17 million during the year-ago quarter associated with our supplemental retirement plan due to a number of large lump-sum payments made during the third quarter of 2012 which triggered a settlement charge. Salary and employee benefits in both periods were positively impacted by the conversion of the personal non-credit card receivables to the Purchaser's system on September 1, 2013 which also resulted in the transfer of over 200 employees to the Purchaser as discussed more fully in Note 6, "Receivables Held for Sale."
Occupancy and equipment expenses, net were slightly lower during the three and nine months ended September 30, 2013 as compared with the year-ago periods reflecting the continuing reduced scope of our business operations.
Real estate owned expenses decreased during the three and nine months ended September 30, 2013 reflecting lower estimated and actual losses on REO property as a result of improvements in home prices, partially offset by higher holding costs for REO properties due to a higher average number of REO properties held during the periods.
Other servicing and administrative expenses decreased during the three and nine months ended September 30, 2013 reflecting lower fees for consulting services related to various cost initiatives and foreclosure remediation efforts associated with the requirements of the Federal Reserve Servicing Consent Order, including the cessation of the Independent Foreclosure Review.

HSBC Finance Corporation

The decrease also reflects the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs, including during the nine months ended September 30, 2013, a reduction in an accrual related to mortgage servicing matters of $14 million. These decreases were partially offset by higher expenses for lender-placed hazard insurance.
Support services from HSBC affiliates decreased during the three and nine months ended September 30, 2013 as support services from HSBC affiliates reflects lower technology support costs as well as the impact of certain employees who had previously been centralized in North America and billed to HSBC Finance Corporation now being reported within salaries and employee benefits of HSBC Finance Corporation effective January 1, 2013 as discussed above.
Efficiency Ratio from continuing operations was 63.0 percent and 34.7 percent for the three and nine months ended September 30, 2013, respectively, compared with 101.1 percent and (73.9) percent for the three and nine months ended September 30, 2012, respectively. Our efficiency ratio from continuing operations in both periods was impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option. Excluding this item from the periods presented, our efficiency ratio improved during the three and nine months ended September 30, 2013 as a result of significantly higher other revenues driven by an increase in the fair value of real estate secured receivables held for sale as discussed above and, to a lesser extent, improvements in derivative related income (expense) as well as lower operating expenses.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

	2013	2012

Three Months Ended September 30,
Tax expense (benefit) at the U.S. federal statutory income tax rate	35.0%	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	.3	(.7)
Adjustment with respect to tax for prior periods(1)	—	3.4
Change in valuation allowance reserves (2)	(.7)	1.9
Uncertain tax adjustments(3)	(2.0)	(3.2)
Other non-deductible/non-taxable items(4)	(.3)	.9
Other	(.6)	(1.1)
Total income tax expense (benefit)	31.7%	(33.8)%

Nine Months Ended September 30,
Tax expense (benefit) at the U.S. federal statutory income tax rate	35.0%	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	.6	(.5)
Adjustment with respect to tax for prior periods(1)	2.1	(1.9)
Adjustment of tax rate used to value deferred taxes	(1.0)	(.2)
Change in valuation allowance reserves (2)	(.6)	.5
Uncertain tax adjustments(3)	(1.0)	(.4)
Other non-deductible/non-taxable items(4)	(2.5)	(.1)
Impact of foreign operations	.2	—
Other	—	.1
Total income tax expense (benefit)	32.8%	(37.5)%

(1)	For 2013 and 2012, the amounts relate to corrections to current and deferred tax balance sheet accounts.

(2)	For 2013 and 2012, the amounts relate to changes in valuation allowance on states with net operating loss carryforward periods of 12 to 20 years.

(3)	For 2013 and 2012, the amounts primarily relate to the conclusion of state audits and expiration of state statutes of limitations.

(4)	For 2013, the amount includes a change in the estimated deductibility of accrued costs for certain regulatory matters and other non-deductible or non-taxable items.

HSBC Finance Corporation

Segment Results – IFRSs Basis

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
We report financial information to our parent, HSBC, in accordance with International Financial Reporting Standards (“IFRSs”). Our segment results are presented in accordance with IFRSs (a non-U.S. GAAP financial measure) on a legal entity basis as operating results are monitored and reviewed and trends are evaluated on an IFRSs. However, we continue to monitor liquidity and capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.

HSBC Finance Corporation

Consumer Segment  The following table summarizes the IFRSs results for our Consumer segment for the three and nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and 2012.

			Increase (Decrease)
	2013	2012	Amount	%
	(dollars are in millions)
Three Months Ended September 30,
Net interest income	$491	$630	$(139)	(22.1)%
Other operating income	(28)	(171)	143	83.6%
Total operating income	463	459	4.9%
Loan impairment charges	115	493	378	76.7%
Net interest income and other operating income after loan impairment charges	348	(34)	382	*
Operating expenses	207	248	41	16.5%
Income (loss) before tax	$141	$(282)	$423	*
Net interest margin	5.05%	5.33%	—	—
Efficiency ratio	44.7	54.0	—	—
Return (after-tax) on average assets ("ROA")	.9	(1.5)	—	—

Nine Months Ended September 30,
Net interest income	$1,620	$1,897	$(277)	(14.6)%
Other operating income	(343)	(919)	576	62.7%
Total operating income	1,277	978	299	30.6%
Loan impairment charges	558	2,068	1,510	73.0%
Net interest income and other operating income after loan impairment charges	719	(1,090)	1,809	*
Operating expenses	615	658	43	6.5%
Income (loss) before tax	$104	$(1,748)	$1,852	*
Net interest margin	5.21%	5.06%	—	—
Efficiency ratio	48.2	67.3	—	—
Return (after-tax) on average assets ("ROA")	.3	(2.6)	—	—

Balances at end of period:
Customer loans	$32,436	$38,754	$(6,318)	(16.3)%
Assets	42,774	48,688	(5,914)	(12.1)

*	Not meaningful.
Our Consumer segment reported income before tax during the three and nine months ended September 30, 2013 as compared with losses before tax during the year-ago periods. The reported improvements reflect significantly lower loan impairment charges, higher other operating income and lower operating expenses, partially offset by lower net interest income. In the nine months ended September 30, 2013, higher other operating income was partially offset by the loss on sale of our personal non-credit card loan portfolio as discussed below.
Loan impairment charges improved during the three and nine months ended September 30, 2013. In the second quarter of 2013, we updated our review under IFRSs to reflect the period of time after a loss event that a loan remains current before delinquency is observed which resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months. This resulted in an incremental loan impairment charge of approximately $110 million under IFRSs during the second quarter of 2013. Excluding the impact of this incremental loan impairment charge during the year-to-date period, loan impairment charges remained significantly lower during the three and nine months ended September 30, 2013 as discussed below.

HSBC Finance Corporation

•
The decrease in loan impairment charges for the real estate secured loan portfolio during the three and nine months ended September 30, 2013 reflects lower levels of new impaired loans as a result of modification program enhancements as discussed below as well as a decrease in loan impairment allowances as a result of significant improvements in market value adjustments on loan collateral driven by improvements in home prices. The decrease also reflects lower loan balances outstanding as the portfolio continues to liquidate as well as lower loss estimates due to lower delinquency levels as compared with the prior year periods.

•
Loan impairment charges for personal non-credit card loans decreased during the three and nine months ended September 30, 2013 as compared with the year-ago periods. As previously discussed, our portfolio of personal non-credit card receivables was sold on April 1, 2013.

Loan impairment charges were $266 million lower than net charge-offs during the nine months ended September 30, 2013 compared with loan impairment charges lower than net charge-offs of $248 million during the nine months ended September 30, 2012. Credit loss reserves decreased to $3,509 million at September 30, 2013 from $4,414 million at December 31, 2012 as a result of lower levels of new impaired loans, improvements in market value adjustments on loan collateral due to improvements in home prices and lower delinquency levels. The lower levels of new impaired loans reflect the impact of modification program enhancements as we seek to achieve a better balance between economics and customer-driven variables. The decrease also reflects the impact of the transfer of real estate secured loans to held for sale during the first nine months of 2013 which had credit loss reserves totaling $127 million at the time of transfer. Loans held for sale and the associated credit loss reserves are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale. The decrease in the first nine months of 2013 was partially offset by an increase in credit loss reserves of $110 million related to the change in the estimated average period of time from a loss event occurring and its ultimate write-off for real estate loans collectively evaluated for impairment as discussed above.
As discussed previously, we have decided to sell a pool of real estate secured loans, although only a portion of this pool of real estate secured loans currently qualifies for classification as held for sale under IFRSs. During the second and third quarters of 2013, we sold two separate pools of real estate secured loans to a third-party investor with an aggregate unpaid principal balance of $1,124 million (aggregate carrying value after loan impairment allowance of $613 million) and recorded an aggregate gain of $3 million as a result of these transactions. Assuming we had completed the sale of the entire pool of real estate secured loans held for sale under U.S. GAAP on September 30, 2013, based on market values at that time, we would have recorded a loss of approximately $42 million before consideration of transaction costs. On October 1, 2013, we completed the sale of real estate secured receivables with an aggregate unpaid principal balance of $1,541 million (carrying value after impairment allowance of $915 million) at the time of sale to a third-party investor and do not anticipate a material impact to earnings during the fourth quarter of 2013.
As previously discussed, on April 1, 2013 we sold our portfolio of personal non-credit card receivables which had previously been classified as held for sale. As a result of this transaction, we recorded a loss of $271 million during the second quarter of 2013 which was recorded as a component within other operating income.
Net interest income decreased during the three and nine months ended September 30, 2013 due to lower average loan levels primarily as a result of the sale of our portfolio of personal non-credit card loans on April 1, 2013 and lower overall loan yields, partially offset by lower interest expense. Overall loan yields during the three and nine months ended September 30, 2013 were negatively impacted by the sale of our higher yielding personal non-credit card loan portfolio which resulted in a significant shift in mix to higher levels of lower yielding first lien real estate secured loans, although the impact was more pronounced during the three months ended September 30, 2013. Overall loan yields were modestly lower during the nine months ended September 30, 2013 as the impact of the shift in mix to higher levels of lower yielding receivables was partially offset by the impact of improved credit quality for real estate secured loans and lower levels of impaired personal non-credit card loans. Lower interest expense during the three and nine months ended September 30, 2013 reflects lower average borrowings and a lower cost of funds. Net interest margin decreased during the three months ended September 30, 2013 due to lower overall loan yields driven by the shift in mix to higher levels of lower yielding receivables as discussed above, partially offset by a lower cost of funds as a percentage of average interest earning assets. For the nine months ended September 30, 2013, net interest margin increased reflecting the lower cost of funds as a percentage of average interest earning assets, partially offset by modestly lower overall loan yields as discussed above.

HSBC Finance Corporation

Other operating income improved during the three and nine months ended September 30, 2013. The following table summarizes significant components of other operating income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Trading income (loss)(1)	$(22)	$(42)	$(5)	$(279)
Income (loss) from debt designated at fair value	(26)	(148)	(96)	(661)
Loss on sale of personal non-credit card loan portfolio	—	—	(271)	—
Other	20	19	29	21
Total other operating income	$(28)	$(171)	$(343)	$(919)

(1)
Trading income primarily reflects activity on our portfolio of non-qualifying hedges and, for the nine months ended September 30, 2013, a derivative loss on the termination of a hedge relationship, as well as provisions for mortgage loan repurchase obligations.

Trading income (loss) improved during the three and nine months ended September 30, 2013 largely due to improvements in trading income associated with non-qualifying hedges due to rising long-term interest rates. These improvements were partially offset by an increase in the estimated repurchase liability for receivables sold as previously discussed and, in the nine months ended September 30, 2013, a $199 million derivative loss recognized on the termination of a hedge relationship. Income (loss) from debt designated at fair value improved during the current year periods as a result of rising long-term interest rates. Other operating income also reflects lower losses on REO properties due to lower estimated and actual losses on REO properties as a result of improvements in home prices and lower credit insurance commissions. The prior year-to-date period includes a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which was refunded during the first quarter of 2013.
Operating expenses decreased during the three and nine months ended September 30, 2013 reflecting lower fees for consulting services related to various cost initiatives and foreclosure remediation efforts associated with the requirements of the Federal Reserve Servicing Consent Order, including the cessation of the Independent Foreclosure Review and, in the nine months ended September 30, 2013, a reduction in an accrual related to mortgage servicing matters of $54 million. These decreases were partially offset by an increase in pension expense of $6 million and $18 million during the three and nine months ended September 30, 2013, respectively, as a result of a change in accounting requirements related to interest costs effective January 1, 2013 as well as higher REO expenses due to a higher average number of REO properties held in the current year periods.
The efficiency ratio improved during the three and nine months ended September 30, 2013 due to higher other operating income and lower operating expenses, partially offset by lower net interest income as discussed above.
ROA improved during the three and nine months ended September 30, 2013 primarily driven by lower loan impairment charges, higher other operating income and lower operating expenses, partially offset by the impact of lower average assets.

HSBC Finance Corporation

Customer loans Customer loans for our Consumer segment consisted of the following:

	September 30, 2013	Increases (Decreases) From
		June 30, 2013		December 31, 2012
		$	%	$	%
	(dollars are in millions)
Loans:
Real estate secured	$32,421	$(2,077)	(6.0)%	$(5,135)	(13.7)%
Personal non-credit card	15	15	100.0	15	100.0
Total loans	$32,436	$(2,062)	(6.0)%	$(5,120)	(13.6)%
Loans held for sale:
Real estate secured	$915	$509	*	$915	100.0%
Personal non-credit card	—	—	—	(3,420)	(100.0)
Total loans held for sale	$915	$509	*	$(2,505)	(73.2)%
Total loans and loans held for sale:
Real estate secured	$33,336	$(1,568)	(4.5)%	$(4,220)	(11.2)%
Personal non-credit card	15	15	*	(3,405)	(99.6)
Total loans and loans held for sale	$33,351	$(1,553)	(4.5)%	$(7,625)	(18.6)%

*	Not meaningful.
Customer loans decreased to $32,436 million at September 30, 2013 as compared with $34,498 million at June 30, 2013 and $37,556 million at December 31, 2012. During the three and nine months ended September 30, 2013, a pool of real estate secured loans met the IFRSs criteria to be classified as held for sale with an unpaid principal balance of $1,764 million and $2,982 million, respectively, at the time of transfer and are now reported within other assets net of impairment allowances. The decrease in our real estate secured loan portfolio also reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed. As discussed previously, on April 1, 2013 we completed the sale of the personal non-credit card loan portfolio. Personal non-credit card receivables at September 30, 2013 reflects estimated future recoveries on loans which were fully charged-off prior to the sale of the personal non-credit card loan portfolio on April 1, 2013.
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

HSBC Finance Corporation

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
While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. We also consider key ratios, including reserves as a percentage of nonaccrual receivables and reserves as a percentage of receivables. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.
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
As discussed in Note 4, "Receivables," in the accompanying consolidated financial statements, we historically utilized two different servicing platforms for real estate secured receivables which resulted in differences relating to how contractual delinquency was measured. In April 2013, we moved all closed-end real estate secured receivables onto one servicing platform and now the substantial majority of our real estate secured receivables utilize the same servicing platform with a consistent measurement of delinquency being applied to these receivables. During the third quarter of 2013, we continued to see an increase in dollars of two-months-and-over contractual delinquency as a result of this move to the same servicing platform, although much of the increase continues to be offset by improvements in credit quality in other parts of our real estate secured receivable portfolio.
The following table sets forth credit loss reserves and related credit loss reserve ratios as of September 30, 2013 compared with June 30, 2013 and December 31, 2012.

	September 30, 2013	June 30, 2013	December 31, 2012
	(dollars are in millions)
Credit loss reserves:(1)(3)	$3,697	$4,098	$4,607
Reserves as a percentage of:
Receivables(2)(4)	12.1%	12.9%	12.9%
Nonaccrual receivables(2)(4)	186.2	215.6	140.1

(1)
At September 30, 2013, June 30, 2013 and December 31, 2012, credit loss reserves include $52 million, $63 million and $132 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property as previously discussed.

(2)
These ratios are significantly impacted at September 30, 2013, June 30, 2013 and December 31, 2012 by changes in the level of real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies

HSBC Finance Corporation

and are not classified as held for sale. The following table shows these ratios excluding these receivables and any associated credit loss reserves for all periods presented.

	September 30, 2013	June 30, 2013	December 31, 2012
Reserves as a percentage of:
Receivables	12.3%	13.0%	13.4%
Nonaccrual receivables	283.4	336.4	320.5

(3)
Reserves associated with accrued finance charges, which totaled $340 million, $358 million and $360 million at September 30, 2013, June 30, 2013 and December 31, 2012, respectively, are reported within our total credit loss reserve balances noted above, although receivables, net charge-offs and nonaccrual receivables as reported generally exclude accrued finance charges. The reserve ratios presented in the table exclude any reserves associated with accrued finance charges.

(4)
Ratios exclude receivables, net charge-offs and nonaccrual receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

Credit loss reserves at September 30, 2013 decreased as compared with June 30, 2013 and December 31, 2012 reflecting the transfer to held for sale of additional pools of real estate secured receivables during the second and third quarters of 2013 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $21 million and $140 million during the three and nine months ended September 30, 2013 and was recognized as an additional charge-off at the time of the transfer to held for sale. Excluding the impact on credit loss reserves of the transfer of these receivables to held for sale, credit loss reserves remained lower as compared with June 30, 2013 and December 31, 2012 due to lower reserve requirements on TDR Loans, lower receivable levels and as compared with December 31, 2012, lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at September 30, 2013 due to lower levels of new TDR Loan volumes as well as the impact of improvements in loss and severity estimates based on recent trends in the portfolio.
At September 30, 2013, 79 percent of our credit loss reserves are associated with TDR Loans held for investment which total $12,068 million and are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves at September 30, 2013 and provisions for credit losses for TDR Loans for the three and nine months ended September 30, 2013 should not be considered indicative of the results for any future periods. Generally as TDR Loan levels increase, overall credit loss reserves also increase.
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

	September 30, 2013	December 31, 2012
	(in millions)
Total real estate secured receivables held for investment	$27,844	$32,939
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$883	$2,109
Real estate secured TDR Loans(1)	11,431	12,388
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$12,314	$14,497
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	44.2%	44.0%

(1)     Excludes TDR Loans which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.

HSBC Finance Corporation

Reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels.
Reserves as a percentage of receivables were lower at September 30, 2013 as compared with June 30, 2013 and December 31, 2012 as the decrease in credit loss reserves as discussed above, out paced the decrease in receivables.
Reserves as a percentage of nonaccrual receivables at September 30, 2013, June 30, 2013 and December 31, 2012 were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables decreased as compared with June 30, 2013 reflecting lower credit loss reserves as discussed above and modestly higher nonaccrual real estate secured receivables as more discussed fully below. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables were also lower as compared with December 31, 2012 as the decrease in nonaccrual receivables as discussed more fully below outpaced the decrease in credit loss reserves.
See Note 5, “Credit Loss Reserves,” in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three and nine months ended September 30, 2013 and 2012.
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
The following table summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). As previously discussed, during the three and nine months ended September 30, 2013, we transferred additional real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell to receivables held for sale. As a result the carrying value of these receivables has been reduced by the lower of amortized cost or fair value adjustment recorded at the time of transfer as well as the credit loss reserves associated with these receivables prior to the transfer, which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio for the quarter ended September 30, 2013 and prior periods.

HSBC Finance Corporation

	September 30, 2013	June 30, 2013	December 31, 2012
	(dollars are in millions)
Dollars of contractual delinquency:
Real estate secured:
Receivables carried at the lower of amortized cost or fair value or fair value of the collateral less cost to sell(1)(3)	$4,080	$4,356	$3,960
Remainder:
Individually evaluated for impairment(2)	1,624	1,459	1,714
Collectively evaluated for impairment	463	500	496
Total remainder	2,087	1,959	2,210
Total real estate secured	6,167	6,315	6,170
Personal non-credit card	—	—	103
Total	$6,167	$6,315	$6,273

Delinquency ratio:
Real estate secured:
Receivables carried at the lower of amortized cost or fair value or fair value of the collateral less cost to sell	72.86%	74.37%	77.18%
Remainder:
Individually evaluated for impairment	14.18	12.39	13.95
Collectively evaluated for impairment	2.99	3.03	2.67
Total remainder	7.74	6.94	7.17
Total real estate secured	18.94	18.52	17.16
Personal non-credit card	—	—	3.24
Total	18.94%	18.52%	16.03%

(1)
Receivables carried at lower of amortized cost or fair value or fair value of the collateral less cost to sell includes TDR Loans which totaled $2,769 million, $2,891 million and $2,615 million at September 30, 2013, June 30, 2013 and December 31, 2012, respectively.

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

(3)
Receivables carried at the lower of amortized cost or fair value or fair value of the collateral less cost to sell includes $3,411 million, $3,688 million and $2,176 million of real estate secured receivables classified as held for sale as of September 30, 2013, June 30, 2013 and December 31, 2012, respectively.

Dollars of delinquency for real estate secured receivables at September 30, 2013 decreased $148 million and $3 million since June 30, 2013 and December 31, 2012, respectively. As compared with June 30, 2013, the decrease was driven by lower dollars of late stage delinquency as a result of the sale of a pool of real estate secured receivables on August 1, 2013 which consisted of accounts carried at the lower of amortized cost or fair value, partially offset by an increase in dollars of delinquency on accounts less than 180 days contractually delinquent due to a decrease in re-age volumes on TDR Loans. As compared with December 31, 2012, dollars of delinquency were essentially flat as lower dollars of delinquency on accounts less than 180 days contractually delinquent were largely offset by higher dollars of late stage delinquency. Lower dollars of delinquency on accounts less than 180 days contractually delinquent as compared with December 31, 2012 reflects lower receivables levels and the continued improvements in economic conditions, partially offset by the impact of the move of all closed-end real estate secured receivables onto one servicing platform in April 2013 as previously discussed. Higher dollars of late stage delinquency as compared with December 31, 2012 largely reflects an increase during the first nine months of 2013 in the fair value of real estate secured receivables held for sale as previously discussed which increases the carrying value of these receivables partially offset by the impact of the transfer to held for sale of additional real estate secured receivables during the second and third quarters of 2013 which had previously been carried at the lower of amortized cost or fair value of the collateral less cost to sell for which the carrying amount of these receivables has now been further reduced by the lower of amortized cost or fair value adjustment as well as the credit loss reserves associated with these receivables prior to the transfer. As discussed above, our personal non-credit card receivable portfolio was sold on April 1, 2013.

HSBC Finance Corporation

The delinquency ratio for real estate secured receivables was 18.94 percent at September 30, 2013 compared with 18.52 percent at June 30, 2013 and 17.16 percent at December 31, 2012. The delinquency ratio for real estate secured receivables increased as compared with June 30, 2013 and December 31, 2012 reflecting the lower levels of real estate secured receivables as previously discussed.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at the lower of amortized cost or fair value and, accordingly, there are no longer any charge-offs associated with these receivables, although in certain circumstances recoveries on these receivables may continue to be reported as a component of net charge-offs. As a result, the amounts and ratios for the quarters ended September 30, 2013 and June 30, 2013 are not comparable to the amounts and ratios for the quarter ended September 30, 2012.

Three Months Ended(1)	September 30, 2013	June 30, 2013	September 30, 2012
	(dollars are in millions)
Net charge-off dollars:
Real estate secured(2)	$247	$487	$471
Personal non-credit card(3)	(6)	(5)	(5)
Total	$241	$482	$466
Net charge-off ratio:
Real estate secured(2)	3.48%	6.31%	5.47%
Personal non-credit card(3)	—	—	—
Total	3.40%	6.24%	5.42%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	3.72%	6.57%	5.72%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)
Net charge-off dollars and the net charge-off ratio for real estate secured receivables for the quarters ended September 30, 2013 and June 30, 2013 includes $21 million and $119 million, respectively, of credit loss reserves that were recognized as additional charge-off at the time of the transfer of real estate secured receivables to held for sale which were carried at the lower of amortized cost or fair value of the collateral less cost to sell at the time of the transfer. See our 2012 Form 10-K for additional information.

(3)
While charge-offs are no longer recorded on receivables following the transfer of those receivables to the held for sale classification, during the quarters ended September 30, 2013 and June 30, 2013 we received recoveries on fully charged-off personal non-credit card receivables which are reflected in the table above. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio for our personal non-credit card receivable portfolio cannot be calculated for the quarters ended September 30, 2013 and June 30, 2013 although these recoveries are reflected in the total net charge-off ratio for these periods.

During the second and third quarters of 2013, we transferred real estate secured receivables to held for sale which consisted of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell. Because these receivables were collateral dependent, the credit loss reserves on these receivables at the time of transfer of $21 million and $119 million during quarters ended September 30, 2013 and June 30, 2013, respectively, was recognized as an additional charge-off at the time of the transfer to held for sale. Excluding this additional charge-off for the quarters ended September 30, 2013 and June 30, 2013, net charge-off dollars for real estate secured receivables remained lower as compared with the quarter ended June 30, 2013 due to the impact of lower receivable levels.
The net charge-off ratio for real estate secured receivables for the three months ended September 30, 2013 decreased as compared with the prior quarter due to the impact of lower dollars of net charge-offs as discussed above partially offset by the impact of lower average receivable levels.
As discussed above, dollars of net charge-offs and the net charge-off ratio at September 30, 2013 are not comparable to September 30, 2012 as a result of the transfer of real estate secured receivables to receivables held for sale during the second and third quarters of 2013.

HSBC Finance Corporation

Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for September 30, 2013 decreased as compared with June 30, 2013 due to lower dollars of net charge-offs as discussed above and lower REO expenses, partially offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.
Nonperforming Assets  Nonperforming assets consisted of the following:

	September 30, 2013	June 30, 2013	December 31, 2012
	(in millions)
Nonaccrual real estate secured receivable portfolio held for investment:(1)
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell(2)	$637	$642	$1,748
Remainder:
Individually evaluated for impairment(3)	853	767	958
Collectively evaluated for impairment	313	326	326
Total remainder	1,166	1,093	1,284
Total nonaccrual real estate secured receivables held for investment(4)	1,803	1,735	3,032
Real estate owned	337	298	227
Nonaccrual receivables held for sale(1)	3,287	3,570	2,161
Total nonperforming assets(5)	$5,427	$5,603	$5,420

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

(2)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $407 million, $408 million and $1.1 billion at September 30, 2013, June 30, 2013 and December 31, 2012, respectively.

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

(4)	At September 30, 2013, June 30, 2013 and December 31, 2012, nonaccrual second lien real estate secured receivables totaled $228 million, $215 million and $284 million, respectively.

(5)
At September 30, 2013, June 30, 2013 and December 31, 2012, nonaccrual receivable held for sale includes $2,224 million, $2,353 million and $1,414 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual real estate secured receivables held for investment at September 30, 2013 increased modestly as compared with June 30, 2013 due to a decrease in re-age volumes on TDR Loans as discussed above. As compared with December 31, 2012, nonaccrual receivables held for investment decreased as a result of lower receivable levels, including the transfer of additional receivables to held for sale during the second and third quarters of 2013 and improvements in economic conditions. Nonaccrual receivables held for sale decreased as compared with June 30, 2013 primarily as a result of the sale of a pool of real estate secured receivables. The increase in nonaccrual receivables held for sale as compared with December 31, 2012 reflects the transfer of additional receivables to held for sale during the second and third quarters of 2013 as well as an increase during the first nine months of 2013 in the fair value of real estate secured receivable held for sale as previously discussed which impacts the carrying value of these receivables.
The following table below summarizes TDR Loans and TDR Loans that are held for sale, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, that are shown as nonaccrual receivables in the table above.

	September 30, 2013	June 30, 2013	December 31, 2012
	(in millions)
Real estate secured	$3,484	$3,528	$3,510
Personal non-credit card	—	—	67
Total	$3,484	$3,528	$3,577
See Note 4, “Receivables,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.

HSBC Finance Corporation

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
Since January 2007, we have cumulatively modified and/or re-aged approximately 395 thousand real estate secured loans with an aggregate outstanding principal balance of $45.4 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below. The following table provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

Status as of September 30, 2013:	Number of Loans	Based on Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	31%	29%
30- to 59-days delinquent	5	5
60-days or more delinquent	14	19
Paid-in-full	12	12
Charged-off, transferred to real estate owned or sold	38	35
	100%	100%
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

HSBC Finance Corporation

	Number of Accounts(1)	Outstanding Receivable Balance (1)(3)
	(accounts are in thousands)	(dollars are in millions)
September 30, 2013:
Collection re-age only	108.8	$8,653
Modification only	8.8	862
Modification re-age	93.9	10,010
Total loans modified and/or re-aged(2)	211.5	$19,525
June 30, 2013:
Collection re-age only	111.5	$8,875
Modification only	9.4	929
Modification re-age	98.7	10,478
Total loans modified and/or re-aged(2)	219.6	$20,282
December 31, 2012:
Collection re-age only	115.3	$9,129
Modification only	10.9	1,033
Modification re-age	105.4	10,649
Total loans modified and/or re-aged(2)	231.6	$20,811

(1)
See Note 4, “Receivables,” in the accompanying consolidated financial statements for additional information describing modified and /or re-aged loans which are accounted for as trouble debt restructurings.

(2)
The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of September 30, 2013, June 30, 2013 and December 31, 2012 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
September 30, 2013:
Collection re-age only	66%	10%	24%	65%	11%	24%
Modification only	77	3	20	79	3	18
Modification re-age	56	9	35	57	9	34
Total loans modified and/or re-aged	62%	9%	29%	61%	10%	29%
June 30, 2013:
Collection re-age only	68%	9%	23%	68%	10%	22%
Modification only	76	3	21	78	3	19
Modification re-age	58	8	34	58	9	33
Total loans modified and/or re-aged	64%	8%	28%	63%	9%	28%
December 31, 2012:
Collection re-age only	67%	9%	24%	68%	10%	22%
Modification only	74	3	23	80	3	17
Modification re-age	55	8	37	60	9	31
Total loans modified and/or re-aged	62%	8%	30%	65%	9%	26%

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

HSBC Finance Corporation

The following table provides additional information regarding real estate secured modified and/or re-aged loans during the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in millions)
Balance at beginning of period	$20,282	$20,811
Additions due to an account management action(1)	220	749
Payments(2)	(335)	(909)
Net charge-offs	(235)	(996)
Transfer to real estate owned	(164)	(432)
Receivables held for sale that have subsequently been sold	(349)	(535)
Change in lower of amortized cost or fair value on receivables held for sale	106	837
Balance at end of period	$19,525	$19,525

(1)	Includes collection re-age only, modification only, or modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.
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

HSBC Finance Corporation

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
The following table summarizes loans modified during the nine months ended September 30, 2013 and 2012, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Nine months ended September 30, 2013	9.6	$1.3
Nine months ended September 30, 2012	15.6	2.2

(1)	Includes all loans modified during the nine months ended September 30, 2013 and 2012 regardless of whether the loan was also re-aged.

(2)
If qualification criteria are met, loan modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification in an annual period.

A primary tool used during account modification involves modifying the monthly payment through lowering the rate on the loan on either a temporary or permanent basis. The following table summarizes the weighted-average contractual rate reductions and the average amount of payment relief provided to customers that entered an account modification (including receivables currently classified as held for sale) for the first time during the quarter indicated. The average payment relief provided on modifications has increased due to modification program enhancements which have resulted in a lower overall volume of modifications as we seek to achieve a better balance between economics and customer-driven variables.

	Quarter Ended
	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	410	383	351	342	341
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	31.8%	29.4%	26.3%	25.7%	25.7%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which totaled $843 million, $872 million and $917 million at September 30, 2013, June 30, 2013 and December 31, 2012, respectively.
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

HSBC Finance Corporation

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
Re-age Table(1)(2)

	September 30, 2013	June 30, 2013	December 31, 2012
Never re-aged	44.7%	44.9%	47.9%
Re-aged:
Re-aged in the last 6 months(3)	9.3	10.3	10.4
Re-aged in the last 7-12 months(3)	10.5	10.7	9.6
Previously re-aged beyond 12 months	35.5	34.1	32.1
Total ever re-aged	55.3	55.1	52.1
Total	100.0%	100.0%	100.0%
Re-aged by Product(1)(2)

	September 30, 2013		June 30, 2013		December 31, 2012
	(dollars are in millions)
Real estate secured	$18,017	55.3%	$18,798	55.1%	$19,340	53.8%
Personal non-credit card	—	—	—	—	1,069	33.6
Total	$18,017	55.3%	$18,798	55.1%	$20,409	52.1%

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

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At September 30, 2013, June 30, 2013 and December 31, 2012, the unpaid principal balance of re-ages without receipt of a payment totaled $685 million, $733 million and $760 million, respectively.

(3)
During the nine months ended September 30, 2013 and 2012, approximately 65 percent and 60 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent.

At September 30, 2013, June 30, 2013 and December 31, 2012, $5,090 million (28 percent of total re-aged loans in the Re-age Table), $5,150 million (27 percent of total re-aged loans in the Re-age Table) and $5,083 million (25 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
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
Because we primarily lend to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at September 30, 2013 or December 31, 2012. The following table reflects the percentage of consumer receivables by state which individually account for 5 percent or greater of our portfolio.

	Percentage of Receivables at		Percentage of Receivables at
	September 30, 2013		December 31, 2012
	Real Estate Secured	Total	Real Estate Secured	Personal Non-Credit Card	Total
California	9.4%	9.4%	9.4%	4.5%	9.0%
New York	7.4	7.4	7.4	6.8	7.4
Pennsylvania	6.2	6.2	6.2	7.0	6.3
Florida	5.9	5.9	5.8	5.8	5.8
Ohio	5.5	5.5	5.5	6.5	5.6
Virginia	5.1	5.1	5.3	3.1	5.1

Liquidity and Capital Resources

HSBC Related Funding  We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC's operations in the United States.
Due to affiliates totaled $8,965 million and $9,089 million at September 30, 2013 and December 31, 2012, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
We have a $1.5 billion uncommitted secured credit facility from HSBC Bank USA, a $2.0 billion committed credit facility and a $4.0 billion uncommitted credit facility from HSBC USA Inc. At September 30, 2013 and December 31, 2012, there was a total of $3.0 billion and $2.0 billion, respectively, outstanding under the $4.0 billion credit facility. There were no balances outstanding at September 30, 2013 or December 31, 2012 under the other credit facilities. At September 30, 2013 and December 31, 2012, we also have a credit facility totaling $100 million with an HSBC affiliate to provide funding for corporate purposes.
In February 2012, HSBC North America extended to us a $455 million, 364-day uncommitted revolving credit facility. In January 2013, the facility was extended until January 2014. As of September 30, 2013 and December 31, 2012, there were no amounts outstanding under this credit facility.
We have derivative contracts with a notional amount of $18.9 billion, or approximately 99.6 percent of total derivative contracts, outstanding with HSBC affiliates at September 30, 2013 and $26.0 billion, or approximately 99.7 percent at December 31, 2012.
Short-Term Investments  Securities purchased under agreements to resell totaled $6,196 million and $2,160 million at September 30, 2013 and December 31, 2012, respectively. Securities purchased under agreements to resell increased as compared with December 31, 2012 as a result of the proceeds from the sale of our personal non-credit card receivable portfolio on April 1, 2013, the sale of various pools of real estate secured receivables, $1.0 billion funding received from HSBC USA Inc. during the third quarter of 2013, the run-off of our liquidating receivable portfolios, the sale of REO properties and a requirement to post collateral with us under our derivative agreements, partially offset by the retirement of long term debt.
Interest bearing deposits with banks totaled $1,371 million at December 31, 2012. As previously discussed in August 2013, we completed the surrender of the national bank charter of HSBC Bank Nevada to the OCC. As a result, during the third quarter of 2013 we liquidated our interest bearing deposits with banks and invested it in securities purchased under agreements to resell.

HSBC Finance Corporation

Long-Term Debt decreased to $23,707 million at September 30, 2013 from $28,426 million at December 31, 2012. The following table summarizes maturities of long-term debt at September 30, 2013, including secured financings, conduit facility renewals and capital lease obligations:

(in millions)
2013	$2,885
2014	3,934
2015	6,728
2016	5,443
2017	1,734
Thereafter	2,983
Total	$23,707
The following table summarizes issuances and repayments of long-term debt for continuing operations during the nine months ended September 30, 2013 and 2012:

Nine Months Ended September 30,	2013	2012
	(in millions)
Long-term debt issued	$—	$—
Repayments of long-term debt	(4,324)	(9,472)
Net long-term debt retired from continuing operations	$(4,324)	$(9,472)
At December 31, 2012, we had a third-party back-up line of credit totaling $2.0 billion principally to support our commercial paper program which we terminated in 2012. We eliminated this third-party back-up line of credit in 2013. As discussed above, at September 30, 2013 and December 31, 2012, we also have a credit facility totaling $100 million with HSBC affiliates to provide funding for corporate purposes.
During the third quarter of 2012, we called $512 million of senior long-term debt. This transaction was funded through a $512 million loan agreement with HSBC USA Inc. which matures in September 2017. At September 30, 2013 and December 31, 2012, $512 million was outstanding under this loan agreement.
During the second quarter of 2011, we entered into a $600 million loan agreement with HSBC North America which provided for three $200 million borrowings with maturities between 2034 and 2035. As of September 30, 2013 and December 31, 2012, $600 million was outstanding under this loan agreement.
During 2011, the shelf registration statement, under which we have historically issued long-term debt, expired and we chose not to renew it. Third-party long-term debt is not currently a source of funding for us given the run-off nature of our business subsequent to the sale of our Card and Retail Services business as previously discussed.
Secured financings of $2,486 million at September 30, 2013 are secured by $4,494 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $2,878 million at December 31, 2012 were secured by $4,898 million of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars all foreign-denominated notes previously issued.
We use derivatives for managing interest rate and currency risk and have received loan commitments from third parties and affiliates, but we do not otherwise enter into off balance sheet transactions.
Common Equity  During the nine months ended September 30, 2013, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
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

HSBC Finance Corporation

The following table summarizes selected capital ratios:

	September 30, 2013	December 31, 2012
Tangible common equity to tangible assets(1)	12.68%	9.87%
Common and preferred equity to total assets	16.42	13.05

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

2013 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2013:

	Actual Jan. 1 through Sept. 30, 2013	Estimated October 1 through December 31, 2013			Estimated Full Year 2013
	(in billions)
Funding needs:
Term debt maturities	$5	$2	-	3	$7	-	8
Secured financing maturities	—	1	-	1	1	-	1
Litigation bond	—	1	-	1	1	-	1
Total funding needs	$5	$4	-	5	$9	-	10
Funding sources:
Net asset attrition(1)	$2	$1	-	1	$3	-	3
Liquidation (purchases) of short-term investments	(3)	4	-	4	1	-	1
Asset sales and transfers	4	—	-	1	4	-	5
HSBC and HSBC subsidiaries, including capital infusions	1	—	-	—	1	-	1
Other(2)	1	(1)	-	(1)	—	-	—
Total funding sources	$5	$4	-	5	$9	-	10

(1)	Net of receivable charge-offs.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.
For the remainder of 2013, the combination of cash generated from operations including balance sheet attrition, funding from affiliates and asset sales will generate the liquidity necessary to meet our maturing debt obligations.
We had previously estimated the funding need for a litigation bond to be in the range of $3.0 to $4.0 billion. We have evaluated alternative structures to secure a stay of execution of the $2.5 billion partial final judgment entered by the court on October 17, 2013 involving the Jaffe litigation pending appeal of that judgment and determined the most efficient option is to obtain a third party surety bond. As a result, we expect the litigation bond funding need and funding sources involving HSBC subsidiaries borrowings and short-term investment liquidations will be reduced as shown in the table. The remaining litigation bond funding need estimate of $1.0 billion contemplates the potential for an additional Jaffe litigation judgment which may involve the posting of cash depending upon the economic circumstances present at that time. See Note 15, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for additional information.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the nine months ended September 30, 2013 should not be considered indicative of the results for any future period.
Fair Value Hierarchy  Accounting principles related to fair value measurements establish a fair value hierarchy structure that prioritizes the inputs to valuation techniques used to determine the fair value of an asset or liability (the “Fair Value Framework”). The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that

HSBC Finance Corporation

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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At September 30, 2013 and December 31, 2012, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $3,816 million and $6,203 million, respectively. At September 30, 2013 and December 31, 2012, we had no Level 3 assets in our continuing operations recorded at fair value on a recurring basis.
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
Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013 and 2012.
Transfers Between Level 2 and Level 3 Measurements  Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or

•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.
There were no available-for-sale securities for continuing operations reported as Level 3 at September 30, 2013 or December 31, 2012 as we liquidated our remaining securities available-for-sale portfolio during the first quarter of 2013. During the three months

HSBC Finance Corporation

ended March 31, 2013, we transferred our personal non-credit card receivable portfolio held for sale from Level 3 to Level 2. During the three months ended September 30, 2013 we transferred $901 million of real estate secured receivables held for sale from Level 3 to Level 2. These real estate secured receivables were sold on October 1, 2013. We did not have any transfers into or out of Level 3 classifications during the three months ended September 30, 2013. We did not have any transfer into or out of Level 3 classifications in our continuing operations during the three and nine months ended September 30, 2012.
See Note 14, “Fair Value Measurements,” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

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
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most derivative agreements, both with non-affiliated and affiliated parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. The fair value of our agreements with a non-affiliate counterparty has not required us or the non-affiliate to provide collateral at September 30, 2013 or December 31, 2012. The fair value of our agreements with an affiliate counterparty required the affiliate to provide collateral to us of $818 million and $75 million at September 30, 2013 and December 31, 2012, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.
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
In January 2013, the Bank for International Settlements, Basel Committee on Banking Supervision (the "Basel Committee"), issued revised Basel III liquidity rules and HSBC North America is in the process of evaluating the Basel III framework for liquidity risk management. The framework consists of two liquidity metrics: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to survive a significant stress scenario lasting 30 days, and the

HSBC Finance Corporation

net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities.
In October 2013, the Federal Reserve Board, the OCC and the FDIC issued for public comment a rule to introduce a quantitative liquidity requirement in the United States, applicable to certain large banking institutions, including HSBC North America. The LCR proposed by the Federal Reserve Board is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the proposal, U.S. institutions would begin the LCR transition period on January 1, 2015 and would be required to be fully compliant by January 1, 2017, as opposed to the Basel Committee's requirement to be fully compliant by January 1, 2019. The Federal Reserve Board's Proposed rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. Banking regulators may make further changes and the U.S. regulators are expected to issue a proposed rulemaking implementing the NSFR in advance of its scheduled global implementation in 2018.
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
The following table summarizes our credit ratings at September 30, 2013 and December 31, 2012:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
As of September 30, 2013:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Short-term borrowings	A-1	P-2	F1
Series B preferred stock	BBB+	Baa3	-
As of December 31, 2012:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Short-term borrowings	A-1	P-2	F1
Series B preferred stock	BBB+	Baa3	-
As of September 30, 2013, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
Separately, in August 2013, Moody's Investor Service ("Moody's") announced that they had completed their review for the debt securities issued by our secured financing trust. As a result of this review, 10 tranches were downgraded, generally by one notch, as a result of recent performance of the underlying pools and errors in the cash flow models previously used by Moody's in rating these securities. Additionally, two tranches were upgraded one notch and the ratings of the remaining 36 tranches were reaffirmed.
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
We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps. Our financial statements are affected by movements in exchange rates on our foreign currency denominated debt, movements in exchange rates between

HSBC Finance Corporation

the Great Britain pound and the U.S. dollar related to certain legacy assets maintained in Ireland prior to the closure of this foreign legal entity as well as movements in exchange rates between the Canadian dollar and the U.S. dollar related to specialty insurance products offered in Canada prior to the sale of our Insurance business on March 29, 2013.
There has been no significant change in our approach to market risk management since December 31, 2012.
Interest rate risk  HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At September 30, 2013 and December 31, 2012, our absolute PVBP limit was $3.5 million, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at September 30, 2013 and December 31, 2012 dictated that the value of the balance sheet could not increase or decrease by more than $3.5 million.
The following table shows the components of our absolute PVBP position at September 30, 2013 and December 31, 2012 broken down by currency risk:

	September 30, 2013	December 31, 2012
	(in millions)
USD	$1.394	$1.566
JPY	.009	.010
Absolute PVBP risk(1)	$1.403	$1.576

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

	September 30, 2013	December 31, 2012
	(in millions)
Increase (decrease) in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$6	$(2)
Increase (decrease) in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	(1)	(1)
The increase in net interest income following a hypothetical rate rise and increase in net interest income following a hypothetical rate fall as compared with December 31, 2012 reflect updates of economic stress scenarios including housing price index assumptions, regular adjustments of asset and liability behavior assumptions, updates of economic stress scenarios including housing price index assumptions, and model enhancements, sale of the personal non-credit card receivable portfolio and real estate secured receivable pools and termination of nonqualifying hedges.
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

HSBC Finance Corporation

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
IFRSs Segment Results A non-U.S. GAAP measure of reporting results in accordance with IFRSs. For a reconciliation of IFRSs results to the comparable owned basis amounts, see Note 12, “Business Segments,” to the accompanying consolidated financial statements.
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
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures The following table provides a reconciliation for selected equity ratios:

	September 30, 2013	December 31, 2012
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$5,155	$4,530
Exclude:
Fair value option adjustment	(104)	(182)
Unrealized (gains) losses on cash flow hedging instruments	119	358
Postretirement benefit plan adjustments, net of tax	25	26
Unrealized (gains) losses on investments and interest-only strip receivables	—	(116)
Tangible common equity	$5,195	$4,616
Tangible shareholders’ equity:
Tangible common equity	$5,195	$4,616
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000
Tangible shareholders’ equity	$7,770	$7,191
Tangible assets:
Total assets	$40,979	$46,778
Exclude:
Derivative financial assets	—	—
Tangible assets	$40,979	$46,778
Equity ratios:
Common and preferred equity to total assets	16.42%	13.05%
Tangible common equity to tangible assets	12.68	9.87
Tangible shareholders’ equity to tangible assets	18.96	15.37

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION
Item 1.    Legal Proceedings.

See “Litigation and Regulatory Matters” in Note 15, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 46 for our legal proceedings disclosure, which is incorporated herein by reference.

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
HSBC has 13 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. HSBC continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Repayments have been received under a number of the loans during the third quarter of 2013.

HSBC Finance Corporation

Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. In the third quarter of 2013, the repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
In 2002, HSBC provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency and is administered under license from the relevant European Government. No repayments were made under this loan in the third quarter of 2013.
HSBC also maintains sub-participations in five loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy, The Netherlands, France, and Spain. The repayments due under the sub-participations were not received during the third quarter of 2013, and claims are being processed and settled by the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to HSBC generated by these loans in repayment for the third quarter of 2013, which includes interest and fees, was approximately $415,000. Estimated net profit for HSBC during the third quarter of 2013 was approximately $269,000. While HSBC intends to continue to seek repayment, it does not intend to extend any new loans.
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
HSBC has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. One was canceled during the third quarter of 2013.
There was no measurable gross revenue or net profit generated by this activity in the third quarter of 2013. HSBC is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Check clearing Certain Iranian banks sanctioned by the United States continue to participate in official clearing systems in the U.A.E., Bahrain, Oman, Lebanon, Qatar, and Turkey. HSBC has a presence in these countries and, as such, participates in the clearing systems. The Iranian banks participating in the clearing systems vary by location and include Bank Saderat, Bank Melli, Future Bank, and Bank Mellat. HSBC has implemented automated and manual controls in order to preclude settling check transactions with these institutions. There was no measurable gross revenue or net profit generated by this activity in the third quarter of 2013.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
HSBC maintains a frozen account in the U.K. for an Iranian-owned, FSA-regulated financial institution. In April 2007, the U.K. government issued a license to allow HSBC to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. There was some licensed activity in the third quarter of 2013.

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

•
In 2010, HSBC closed its representative office in Iran. HSBC maintains a local account with a U.S.-sanctioned Iranian bank in Tehran in order to facilitate residual activity related to the closure. During the third quarter of 2013, HSBC used this account to pay tax equivalent to approximately $20,000 to Iran's Social Security Organization. HSBC has been authorized by the U.S. Government (and by relevant non-U.S. regulators) to make these types of payments in connection with the liquidation and deregistration of the representative office in Tehran, and anticipates making the last of such payments by early 2014.

Estimated gross revenue to HSBC for the third quarter of 2013 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was $41,880. HSBC does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. HSBC intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.

HSBC Finance Corporation

2013 Activity related to U.S. Executive Order 13224 HSBC maintained a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the third quarter of 2013 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated to HSBC in the third quarter of 2013.
HSBC previously reported that it was closing the U.K. account of an individual sanctioned under Executive Order 13224. That individual has been sanctioned by the U.K. and U.N. Security Council, but was delisted in 2012. The account was closed during the second quarter, and the account balance was returned to the individual. There was no measurable gross revenue or net profit generated to HSBC in the second or third quarters of 2013.
HSBC holds a frozen account for an individual who was designed under Executive Order 13224 during the second quarter. Subsequent to designation and prior to the freezing of the account in the second quarter, there were several transactions. Estimated gross revenue in the second quarter of 2013 was approximately $250. There has been no activity in the third quarter and no measurable gross revenue or net profit generated.
2013 Activity related to U.S. Executive Order 13382 HSBC held an account for a customer in the United Arab Emirates that was sanctioned under Executive Order 13382 in the second quarter of 2013. The account was closed in the third quarter of 2013, and the funds were moved into unclaimed balances. There was no measurable gross revenue or net profits generated to HSBC in the third quarter of 2013.
Frozen accounts and transactions HSBC maintains several accounts that are frozen under relevant sanctions programs and on which no activity, other than the posting of nominal amounts of interest, took place during the third quarter of 2013. In the third quarter of 2013, HSBC also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to HSBC.

Item 6.    Exhibits and Financial Statement Schedules.

Exhibits included in this Report:

10.2	Service Agreement between HSBC Finance Corporation and Patrick J. Burke, dated July 5, 2013.
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)
This exhibit shall not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

(2)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Index

Account management policies and practices 79	Fair value measurements:
Assets:	assets and liabilities recorded at fair value on a recurring basis 43
by business segment 39	assets and liabilities recorded at fair value on a non-recurring basis 44
fair value of financial assets 42	fair value adjustments 41
fair value measurements 40	financial instruments 41
nonperforming 17, 78	hierarchy 86
Balance sheet (consolidated) 5	transfers into/out of Level 1 and Level 2 44, 87
Basel III 30, 64, 88	transfers into/out of Level 2 and Level 3 44, 87
Basis of reporting 56	valuation control framework 41
Business:	valuation techniques 45
consolidated performance review 54	Financial highlights metrics 55
focus 53	Financial liabilities:
Capital:	designated at fair value 24
2013 funding strategy 86	fair value of financial liabilities 42
common equity movements 85	Forward looking statements 52
consolidated statement of changes 6	Funding 56, 84
selected capital ratios 85	Gain (loss) from debt designated at fair value and related derivatives 24, 64
Cash flow (consolidated) 7	Geographic concentration of receivables 84
Cautionary statement regarding forward-looking statements 52	Impairment:
Compliance risk 91	credit losses 18, 62
Consumer business segment 38, 69	nonaccrual receivables 13, 78
Controls and procedures 93	nonperforming assets 17, 78
Credit quality 72	Income taxes 67
Credit risk:	Interest income:
concentration 84	net interest income 61
management 88	sensitivity 90
Current environment 52	Interest rate risk 90
Derivatives:	Key performance indicators 55
cash flow hedges 28	Legal proceedings 46, 93
fair value hedges 27	Liabilities:
income (expense) 63	financial liabilities designated at fair value 24
non-qualifying hedges 29	lines of credit 84
notional amount 30	long-term debt 85
Discontinued operations 9	Liquidity and capital resources 84
Equity:	Liquidity risk 88
consolidated statement of changes 6	Litigation and regulatory matters 46, 93
ratios 86	Loans and advances - see Receivables
Estimates and assumptions 9	Loan impairment charges - see Provision for credit losses
Executive overview 52

HSBC Finance Corporation

Market risk 89	Repurchase liability 48, 65
Market turmoil - see Current environment	Reputational risk 91
Model risk 91	Results of operations 61
Mortgage lending products 12, 58	Risk elements in the loan portfolio by product 84
Net interest income 61	Risk management:
New accounting pronouncements 51	credit 88
Operating expenses 66	compliance 91
Operational risk 90	interest rate 90
Other revenues 63	liquidity 88
Pension and other postretirement benefits 34	market 89
Pension risk 91	model 91
Performance, developments and trends 54	operational 90
Profit (loss) before tax:	pension 91
by segment - IFRSs basis 39	reputational 91
consolidated 3	security and fraud 91
Provision for credit losses 18, 62	strategic 91
Ratios:	Securities 12
capital 86	Security and fraud risk 91
charge-off (net) 77	Segment results - IFRSs basis:
credit loss reserve related 73	consumer 39, 69
delinquency 76	overall summary 68
earnings to fixed charges - Exhibit 12	Selected financial data 55
efficiency 67	Sensitivity:
financial 55	projected net interest income 90
Re-aged receivables 83	Statement of cash flows 7
Real estate owned 59	Statement of changes in shareholders' equity 6
Receivables:	Statement of comprehensive income (loss) 4
by category 12, 58	Statement of income (loss) 3
by charge-off (net) 77	Strategic initiatives and focus 53
by delinquency 76	Strategic risk 91
geographic concentration 84	Table of content 2
held for sale 19, 53	Tangible common equity to tangible assets 86
modified and/or re-aged 80	Taxes 67
nonaccrual 13, 78	Troubled debt restructures 14, 74
overall review 58	Variable interest entities 40
risk concentration 84
troubled debt restructures 14, 74
Reconciliation of Non-U.S. GAAP financial measures to U.S. GAAP financial measures 92
Reconciliation of U.S. GAAP results to IFRSs 57
Related party transactions 34

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:    November 4, 2013

HSBC FINANCE CORPORATION

By:	/s/ MICHAEL A. REEVES
Michael A. Reeves
Executive Vice President
and Chief Financial Officer

HSBC Finance Corporation

Exhibit Index

10.2	Service Agreement between HSBC Finance Corporation and Patrick J. Burke, dated July 5, 2013.
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)
This exhibit shall not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

(2)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.