Form 10-K
period 2013-12-31
HSBC Finance Corp
filed 2014-02-24
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of February 21, 2014, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC Finance Corporation

Form 10-K

HSBC Finance Corporation

PART I

Item 1.	Business.

Organization History and Acquisition by HSBC

HSBC Finance Corporation is a corporation organized under the laws of the State of Delaware and is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC” and together with its subsidiaries and affiliates, "HSBC Group"). HSBC Finance Corporation, which traces its origin to 1878, operated as a consumer finance company under the name Household Finance Corporation for most of its history. Its principal business is to act as a holding company for its subsidiaries. In this Form 10-K, HSBC Finance Corporation and its subsidiaries are referred to as “we,” “us” or “our.”

HSBC North America Operations
HSBC North America is the holding company for HSBC’s operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2013 were HSBC Finance Corporation, HSBC USA Inc. (“HSBC USA”), a U.S. bank holding company, HSBC Markets (USA) Inc. ("HMUS"), a holding company for certain global banking and markets subsidiaries, and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America and the HSBC Group. HSBC USA’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, “HSBC Bank USA”). Under the oversight of HSBC North America, HSBC Finance Corporation works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has historically been demonstrated by a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in HSBC Finance Corporation’s debt and preferred securities. HSBC Securities (USA) Inc. ("HSI"), a registered broker dealer and a subsidiary of HMUS, historically led or participated as underwriter of domestic issuances of HSBC Finance Corporation’s term debt and asset-backed securities. While HSBC Finance Corporation has not received advantaged pricing, underwriting fees and commissions paid to HSI historically have benefited the HSBC Group.

HSBC Finance Corporation Operations
HSBC Finance Corporation's subsidiaries historically provided lending products to consumers in the United States. HSBC Finance Corporation has historically been the principal fund raising vehicle for the operations of its subsidiaries. Our lending products included real estate secured, personal non-credit card and auto finance receivables, as well as credit card and private label credit card and tax refund anticipation loans and related products, all of which we no longer originate. Since the completion of the sale of our Insurance operations on March 29, 2013, all of our remaining operations are in run-off. Because our segment results are reported on a continuing operations basis, we have one reportable segment: Consumer.
As discussed more fully under “Discontinued Operations” below and in Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements, our Insurance, Card and Retail Services, Auto Finance, Taxpayer Financial Services and Commercial businesses are reported as discontinued operations and are not included in our segment presentation.
With the completion of the sales of our Card and Retail Services business in May 2012 and our Insurance business in March 2013, our corporate and treasury activities solely support our Consumer segment. As a result, beginning in 2013 we now report these activities within the Consumer Segment and no longer report an "All Other" caption within segment reporting.
We report financial information to our parent, HSBC, in accordance with International Financial Reporting Standards (“IFRSs”). As a result, our segment results are presented on an IFRSs basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. For additional financial information relating to our business and reportable segment as well as a summary of the significant differences between U.S. GAAP and IFRSs as they impact our results, see Note 18, “Business Segments,” in the accompanying consolidated financial statements.

HSBC Finance Corporation

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
In late February 2009, we decided to discontinue all originations by our Consumer Lending business. Under the HFCTM and BeneficialTM brands and the HSBC Credit Centers, our Consumer Lending business offered secured and unsecured loan products, such as first and second lien closed-end mortgage loans, open-end home equity loans and personal non-credit card loans through branch offices and direct mail. The bulk of the mortgage lending products originated in the branch network were for refinancing and debt consolidation rather than home purchases. We continue to service the remaining portfolio as it runs off while helping qualifying customers in need of assistance with appropriate loan modifications and other account management programs.
Prior to the first quarter of 2007 when we ceased new purchase activity, our Mortgage Services business purchased non-conforming first and second lien real estate secured loans from a network of unaffiliated third party lenders (i.e. correspondents) based on our underwriting standards. Our Mortgage Services business included the operations of Decision One Mortgage Company, LLC (“Decision One”), which historically originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers, including Mortgage Services. As a result of the deterioration in the subprime mortgage lending industry, in September 2007 we announced that Decision One originations would cease. We continue to service the remaining Mortgage Services portfolio as it runs off.
As described more fully in Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements, we have been engaged in an on-going evaluation of our balance sheet taking into consideration our liquidity, capital and funding requirements as well as capital requirements of HSBC. As part of this on-going evaluation, we adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due).
During 2013, we sold real estate secured receivables in multiple transactions to a third-party investor with an aggregate unpaid principal balance of $5,685 million (aggregate carrying value of $3,127 million) at the time of sale, which included $4,561 million (aggregate carrying value of $2,493 million) that was sold during the fourth quarter of 2013. Aggregate cash consideration received for these real estate secured receivables totaled $3,131 million.
We expect that remaining real estate secured receivables held for sale at December 31, 2013 will be sold in multiple transactions generally over the next 15 months, or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold.
On April 1, 2013, we also sold our personal non-credit card receivable portfolio with an aggregate unpaid principal balance of $3,760 million (aggregate carrying value of $2,947 million) at March 31, 2013 to trusts for which affiliates of Springleaf Finance, Inc. ("Springleaf"), Newcastle Investment Corp. and Blackstone Tactical Opportunities Advisors L.L.C. are the sole beneficiaries (collectively, the "Purchasers") for cash consideration of $2,964 million. Additionally, on September 1, 2013, we sold a loan servicing facility and related assets located in London, Kentucky to Springleaf and transferred to the Purchasers over 200 employees who had performed servicing activities for our personal non-credit card and other receivables. See Note 7, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.
At December 31, 2013, our Consumer Lending and Mortgage Servicing businesses had real estate secured receivables, including receivables held for sale, with a carrying value of $28,631 million, of which $2,047 million are classified as held for sale. Approximately 90 percent of our total real estate secured receivables are fixed rate loans and 89 percent are in a first lien position.
Discontinued Operations
Insurance On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries to Enstar Group Ltd. ("Enstar"). See the “2013 Events” section of Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for further details of this sale.
Card and Retail Services  On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value. Under the terms of the agreement, interests in facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard,

HSBC Finance Corporation

Oregon were sold or transferred to Capital One, although we entered into site-sharing arrangements for certain of these locations for a period of time. The majority of the employees in our Card and Retail Services business transferred to Capital One.
Other We sold our auto finance servicing operations, including all related assets and in 2010 and discontinued tax refund anticipation loans in 2011. Both are reported in discontinued operations.

Funding
Our primary sources of funding in 2013 were proceeds from sales of pools of real estate secured receivables and our personal non-credit card receivable portfolio, proceeds from the sale of our Insurance operations, cash generated from operations including loan payments and pay-offs, REO sales proceeds and loans from HSBC affiliates. During the second quarter of 2012, we ceased new commercial paper issuances and completed the wind-down of our commercial paper program prior to December 31, 2012. During 2011, the shelf registration statement under which we have historically issued long-term debt expired and we chose not to file a new shelf registration statement. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business. HSBC North America continues to review the composition of its capital structure following the adoption by the U.S. banking regulators of the final rules implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision, which were effective as of January 1, 2014. We anticipate replacing instruments whose treatment is less favorable under the new rules with Basel III compliant instruments. Any required funding has been integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA, or through direct support from HSBC or its affiliates.
A detailed description of our sources of funding of our operations is set forth in the “Liquidity and Capital Resources” section of the MD&A.
We use the cash generated by these funding sources to fund our operations, service our debt obligations and pay dividends to our preferred stockholders.

Employees and Customers
At December 31, 2013, we had approximately 2,200 employees. In March 2013, we transferred over 200 employees to Enstar in connection with the completion of the sale of our Insurance business. Additionally, on September 1, 2013 we transferred over 200 employees to Springleaf, Newcastle Investment Corp. and Blackstone Tactical Opportunities Advisors L.L.C. with the completion of the sale of a loan servicing facility.
At December 31, 2013, we had approximately 358,000 accounts related to customers with outstanding receivable balances. We have significant concentrations of consumer receivables (including receivables held for sale) for continuing operations customers in California ($2,697 million), New York ($1,980 million), Pennsylvania ($1,758 million), Ohio ($1,727 million), Florida ($1,544 million) and Virginia ($1,470 million).

Regulation and Competition
Regulation
Consumer Regulation  We operate in a highly regulated environment. In addition to the establishment of the Consumer Financial Protection Bureau (the"CFPB") and the other consumer related provisions of the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act" or "Dodd-Frank") described below, our business is subject to laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending industry through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing activities. We are also subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that may be charged on a loan, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. For consumer loans still being serviced by HSBC Finance Corporation, certain consumer finance subsidiaries and affiliated entities assisting with this servicing are generally licensed by state regulatory bodies in the jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of

HSBC Finance Corporation

our licensed entities to collect or enforce loan agreements made with consumers and may cause these subsidiaries to be liable for damages and penalties.
Due to the turmoil in the mortgage lending markets, there has also been a significant amount of federal and state legislative and regulatory focus on this industry. There is increased regulatory oversight over residential mortgage lenders, including through state and federal examinations and periodic inquiries from state Attorneys General for information. Several regulators, legislators and other governmental bodies have promoted particular views of appropriate or “model” loan modification programs, suitable loan products and foreclosure and loss mitigation practices. We have developed a modification program that employs procedures which we believe are most responsive to our customers' needs and we continue to enhance and refine it as we deem appropriate. We also evaluate the results of our customer assistance efforts. We continue to be active in various home preservation initiatives through participation at local events sponsored by public officials, community leaders and consumer advocates.
In April 2011, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent Order”), and our affiliate, HSBC Bank USA, entered into a similar consent order with the Office of the Comptroller of the Currency ("OCC") (this consent order together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the foreclosure practice deficiencies described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required. The Servicing Consent Orders required an independent review of foreclosures (“the Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, is providing other assistance (e.g. loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2013, Rust Consulting, Inc., the paying agent, has issued almost all checks to eligible borrowers. See Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for further discussion.
Banking Institutions  HSBC North America is required to meet consolidated regulatory capital and liquidity requirements, including new or modified regulatory guidance, in accordance with current regulatory timelines. We will continue to support HSBC North America's compliance with U.S. regulatory requirements, therefore the results of broader regulatory change could impact the availability of funding for us.
In October 2013, the U.S. banking regulators published a final rule in the Federal Register implementing the Basel III capital framework in the U.S. (the “Basel III Final Rule”). The Basel III Final Rule phases in a complete replacement to the Basel I general risk-based capital rules, builds on the Advanced Approach of Basel II, incorporates certain changes to the market risk capital rules known as Basel 2.5, and implements certain other requirements of the Dodd-Frank Act. HSBC North America, as a banking organization subject to the Advanced Approach, became subject to the Basel III Final Rule as of January 1, 2014. Several of the provisions of the Basel III Final Rule will be phased in through 2019. Further increases in regulatory capital may be required in response to HSBC North America's implementation of the Basel III Final Rule.
In 2009, the Basel Committee proposed two minimum liquidity metrics for limiting risk: the liquidity coverage ratio (“LCR”), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio (“NSFR”), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The ratios are subject to an observation period and are expected to become established standards, subject to phase-in periods, by 2015 and 2018, respectively.
In October 2013, the Federal Reserve, the OCC and the Federal Deposit Insurance Corporation ("FDIC") issued for public comment a rule to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America. The LCR proposal is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the proposal, U.S. institutions would begin the LCR transition period on January 1, 2015 and would be required to be fully compliant by January 1, 2017, as opposed to the Basel Committee's requirement to be fully compliant by January 1, 2019. The LCR proposal does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the LCR and the NSFR. U.S. regulators are expected to issue a proposed rulemaking implementing the NSFR in advance of its scheduled global implementation in 2018.

HSBC Finance Corporation

It is anticipated that HSBC North America will meet these liquidity requirements prior to their formal introduction. The actual impact will be dependent on the specific final regulations issued by the U.S. regulators to implement these standards. We may need to change our liquidity profile to support compliance with any future final rules. We are unable at this time, however, to determine the extent of changes we will need to make to our liquidity position, if any.
In December 2012, the Federal Reserve proposed an enhanced framework for the supervision of the U.S. operations of non-U.S. banks, such as HSBC. The proposal would require certain large non-U.S. banks with significant operations in the United States to establish a single intermediate holding company to hold all of their U.S. bank and non-bank subsidiaries. The intermediate holding company would be subject to various prudential standards. HSBC currently operates in the United States through such an intermediate holding company structure (i.e., HSBC North America), and we do not expect the Federal Reserve's proposal to have a significant impact on our U.S. operations.
HSBC Finance Corporation will continue to support HSBC North America's compliance with U.S. regulatory capital requirements, including participation in HSBC North America's Comprehensive Capital Analysis and Review ("CCAR") stress testing and capital plan submission to the Federal Reserve and its implementation of the Basel III Final Rule. HSBC North America and HSBC Finance Corporation also continue to support HSBC’s implementation of the Basel III framework, as adopted by the UK Prudential Regulation Authority. We supply data regarding credit risk, operational risk and market risk to support HSBC’s regulatory capital and risk weighted asset calculations.
Deposit insurance for our credit card subsidiary, HSBC Bank Nevada, N.A. ("HSBC Bank Nevada"), terminated on June 30, 2013. On August 15, 2013, we merged HSBC Bank Nevada with and into HSBC Finance Corporation. HSBC Bank Nevada’s national bank charter was terminated effective that day.
As a result of our acquisition by HSBC, HSBC Finance Corporation and its subsidiaries became subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve. HSBC is a bank holding company under the U.S. Bank Holding Company Act of 1956, as amended (the “BHCA”) as a result of its ownership of HSBC Bank USA. On January 1, 2004, HSBC created a North American organization structure to hold all of its North America operations, including HSBC Finance Corporation and its subsidiaries. HSBC North America is also a bank holding company under the BHCA, by virtue of its ownership of HSBC Bank USA. HSBC and HSBC North America qualified as financial holding companies pursuant to the amendments to the BHCA effected by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). Under regulations implemented by the Federal Reserve, if any financial holding company, or any depository institution controlled by a financial holding company, ceases to meet certain capital or management standards, the Federal Reserve may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve may require divestiture of the holding company's depository institutions or its affiliates engaged in broader financial activities in reliance on the GLB Act if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, as amended (“CRA”), the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. As reflected in the agreement entered into with the OCC on December 11, 2012 (the “GLBA Agreement”), the OCC has determined that HSBC Bank USA is not in compliance with the requirements set forth in 12 U.S.C. § 24a(a)(2)(c) and 12 C.F.R. § 5.39(g)(1), which provide that a national bank and each depository institution affiliate of the national bank must be both well capitalized and well managed in order to own or control a "financial subsidiary", a subsidiary of a bank that also may engage in broader activities than subsidiaries of non-qualified banks. As a result, HSBC North America and its parent holding companies no longer meet the qualification requirements for financial holding company status, and may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC North America could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted on financial holding company status under the GLB Act. Similar consequences could result for financial subsidiaries of HSBC Bank USA that engage in activities in reliance on expanded powers provided for in the GLB Act. The GLBA Agreement requires HSBC Bank USA to take all steps necessary to correct the circumstances and conditions resulting in HSBC Bank USA's noncompliance with the requirements referred to above. HSBC Bank USA continues to take steps to satisfy the requirements of the GLBA Agreement.
HSBC North America is supervised and examined by the Federal Reserve Bank of Chicago. We are also regularly examined and reviewed by the Federal Reserve Bank of Chicago.
Financial Regulatory Reform  On July 21, 2010, the Dodd-Frank Act was signed into law. This legislation is a sweeping overhaul of the U.S. financial regulatory system. The new law is comprehensive and includes many provisions specifically relevant to our businesses and the businesses of our affiliates.

HSBC Finance Corporation

Oversight.  In order to promote financial stability in the U.S. financial system, the Dodd-Frank Act created a framework for the enhanced prudential regulation and supervision of financial institutions that are deemed to be "systemically important" to the U.S. financial system, including U.S. bank holding companies with consolidated assets of $50 billion or more, such as HSBC North America. This framework is subject to the general oversight of the Financial Stability Oversight Council ("FSOC"), an interagency coordinating body.The Federal Reserve has authority, in consultation with the FSOC, to take certain actions, including to preclude mergers, restrict financial products offered, restrict, terminate or impose conditions on activities or require the sale or transfer of assets against any systemically important bank holding company that is found to pose a grave threat to financial stability. The FSOC is supported by the Office of Financial Research (“OFR”) which will impose data reporting requirements on financial institutions. The cost of operating both the FSOC and OFR is paid for through an assessment on large bank holding companies, which began in July 2012.
Increased Prudential Standards.  In addition to the increased capital, liquidity and other enhanced prudential and structural requirements described above, large international banks, such as HSBC (generally with regard to its U.S. operations), are required to file resolution plans describing what strategy would be followed to resolve the institution in the event of significant financial distress. The failure to cure deficiencies in a resolution plan would enable the Federal Reserve and the FDIC, acting jointly, to impose more stringent prudential limits or require the divestiture of assets or operations. There are also provisions in Dodd-Frank that relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.
Affiliate Transaction Limits.  In relation to requirements for bank transactions with affiliates, beginning in July 2012 the current quantitative and qualitative limits on bank credit transactions with affiliates also includes credit exposure related to repurchase agreements, derivatives and securities lending/borrowing transactions. This provision may limit the use of intercompany transactions between HSBC Bank USA and us which may impact our current funding, hedging and overall risk management strategies.
Derivatives Regulation.  The Dodd-Frank Act has numerous provisions addressing derivatives. Title VII of the Dodd-Frank Act imposes a comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default, equity, foreign exchanges and interest rate swaps. Many of the most significant provisions have been recently implemented or are expected to come into effect during 2014.
Consumer Regulation.  The Dodd-Frank Act created the CFPB with a broad range of powers to administer and enforce a new federal regulatory framework of consumer financial regulation, including the authority to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. The CFPB has the authority to issue regulations to prevent unfair, deceptive or abusive practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers. We are subject to CFPB examination and regulation.
With respect to certain laws governing the provision of consumer financial products by national banks such as our affiliate HSBC Bank USA, the Dodd-Frank Act codified the current judicial standard of federal preemption with respect to national banks but added procedural steps to be followed by the OCC when considering preemption determinations after July 21, 2011. Furthermore, the Dodd-Frank Act removed the ability of subsidiaries or agents of a national bank to claim federal preemption of consumer financial laws after July 21, 2011, although the legislation did not purport to affect existing contracts. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of potential state Attorneys General or plaintiff challenges and the risk of courts not giving deference to the OCC as well as increasing complexity due to the lack of uniformity in state law. At this time, we are unable to determine the extent to which the limitations on federal preemption will impact our businesses and those of our competitors. As a result of the sale of the Card and Retail Services business to Capital One in May 2012, it is unlikely these limitations will have a significant impact on us as we no longer have open credit card accounts. The Dodd-Frank Act contains many other consumer-related provisions including provisions addressing mortgage reform.
Competition As discussed above, all of our remaining operations are in run-off. The competitive conditions of the markets in which we historically operated for the origination of new receivables no longer have a significant impact on our financial results, noting that the overall reduction of lending offerings to our historical target market segment has reduced the availability of re-finance offerings to our current customers.

HSBC Finance Corporation

Corporate Governance and Controls
HSBC Finance Corporation maintains a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the Securities and Exchange Commission ("SEC"), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. Our website also contains our Corporate Governance Standards and committee charters for the Audit Committee, the Risk Committee and the Compliance Committee of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. Our Statement of Business Principles and Code of Ethics can be found on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. Printed copies of this information can be requested at no charge. Requests should be made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Suite 100, Mettawa, Illinois 60045, Attention: Corporate Secretary.
Certifications  In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the “NYSE”) certifying that such officer is not aware of any violation by HSBC Finance Corporation of the applicable NYSE corporate governance listing standards in effect as of February 24, 2014.

Item 1A.	Risk Factors.

The following discussion provides a description of some of the important risk factors that could affect our actual results and could cause our results to differ materially from those expressed in public statements or documents. However, other factors besides those discussed below or elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. Therefore, the risk factors below should not be considered a complete list of all potential risks that we may face.
The current uncertain market and economic conditions may continue to affect our business, results of operations and financial condition. Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States and due to the nature of our historical business as a consumer lender to generally non-conforming and non-prime customers, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tight credit conditions and reduced economic growth. While the U.S. economy continued to slowly improve during 2013, growth has remained muted. General business, economic and market conditions that could continue to affect us include:

•	pressure on consumer confidence and reduced consumer spending from other economic and market conditions;

•	slow economic growth and the pace and magnitude of the recovery;

•	fiscal policy;

•	unemployment levels;

•	volatility in energy prices;

•	wage income levels and declines in wealth;

•	market value of residential real estate throughout the United States;

•	inflation;

•	monetary supply and monetary policy, including an exit from quantitative easing;

•	fluctuations in both debt and equity capital markets;

•	unexpected geopolitical events;

•	fluctuations in the value of the U.S. dollar;

•	movements in interest rates;

HSBC Finance Corporation

•	availability of liquidity;

•	continued tight consumer credit conditions;

•	higher bankruptcy filings; and

•	new laws, regulations or regulatory and law enforcement initiatives.
In a challenging economic environment, more of our customers are likely to, or have in fact, become delinquent on their loans or other obligations as compared with historical periods as many of our customers experience reductions in cash flow available to service their debt. These delinquencies, in turn, have resulted in higher levels of provisions for credit losses and charge-offs. The problems in the housing markets in the United States in the last six years have been exacerbated by continued high unemployment rates. If businesses remain cautious to hire, additional losses could be significant in our consumer loan portfolios due to decreased consumer income. While the U.S. economy continued to slowly improve in 2013, gross domestic product continued at a level well below the economy's potential growth rate. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, volatility in energy prices, credit market volatility including the ability to resolve various global financial issues and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In the event economic conditions stop improving or become depressed again, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations.
The housing market continued to strengthen in 2013 with overall home prices moving higher in many regions as demand increased and the supply of homes for sale remained restricted. However, the sharp decline in the number of foreclosed home sales currently being experienced, which is contributing to the increase in home sale prices, may not continue as the impact of servicers resuming foreclosure activities and the listing of the underlying properties for sale along with the recent increases in mortgage interest rates could slow down future price gains. In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If a significant number of foreclosures come to market at the same time, due to the backlog or other delays in processing, it could have an adverse impact upon home prices.
Federal, state and other similar international measures to regulate the financial industry may significantly impact our operations. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, capital, liquidity, derivatives, consumer credit, bankruptcy, privacy, consumer protection or other matters, including changes in tax rates, could materially impact our operations and performance.
Attempts by local, state and national regulatory agencies to address perceived problems with the mortgage lending industry and, more recently, to address additional perceived problems in the financial services industry generally through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets, could affect us in substantial and unpredictable ways, including how consumer lending accounts are serviced, limiting the fees and charges that may be applied to accounts and how accounts may be collected or security interests enforced. Any one or more of these effects could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for real estate loans. We cannot fully anticipate the response by national regulatory agencies, state Attorneys General, or certain legislators, or if significant changes to our operations and practices will be required as a result.
The Dodd-Frank Act established the CFPB which has broad authority to regulate providers of credit, payment and other consumer financial products and services. In addition, provisions of the Dodd-Frank Act may also narrow the scope of federal preemption of state consumer laws and expand the authority of state Attorneys General to bring actions to enforce federal consumer protection legislation. As a result of the Dodd-Frank Act's potential expansion of the authority of state Attorneys General to bring actions to enforce federal consumer protection legislation, we could potentially be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. Although we are unable to predict what specific measures this new agency may take in applying its regulatory mandate, any new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in our consumer businesses, result in increased compliance costs and affect the profitability of such businesses.
The total impact of the Dodd-Frank Act cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators will respond to the Dodd-Frank Act and the implementing regulations under the legislation, and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect our businesses and operations. Additional legislative or regulatory actions in the United States, the European Union (“E.U.”) or in other countries could result in a significant loss of revenue, limit our ability to pursue business opportunities for the sale of our portfolio or the run-off of certain products, affect the value of assets

HSBC Finance Corporation

that we hold, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our business, results of operations or financial condition.
Regulators in the E.U. and in the United Kingdom (“U.K.”) are in the midst of proposing far-reaching programs of financial regulatory reform. These proposals include enhanced capital, leverage, and liquidity requirements, changes in compensation practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of E.U. financial institutions, amendments to the Markets in Financial Instruments Directive and the Market Abuse Directive, and measures to address systemic risk. Furthermore, certain large global systemically important banks ("G-SIBs"), including HSBC, will be subject to capital surcharges and other enhanced prudential requirements. While the Financial Stability Board has identified HSBC as one of the two G-SIBs that would be subject to a 2.5 percent surcharge, the G-SIB surcharge has not yet been formally implemented in the U.S. or the U.K.
The implementation of regulations and rules promulgated by these bodies could result in additional costs or limit or restrict the way HSBC conducts its business in the E.U. and, in particular, in the U.K. Furthermore, the potentially far-reaching effects of future changes in laws, rules or regulations, or in their interpretation or enforcement as a result of E.U. or U.K. legislation and regulation are difficult to predict and could adversely affect our operations.
The transition to the new requirements under Basel III will put significant pressure on regulatory capital and liquidity. HSBC North America is required to meet consolidated regulatory capital and liquidity requirements, including new or modified regulations and regulatory guidance, in accordance with current regulatory timelines. We will continue to support HSBC North America's compliance with U.S. regulatory requirements, therefore the results of broader regulatory change could impact the availability of funding for us.
In December 2010, the Basel Committee issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (the “Basel III Capital Framework”) and “International framework for liquidity risk measurement, standards and monitoring” (the “Basel III Liquidity Framework”) (together, Basel III). In October 2013, the U.S. banking regulators published a final rule in the Federal Register implementing the Basel III Capital Framework and the Dodd-Frank Act’s phase-out of trust preferred securities from Tier 1 capital, which we refer to as the “Basel III Final Rule”. The Basel III Final Rule establishes new minimum capital and buffer requirements to be phased in by 2019 and also requires the deduction of certain assets from capital, within prescribed limitations, and the inclusion of accumulated other comprehensive income in capital. The Basel III Final Rule also increases capital requirements for counterparty credit risk. As of January 1, 2014, HSBC North America and HSBC Bank USA are required to begin complying with the effective portions of the Basel III Final Rule. The Basel III Final Rule will materially increase our regulatory capital requirements over the next several years. In addition to the Basel III Final Rule, there continue to be numerous proposals or potential proposals that could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as HSBC North America. The Basel Committee has finalized a framework for domestic systemically important banks (“D-SIBs”) which is intended to supplement the G-SIB framework by imposing a capital buffer on certain banks that have an important impact on their domestic economies. While the Basel III Final Rule did not address the adoption of a surcharge on D-SIBs, federal banking regulators noted that they are considering a capital surcharge for institutions with $50 billion or more in total consolidated assets, or some subset of such institutions, consistent with the Basel Committee’s surcharge proposals. In addition, the Basel Committee has proposed revisions to the Basel III Leverage ratio (known in the U.S. as the “supplementary leverage ratio” or "SLR") that, if adopted as proposed, would substantially increase the denominator of the Basel III Leverage ratio, primarily with regard to exposures for derivatives and securities financing transactions (“SFTs”), and could further increase the capital requirements applicable to HSBC North America. The Federal Reserve has also indicated it is considering proposals relating to the use of short-term wholesale funding by financial institutions, particularly SFTs, which could include a capital surcharge based on the institution’s reliance on such funding, and/or increased capital requirements applicable to SFT matched books. Accordingly, there continues to be significant uncertainty regarding significant portions of the capital regime that will apply to HSBC North America.
Further increases in regulatory capital may also be required in response to other U.S. supervisory requirements relating to capital. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios. Participation by HSBC North America in the Federal Reserve’s CCAR stress test process will also require that HSBC North America maintain sufficient capital to meet minimum regulatory ratios including a 5 percent Tier 1 common ratio (as defined by the Federal Reserve) over a nine-quarter forward-looking planning horizon, which could also require increased capital to withstand the application of the stress scenarios over the planning horizon. These stress testing requirements are likely to influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.
HSBC North America is also in the process of evaluating the Basel III Liquidity Framework and the U.S. proposed rules for liquidity risk management. The Basel Committee has proposed two minimum liquidity risk measures. The liquidity coverage ratio ("LCR") measures the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows

HSBC Finance Corporation

the institution could encounter under a significant 30-day stress scenario. The net stable funding ratio ("NSFR") measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Federal Reserve and the OCC have proposed rules to implement the LCR with stricter requirements and a faster implementation timeline than the Basel Committee has established. The U.S. regulators have not yet issued a proposal to implement the NSFR for U.S. banking organizations.
We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity. As previously reported, HSBC Finance Corporation, and our indirect parent, HSBC North America, entered into the Federal Reserve Servicing Consent Order with the Federal Reserve and our affiliate, HSBC Bank USA, entered into a similar consent order with the OCC following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required.
The Servicing Consent Orders required us to perform an independent review of foreclosures pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. We refer to this as the Independent Foreclosure Review. On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, is providing other assistance (e.g. loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2013, Rust Consulting, Inc., the paying agent, has issued almost all checks to eligible borrowers. See Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for further discussion.
While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the Serving Consent Orders, this settlement will positively impact compliance expenses in future periods as the significant resources working on the Independent Foreclosure Review are no longer required. In addition, the Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. In addition, the settlement related to the Independent Foreclosure Review does not preclude private litigation concerning these practices.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC Finance Corporation, together with our affiliate HSBC Bank USA, have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $157 million in the fourth quarter of 2011 (which was reduced by $14 million in the second quarter of 2013) reflecting the portion of the HSBC North America accrual we currently believe is allocable to us. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies relating to foreclosure and other mortgage services practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude further private litigation concerning foreclosure and other mortgage servicing practices.
As previously reported, beginning in late 2010, we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. As of December 31, 2013, we have resumed processing suspended foreclosure activities in substantially all states and have referred substantially all of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states. The number of REO properties added to inventory increased in 2013 as we continued to work through the backlog in foreclosure activities driven by the temporary suspension of foreclosures as discussed above. The number of REO properties added to inventory during 2014 will be impacted by our receivable sale program as many of the properties currently in the process of foreclosure will be sold prior to our taking title and, to a lesser extent, will be impacted by the extended foreclosure timelines.

HSBC Finance Corporation

In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If a significant number of foreclosures come to market at the same time, due to the backlog or other delays in processing, it could have an adverse impact upon home prices.
Operational risks, such as systems disruptions or failures, data quality, breaches of security, cyberattacks, human error, the outsourcing of certain operations, changes in operational practices or inadequate controls may adversely impact our business and reputation. Operational risk is inherent in virtually all of our activities. While we have established and maintain an overall risk framework that is designed to balance strong corporate oversight with well-defined independent risk management, we continue to be subject to some degree of operational risk. For example, data quality is critical for our risk and compliance functions as well as for decision making and operational processes. Our businesses are dependent on our ability to process a large number of complex transactions, most of which involve, in some fashion, electronic devices or electronic networks. Lack of high quality data and effective reporting systems can impact all levels of management, governance and our ability to eet our regulatory requirements. If any of our financial, accounting, or other data processing and other recordkeeping systems and management controls fail, are subject to cyberattack that compromises electronic devices or networks, or have other significant shortcomings, we could be materially adversely affected. Also, in order to react quickly or to meet newly-implemented regulatory requirements, we may need to change or enhance systems within very tight time frames, which would increase operational risk.
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
In recent years, internet and other cyberattacks, identity theft and fraudulent attempts to obtain personal financial information from individuals and from companies that maintain such information pertaining to their customers have become more prevalent. Such acts can affect our business by:

•	threatening the assets of our customers, potentially impacting our customers' ability to repay loan balances and negatively impacting their credit ratings;

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

HSBC Finance Corporation

The threat from cyberattacks is a concern for our organization and failure to protect our operations from internet crime or cyberattacks may result in financial loss and loss of customer data or other sensitive information which could undermine our reputation and our ability to attract and keep customers. We face various cyber risks in line with other multinational organizations. During 2013, HSBC was subjected to several ‘denial of service’ attacks on our external facing websites across Europe, Latin America, Asia and North America. A denial of service attack is the attempt to intentionally paralyze a computer network by flooding it with data sent simultaneously from many individual computers. We experienced one significant global attack during which we were attacked by numerous individuals over a three hour period. Each attack lasted 15 to 20 minutes and used a different attack profile. During active attacks, customers were intermittently unable to access our websites. Although we received few complaints, there were three instances when access to HSBC websites was unavailable. While there was limited effect from all other attacks with services maintained and no data losses, there can be no assurance that future attacks will not result in service outages and the loss of data.
In addition, there is the risk that our operating system controls as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could have a material adverse effect on our results of operations by requiring us to expend significant resources to correct the defect as well as by exposing us to litigation or losses not covered by insurance.
Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	our determining to expand our sale of residential mortgage loans;

•	changes to our charge-off policies or customer account management and risk management/collection policies and practices;

•	our ability to attract and retain key employees;

•	our increasing investment in technology, business infrastructure and specialized personnel; or

•	our outsourcing of various operations.
We depend on third-party suppliers, outsource providers and our affiliates for a variety of services. The OCC requires financial institutions to maintain a third party risk management program, which includes due diligence requirements for third parties as well as for our affiliates who may perform services for us. If our third party risk management and due diligence program is not sufficiently robust this could lead to regulatory intervention. If outsourcing services are interrupted or not performed or the performance is poor this could damage our reputation and our client relationships and adversely affect our operations and our business.
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
Uncertainty in the U.S economy and fluctuations in the U.S. markets could negatively impact our business operations . Recent concerns regarding U.S. debt and budget matters have caused uncertainty in financial markets. Although the U.S. debt limit was increased, a failure to raise the U.S. debt limit and the downgrading of U.S. debt ratings in the future could, in addition to causing economic and financial market disruptions, materially adversely affect our ability to obtain funding on favorable terms directly or through our affiliates as well as have other material adverse effects on the operations of our business and our financial results and condition.
During 2013 we experienced improvements in delinquency on accounts less than 180 days contractually delinquent and improvements in charge-off levels as a result of improvements in the U.S. economy and early stage recovery in the housing market during 2013. While we anticipate these trends may continue into 2014, our performance in 2014 is largely dependent upon macro-economic conditions which include, among other things, the continued recovery of the housing market, instability in employment levels and the pace and extent of the economic recovery, all of which are outside of our control. Accordingly, our results for the year ended December 31, 2013 or any prior periods should not be considered indicative of the results for any future periods.
Receivables held for sale are carried at the lower of amortized cost or fair value. The estimated fair value of our receivables held for sale is determined by developing an approximate range of value from a mix of various sources and inputs appropriate for the respective pools of assets. Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral values (including expenses to be incurred to maintain the collateral) and market discount rates reflecting management's estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables held for sale. Some of the inputs are influenced by collateral value changes and unemployment rates. Changes in inputs, including the rate of return that investors would require to purchase assets with the same

HSBC Finance Corporation

characteristics and of the same credit quality and fluctuations in home price values, could significantly change the carrying amount of the receivables held for sale and related fair value adjustment recognized in the consolidated statement of income (loss). Accordingly, the lower of amortized cost or fair value adjustments recorded during 2013 should not be considered indicative of the results for any future periods.
We determine the fair value of the fixed rate debt accounted for under fair value option through the use of a third party pricing service. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for 2013 should not be considered indicative of the results for any future periods.
Federal Reserve policies can significantly affect business and economic conditions and our financial results and condition. The Federal Reserve regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for investing and the return we earn on our loans and investments, both of which affect our net interest margin. They also can materially affect the value of financial instruments we hold, such as debt securities. Expectations that the scale of government repurchase schemes and quantitative easing measures may be reduced have resulted in more volatile markets conditions. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies are beyond our control and can be hard to predict.
Our reputation has a direct impact on our financial results and ongoing operations. Our ability to conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

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
The failure to address, or the perception that we have failed to address, any of these issues appropriately could make it difficult for us to conduct business transactions with our counterparties or give rise to increased regulatory action, which could adversely affect our results of operations.

HSBC Finance Corporation

Our inability to meet funding requirements due to our balance sheet attrition or credit ratings could impact operations. Adequate liquidity is critical to our ability to operate our businesses. The pace of our balance sheet attrition has a significant impact on our liquidity and risk management processes. Properly managing these processes is critical to mitigating liquidity risk. Lower cash flow resulting from declining receivable balances as well as lower cash generated from balance sheet attrition will not provide sufficient cash to fully cover maturing debt over the next three to four years. A portion of the required funding could be generated through planned sales of certain real estate secured receivables. A portion of any funding gap could be borrowed from one or more of our affiliates. We anticipate all future term funding will be provided by HSBC affiliates.
Our credit ratings are an important part of maintaining our liquidity. As indicated by the major credit rating agencies, our credit ratings are directly dependent on the continued support of HSBC. A credit rating downgrade would increase future borrowing costs only for new debt obligations, if any. On February 6, 2014, Standard and Poor's published a request for comment regarding proposed revisions to their treatment of Bank and Prudentially Regulated Finance Company Hybrid Capital Instruments. The adoption of any such revisions may unfavorably impact the ratings of our Preferred Stock, Trust Preferred securities and Subordinated Debt. As discussed in previous filings, we do not currently expect to need to raise funds from the issuance of third party, long-term debt going forward, but instead any required funding has been integrated into HSBC North America's funding plans and will be sourced through HSBC USA or through direct support from HSBC or its affiliates. Similarly, to the extent future funding is to be provided by HSBC affiliates, the credit ratings of those affiliates will affect their borrowing costs and, as a result, the cost of funding to us.
We may not be able to continue to wind down our real estate secured receivable portfolio at the same rate as in recent years. Our real estate secured receivable portfolio held for investment is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile, all of which are outside our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared with historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be less than $17.0 billion by the end of 2016. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of refinancing alternatives as well as the impact of an elongated foreclosure process.
We intend to wind down this portfolio as quickly as practicable in a responsible and economically rational manner, considering market pricing as well as other factors. In addition, and as discussed in prior filings, we plan to continue to sell certain real estate secured receivables in multiple transactions generally over the next 15 months. While we made substantial progress towards winding down this portfolio in recent years, we may not be able to liquidate or dispose of these portfolios at the same level or pace as in recent years or execute the planned sales within expected timeframes. As a result, our ability to continue to reduce our risk-weighted assets or reduce related expenses may be adversely affected depending on the ultimate pace or level at which these portfolios are liquidated and sold. We may be called upon by HSBC North America or HSBC to execute certain other actions or strategies to ensure HSBC North America and HSBC each meets its capital requirements.
Performance of modified loans in the current economic conditions may prove less predictable and result in higher losses. In an effort to provide assistance to our customers who are experiencing financial difficulties in the current weak economy, in recent years we have modified the terms of a significant number of our loans. While we have a long-standing history of working with customers experiencing financial difficulties, the number of customers that have needed and qualified for loan modifications in recent years was significantly higher than in our prior historical experience. Under the current economic conditions, the credit performance of these modified loans may not conform to either historical experience or our expectations. In addition, deterioration in housing prices and unemployment could negatively impact the performance of the modified portfolio. While our credit loss reserve process considers whether loans have been re-aged or are subject to modification, loss reserve estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, making it reasonably possible that loss reserve estimates could change in either direction.
A significant rise in interest rates may significantly impact our net interest income which may adversely impact our financial results. Both our Consumer Lending and Mortgage Services’ real estate secured receivable portfolios are expected to continue to remain on our balance sheet for extended durations. Reduced mortgage prepayment rates and higher levels of loan modifications have had the effect of extending the projected average life of these loan portfolios. As a result, both net interest income at risk and asset portfolio valuations have increasingly become exposed to rising interest rates as the average life of our liability portfolios has declined while the average life of our asset portfolios has extended. In the event interest rates rise significantly and we are not successful in fully mitigating such rise or otherwise changing the average lives of our liability and asset portfolios, net interest

HSBC Finance Corporation

income, and consequently, net income or loss, would be negatively affected. A significant rise in interest rates could also result in slower repayment rates on performing loans. As discussed in prior filings, we plan to sell certain real estate secured receivables in multiple transactions generally over the next year. Additionally, we may be called upon by HSBC North America or HSBC to execute certain other actions or strategies to ensure HSBC North America and HSBC each meets its capital requirements.
We may incur additional costs and expenses relating to mortgage loan sale and securitization-related activities. Prior to June 2007, a subsidiary of HSBC Finance Corporation originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers to facilitate whole loan securitizations sponsored or underwritten by several of our counterparties and their affiliates, including our affiliates, HSBC Bank USA and HSI. In connection with these loan sale transactions, we made representations and warranties that the loans sold meet certain requirements. We have been, and may continue to be, required to repurchase loans and/or indemnify private investors for losses due to breaches of these representations and warranties. We maintain a reserve for potential repurchase liability exposure that, in accordance with applicable accounting principles, represents the amount of loss from this contingency that is both probable and can be reasonably estimated at this time. We estimate the range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $62 million at December 31, 2013 related to claims that have been filed. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. As our estimate of this exposure is influenced by factors outside our control, there is uncertainty inherent in this estimate and actual losses could be significantly higher than the amount reserved.
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
Significant reductions in pension assets may require additional financial contributions from us. Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit plan. As of January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2013, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $457 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 16, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment. In the ordinary course of business, HSBC Finance Corporation and our affiliates are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note 22, “Litigation and Regulatory Matters,” certain of which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. There is no certainty that the litigation will decrease in the near future, especially in the event of continued high unemployment rates, a resurgent recession or additional regulatory and law enforcement investigations and proceedings by federal and state governmental agencies. Further, in the current environment of heightened regulatory scrutiny, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking and other financial regulators, state Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause us serious reputational harm. See “We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity” above.
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

HSBC Finance Corporation

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
We are required to establish a valuation allowance for deferred tax assets and record a charge to income and shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 12, “Income Taxes,” in the accompanying consolidated financial statements for additional discussion of our deferred tax assets.
Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”), the International Accounting Standards Board (“IASB”), the SEC and HSBC North America’s bank regulators, including the Federal Reserve, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. For example, the FASB's financial instruments project could, among other things, significantly change how we value our receivables portfolio, which could also affect the level of deferred tax assets that we recognize. We could be required to apply a new or revised standard retroactively, resulting in our restating of prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.
Key employees may be difficult to retain due to contraction of the business and limits on promotional activities. Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we were unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance could be materially adversely affected. Our recent financial performance, reductions in variable compensation and other benefits and the fact that our remaining business is in wind-down could raise concerns about key employees' future compensation and opportunities. As economic conditions continue to improve, we may face increased difficulty in retaining top performers and critical skilled employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within HSBC or could not be sourced in the market, our ability to manage our business and implement the strategic initiatives currently underway may be hindered or impaired.

Item 1B.	Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2013.

Item 2.	Properties.

Our principal executive offices are located in Mettawa, Illinois. We conduct or support our operations from additional facilities in Brandon and Tampa, Florida; Elmhurst, Schaumburg and Vernon Hills, Illinois; New Castle, Delaware; and Pomona and Monterey, California. In connection with the sale of our Card and Retail Services business in May 2012, we sold or transferred facilities in Mettawa and Volo, Illinois; Chesapeake, Virginia; Salinas, California; Las Vegas, Nevada; Hanover, Maryland; Sioux Falls, South Dakota; and Tigard, Oregon to Capital One, and entered into lease or site-sharing arrangements with Capital One for certain of

HSBC Finance Corporation

these locations for various periods of time. We also sub-leased space to Capital One at our Elmhurst, Illinois and New Castle, Delaware sites until May 2013 and January 2013, respectively. In 2012 we exited the Hanover, Maryland; Sioux Falls, South Dakota; and Tigard, Oregon locations and in 2013 we exited the Chesapeake, Virginia, Salinas, California and Las Vegas, Nevada locations. We also partially exited the Mettawa, Illinois location.
All corporate offices, regional processing and regional servicing center facilities are operated under lease, other than Vernon Hills, Illinois, which our subsidiary owns. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.
Additionally, there are facilities located in Washington, DC, Northlake, Illinois and Jersey City, New Jersey leased by an affiliate, HTSU, that support our and other affiliate operations.

Item 3.	Legal Proceedings.

See Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 156 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Not applicable.

HSBC Finance Corporation

Item 6.	Selected Financial Data.

On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries in our Insurance business to Enstar. In the first half of 2012, we collected all the remaining receivables of our Commercial business. In May 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation. In December 2010, we determined we could no longer offer Taxpayer Financial Services (“TFS”) loans in a safe and sound manner and that we would no longer offer these loans and related products going forward. In March 2010, we sold our auto finance receivables servicing operations and certain auto finance receivables to a third party and in August 2010, we sold the remainder of our auto finance receivable portfolio to that third party. As a result, our Insurance, Commercial, Card and Retail Services, TFS and Auto Finance businesses are reported as discontinued operations for all periods presented. The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted.

Year Ended December 31,	2013	2012	2011	2010	2009
	(in millions)
Statement of Income (Loss):
Net interest income	$1,068	$1,646	$1,776	$2,036	$2,531
Provision for credit losses(1)(2)	(21)	2,224	4,418	5,346	7,904
Other revenues excluding the fair value movement on own fair value option debt attributable to credit(1)	952	(1,361)	(476)	375	1,786
Fair value movement on own fair value option debt attributable to credit	(71)	(758)	616	109	(3,334)
Operating expenses(4)	932	1,114	1,255	1,176	1,868
Income (loss) from continuing operations before income tax benefit	1,038	(3,811)	(3,757)	(4,002)	(8,789)
Income tax (expense) benefit	(325)	1,406	1,431	1,453	2,881
Income (loss) from continuing operations	713	(2,405)	(2,326)	(2,549)	(5,908)
Income (loss) from discontinued operations, net of tax	(177)	1,560	918	633	(1,542)
Net income (loss)	$536	$(845)	$(1,408)	$(1,916)	$(7,450)

HSBC Finance Corporation

As of December 31,	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data
Total assets	$37,707	$44,746	$50,666	$64,345	$76,133
Receivables(1)(3):
Real estate secured	$26,584	$32,939	$42,713	$49,336	$59,535
Personal non-credit card	—	—	5,196	7,117	10,486
Other	—	—	3	3	9
Total receivables	$26,584	$32,939	$47,912	$56,456	$70,030
Credit loss reserves(1)(2)	$3,273	$4,607	$5,952	$5,512	$7,275
Receivables held for sale:
Real estate secured	$2,047	$3,022	$—	$4	$3
Personal non-credit card	—	3,181	—	—	—
Total receivables held for sale	$2,047	$6,203	$—	$4	$3
Real estate owned	$323	$227	$299	$962	$592
Commercial paper and short-term borrowings	—	—	4,026	3,157	4,291
Due to affiliates	8,742	9,089	8,262	8,255	9,043
Long-term debt	20,839	28,426	39,790	54,404	68,862
Preferred stock	1,575	1,575	1,575	1,575	575
Common shareholder’s equity(5)	5,086	4,530	5,351	6,145	7,804

Year Ended December 31,	2013	2012	2011	2010	2009
Selected Financial Ratios:
Return on average assets	1.7%	(4.9)%	(3.9)%	(3.5)%	(6.9)%
Return on average common shareholder’s equity	10.9	(46.2)	(39.1)	(37.0)	(54.2)
Net interest margin	2.67	3.37	2.90	2.54	2.32
Efficiency ratio	47.8	(235.5)	65.5	46.7	190.0
Net charge-off ratio(1)	4.44	6.59	7.69	11.31	12.91
Delinquency ratio(1)	14.44	16.03	17.93	15.85	15.46
Reserves as a percent of(1)(2)(6):
Receivables held for investment	11.3%	13.4%	12.0%	10.5%	11.7%
Nonaccrual receivables held for investment	256.2	320.5	235.0	184.3	147.6
Common and preferred equity to total assets	17.59	13.05	10.90	9.99	8.82
Tangible common equity to tangible assets(7)	13.45	9.87	7.11	7.30	7.56

(1)
In 2013, we adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. During 2013, the transfer of additional real estate secured receivables to held for sale resulted in an initial lower of amortized cost or fair value adjustment of $212 million which was recorded in other revenues. Additionally, during 2013, we reversed $768 million of the lower of amortized cost or fair value adjustment recorded during 2012 primarily due to an increase in the fair value of the real estate secured receivables held for sale during 2013. During the second quarter of 2012, we transferred our entire personal non-credit card receivable portfolio as well as certain real estate secured receivable portfolios to receivables held for sale. This resulted in an initial lower of amortized cost or fair value adjustment of $1,659 million of which $112 million was recorded in the provision for credit losses and $1,547 million was recorded in other revenues. As a result of the transfer of these receivables to held for sale, the provision for credit losses, receivables, credit loss reserves, credit loss reserve ratios and the delinquency ratio as of December 31, 2013 and 2012 as well as the net charge-off ratio for the year ended December 31, 2013 and 2012 are not comparable to the historical periods. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements as well as "Credit Quality" in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” (“MD&A”) for additional information.

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

HSBC Finance Corporation

(2)
During the third quarter of 2011, we adopted new accounting guidance related to troubled debt restructurings (“TDR Loans”) which resulted in an increase in our provision for credit losses during the third quarter of 2011. The total incremental loan loss provision recorded in the third quarter as a result of adopting the new accounting guidance for TDR Loans was $925 million. The various reserve ratios for December 31, 2011 are not comparable to the historical periods as comparability has been impacted by the adoption of this new accounting guidance. See “Executive Overview” in MD&A as well as Note 5, “Receivables,” in the accompanying consolidated financial statements for additional discussion.

(3)
The receivable trend reflects the decision to transfer certain real estate secured receivables to held for sale during 2013 and 2012 and the decision to transfer our entire portfolio of personal non-credit card receivables to held for sale in 2012 as discussed above. As compared with the historical periods, the overall trend in real estate secured and personal non-credit card receivables also reflects our decision to reduce the size of our balance sheet and lower our risk profile, including the decision in 2007 to discontinue correspondent channel acquisitions by our Mortgage Services business as well as the decision in late February 2009 to discontinue new customer account originations of all products in our Consumer Lending business. For further discussion of the trends in our real estate secured and personal non-credit card receivable portfolios, see “Receivables Review” in MD&A.

(4)	Operating expenses for the year ended December 31, 2009 included goodwill and other intangible asset impairment charges of $274 million.

(5)
We did not receive any capital contributions in 2013 or 2012. In 2011, 2010 and 2009, we received capital contributions of $690 million, $200 million and $2.7 billion, respectively, from HSBC Investments (North America) Inc. to support ongoing operations and to maintain capital at levels we believe are appropriate.

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

(7)
Tangible common equity to tangible assets is a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management and certain rating agencies as a measure to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” in MD&A for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures” in MD&A for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

HSBC Finance Corporation

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain matters discussed throughout this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will not involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements.
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
uncertain market and economic conditions, uncertainty relating to the U.S. debt and budget matters, the potential for future downgrading of U.S. debt ratings, a decline in housing prices, high unemployment, tighter credit conditions, changes in interest rates, the availability of liquidity, unexpected geopolitical events, changes in consumer confidence and consumer spending, and consumer perception as to the continuing availability of credit and price competition in the market segments we serve;

•	changes in laws and regulatory requirements;

•	extraordinary government actions as a result of market turmoil;

•	capital and liquidity requirements under Basel III, and CCAR;

•	changes in central banks' policies with respect to the provision of liquidity support to financial markets;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors;

•	damage to our reputation;

•	the ability to retain key employees;

•	our ability to meet our funding requirements;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in FASB and IASB accounting standards;

•	changes to our mortgage servicing and foreclosure practices;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	our inability to wind down our real estate secured receivable portfolio at the same rate as in recent years;

•
additional costs and expenses due to representations and warranties made in connection with loan sale transactions that may require us to repurchase the loans and/or indemnify private investors for losses due to breaches of these representations and warranties;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	additional financial contribution requirements to the HSBC North America pension plan; and

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters.

HSBC Finance Corporation

Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement to reflect subsequent circumstances or events. For more information about factors that could cause actual results to differ materially from those in the forward-looking statements, see Item 1A, "Risk Factors," in this Form 10-K.

Executive Overview

Organization and Basis of Reporting  HSBC Finance Corporation and its subsidiaries are indirect wholly owned subsidiaries of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect, wholly owned subsidiary of HSBC Holdings plc (“HSBC” or "HSBC Group"). HSBC Finance Corporation and its subsidiaries may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as “we”, “us”, or “our”.
Historically we have offered a variety of lending products including real estate secured, personal non-credit card, and auto finance receivables as well as credit cards, private label credit cards and tax refund anticipation loans, all of which we no longer originate. We have also historically offered various types of insurance products. We completed the sale of our Insurance business in March 2013.
We generate cash to fund our businesses primarily by collecting and selling receivable balances and borrowing from HSBC affiliates. Historically, we have also received capital contributions as necessary from HSBC which serve as an additional source of funding. We use the cash generated by these funding sources to fund our operations, service our debt obligations and pay dividends to our preferred stockholders.
The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion of these operations.
Current Environment  The U.S. economy continued to slowly improve throughout 2013, however gross domestic product growth remained below the economy's potential growth rate. Consumer confidence improved during 2013 as consumers continued to feel better about their household finances due to rising home values and subdued inflation. Nonetheless, with continuing high gasoline prices, the increase in payroll taxes at the beginning of the year and the onset of budget sequestration in March, consumer confidence remained volatile in 2013. While Federal budget progress was finally made in December 2013 and January 2014, domestic fiscal uncertainties, including federal budget and debt ceiling debates, continued to affect consumer sentiment throughout most of the year. Long-term interest rates began to rise during 2013, in part out of concern that the Federal Reserve would begin to slow its quantitative easing program if the economy continued to strengthen. While these concerns subsided to a certain extent in September when the Federal Reserve announced its bond buying program would continue at then current levels to support the slow growing economy, they resurfaced again towards the end of the year due to continuing improvements in economic growth and a stronger than expected November jobs report. That led to the Federal Reserve announcing in mid-December that it would reduce its bond buying stimulus program beginning in January 2014. The Federal Reserve announcement was greeted favorably by Wall Street and many others in the financial services industry as a sign of validation that the U.S. economy and the job market were finally on a more solid footing. As part of this announcement, Federal Reserve policy makers also strengthened their statement on short-term interest rates indicating that they would remain at near zero “well past” the time the unemployment rate falls below 6.5 percent.
While the economy continued to add jobs in 2013, the pace of new job creation continued to be slower than needed to reduce unemployment to historical averages. Although unemployment rates, which are a major factor influencing credit quality, fell from 7.9 percent at the beginning of the year to 6.7 percent in December 2013, unemployment remains high based on historical averages. Also, a significant number of U.S. residents are no longer looking for work and are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, volatility in energy prices, credit market volatility including the ability to resolve various global financial issues and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes will continue to impact our results in 2014 and beyond.
The housing market continued to strengthen in 2013 with overall home prices moving higher in many regions as demand increased and the supply of homes for sale remained restricted. However, the sharp decline in the share of foreclosed home sales currently being experienced, which is contributing to the increase in home sale prices, may not continue as the impact of servicers resuming

HSBC Finance Corporation

foreclosure activities and the listing of the underlying properties for sale along with the recent increases in mortgage interest rates could slow down future price gains. In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If a significant number of foreclosures come to market at the same time, due to the backlog or other delays in processing, it could have an adverse impact upon home prices.
2013 Events

•
On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries in our Insurance operations to Enstar Group Ltd. (“Enstar”). As a result, we recorded a gain on sale of $21 million ($13 million after-tax). Our Insurance operations are reported in discontinued operations. See Note 3, "Discontinued Operations," for additional information.

•
Our personal non-credit card receivable portfolio was transferred to held for sale during the second quarter of 2012. On March 5, 2013, we entered into an agreement to sell our personal non-credit card receivable portfolio to trusts for which affiliates of Springleaf Finance, Inc. ("Springleaf"), Newcastle Investment Corp. and Blackstone Tactical Opportunities Advisors L.L.C. are the sole beneficiaries (collectively, the "Purchasers"). On March 5, 2013, we also entered into an agreement to sell a loan servicing facility and related assets located in London, Kentucky (the "Facility") to Springleaf. On April 1, 2013, we completed the sale of our personal non-credit card receivable portfolio with an aggregate unpaid principal balance of $3,760 million (aggregate carrying value of $2,947 million) at March 31, 2013 and recorded a loss on sale of $11 million during the second quarter of 2013, primarily related to transaction fees as these receivables had been carried at the lower of amortized cost or fair value prior to sale. On September 1, 2013, we completed the sale of the Facility to Springleaf and recognized an immaterial gain on sale of the Facility. Additionally, on September 1, 2013 the personal non-credit card receivables were converted onto the Purchasers' system and we transferred to the Purchasers over 200 employees who had performed servicing activities for these and other receivables. See Note 7, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

•
During 2013, we sold real estate secured receivables in multiple transactions to a third-party investor with an aggregate unpaid principal balance of $5,685 million (aggregate carrying value of $3,127 million) at the time of sale, which included $4,561 million (aggregate carrying value of $2,493 million) that was sold during the fourth quarter of 2013. We recorded a loss during 2013 on these transactions as discussed more fully in Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements.

The market demand for first lien partially charged-off accounts has been strong throughout 2013. As a result of this increased market demand, in June 2013, we decided we no longer have the intent to hold for investment first lien real estate secured receivables once they have been written down to the lower of amortized cost or fair value of the collateral less cost to sell, subject to certain exceptions, primarily receivables associated with secured financings which are not saleable. As a result, we adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During 2013, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $3,612 million at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $2,506 million during 2013. As a result of the transfer of these receivables to held for sale, during 2013 we recorded a lower of amortized cost or fair value adjustment of $212 million to reduce the carrying value of the newly transferred loans, all of which was attributable to non-credit related factors (e.g. interest rates, market liquidity and differences in overall cost of capital assumptions) and was recorded as a component of total other revenues in the consolidated statement of income (loss). We currently expect additional real estate secured receivables with an aggregate carrying amount of approximately $1.0 billion could be transferred to held for sale during 2014 as we anticipate that during the year they will be written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies and therefore meet our criteria to be considered held for sale. We believe credit losses related to these receivables are substantially covered by our existing credit loss reserves. However, based on the current fair value of our existing receivables held for sale portfolio, the lower of amortized cost or fair value adjustment for non-credit related factors on these receivables could be in the range of $110 million to $120 million. Our estimate of both the volume of loans which will be transferred to held for sale as they become 180 days past due as well as the fair value adjustment required for the aforementioned pool of loans is influenced by factors outside our control such as changes in default rates, estimated costs to obtain properties, home prices and investors' required returns amongst others. There is uncertainty inherent in these estimates making it reasonably possible that they could be significantly different as factors impacting the estimates continually evolve.
During 2013, we reversed $768 million of the lower of amortized cost or fair value adjustment recorded during 2012 primarily due to an increase in the fair value of the real estate secured receivables held for sale largely due to improved

HSBC Finance Corporation

conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables. As noted in the preceding paragraph, these fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. Accordingly, the improving trend in the fair value of receivables held for sale during 2013 should not be considered indicative of fair value changes in future periods as deterioration in these factors would likely require increases to our valuation allowance in future periods.
See Note 7, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

•	In August 2013, we completed the surrender of the national bank charter of HSBC Bank Nevada, N.A. ("HSBC Bank Nevada") to the OCC and merged HSBC Bank Nevada into HSBC Finance Corporation.
Business Focus  At December 31, 2013, the fair value of the real estate secured receivables held for sale totaled $2,047 million. We expect that receivables held for sale at December 31, 2013 will be sold in multiple transactions generally over the next 15 months. If the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio held for investment, which totaled $26,584 million at December 31, 2013, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile. In light of the current economic conditions and mortgage industry trends, our loan prepayment rates have slowed when compared with historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be less than $17.0 billion by the end of 2016. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of refinancing alternatives as well as the impact of a continued elongated foreclosure process.
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
Performance, Developments and Trends  We reported net income of $536 million during 2013 compared with a net loss of $845 million and $1,408 million during 2012 and 2011, respectively.
Income from continuing operations was $713 million during 2013 compared with a loss from continuing operations of $2,405 million and $2,326 million during 2012 and 2011, respectively. We reported income from continuing operations before taxes of $1,038 million during 2013 compared with a loss from continuing operations before tax of $3,811 million and $3,757 million during 2012 and 2011, respectively. Our results in all periods were impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option which distorts comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income (loss) from continuing operations before income tax for all periods presented.

Year Ended December 31,	2013	2012	2011
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$1,038	$(3,811)	$(3,757)
Fair value movement on own fair value option debt attributable to credit spread	71	758	(616)
Underlying income (loss) from continuing operations before income tax(1)	$1,109	$(3,053)	$(4,373)

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of fair value movement on fair value option debt attributable to credit spread as presented in the table above, underlying income from continuing operations before tax during 2013 improved $4,162 million compared with 2012. The improvement reflects significantly lower provisions for credit losses, higher other revenues and lower operating expenses, partially

HSBC Finance Corporation

offset by lower net interest income. The increase in other revenues during 2013 was driven by a reversal of $768 million of the lower of amortized cost or fair value adjustment recorded during the year ended December 31, 2012 primarily due to an increase in the fair value of the real estate secured receivables held for sale during 2013 as well as improvements in derivative related income (expense). As discussed above, the increase in the relative fair value of the real estate secured receivables held for sale is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables.
Excluding the impact of fair value movement on fair value option debt attributable to credit spread as presented in the table above, our loss from continuing operations before tax for 2012 improved $1,320 million compared with 2011. The improvement reflected lower provisions for credit losses and lower operating expenses, partially offset by lower other revenues and lower net interest income. Lower other revenues reflected the initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the second quarter of 2012. This decrease was partially offset by improvement in derivative related income (expense) which reflected the impact of a general decline in long-term interest rates on the mark-to-market on derivatives in our non-qualifying hedge portfolio during both 2012 and 2011 which was more pronounced in 2011. While these positions acted as economic hedges by lowering our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Receivables Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
Our return on average common shareholder’s equity (“ROE”) was 10.9 percent for 2013 compared with (46.2) percent for 2012 and (39.1) percent for 2011. Our return on average assets (“ROA”) was 1.7 percent for 2013 compared with (4.9) percent for 2012 and (3.9) percent for 2011. ROE and ROA in all periods were significantly impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option. Excluding this item from the periods presented, both ROE and ROA remained higher during 2013 as compared with 2012 due to net income during 2013. Excluding this item from the periods presented, both ROE and ROA remained higher during 2012 as compared with 2011 largely due to a lower net loss during 2012.
Funding and Capital  During 2013 and 2012, we did not receive any capital contributions from HSBC Investments (North America) Inc. ("HINO") while during 2011 we received capital contributions from HINO totaling $690 million to support ongoing operations and to maintain capital above the minimum levels we believe are necessary to support our operations. During 2013, we retired $7,011 million of term debt as it matured or was redeemed. The maturing and redeemed debt cash requirements were met through funding from cash generated from operations, including receivable sales and other balance sheet attrition, and debt issuances to affiliates. The balance sheet and credit dynamics described above continue to have an impact on our liquidity and risk management processes. Continued success in reducing the size of our receivable portfolios through sales of pools of real estate secured receivables, as discussed above, will be the primary driver of our liquidity during 2014. However, lower cash flow as a result of declining receivable balances may not provide sufficient cash to fully repay maturing debt over the next four to five years. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support. Any required incremental funding has been integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA Inc. or through direct support from HSBC or its affiliates.
As discussed above, a portion of our real estate secured receivable portfolio is currently classified as held for sale as we no longer have the intent to hold these receivables for the foreseeable future for capital or operational reasons. In the current market environment, market pricing continues to value the portion of our real estate secured receivable portfolio held for investment at amounts that would not provide a sufficient economic benefit to us upon sale. Therefore, we have determined that we have the positive intent and ability to hold these remaining real estate secured receivables for the foreseeable future and, as such, continue to classify these real estate secured receivables as held for investment. However, should market pricing improve in the future or if HSBC calls upon us to execute certain strategies in order to address capital and other considerations, it could result in the reclassification of additional real estate secured receivables to held for sale.
We continue to be dependent on balance sheet attrition and affiliate funding to meet our funding requirements. Numerous factors, both internal and external, may impact our funding strategy. These factors may include our efforts to restructure the risk profile of our loan portfolio, our affiliate's debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base.

HSBC Finance Corporation

Our results are also impacted by general economic conditions, including unemployment, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Because our businesses historically lent to customers who had limited credit histories, modest incomes and high debt-to-income ratios or who had experienced prior credit problems, overall our customers are more susceptible to economic slowdowns than other consumers. When unemployment increases or home value depreciation occurs, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates generally affect the rates that we must pay on certain borrowings. Overall receivable yields decreased during 2013 as a result of a significant shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as a result of the sale of our higher yielding personal non-credit card receivable portfolio as discussed above and continued run-off in our second lien real estate secured receivable portfolio during 2013. See “Results of Operations” in this MD&A for additional discussion on receivable yields. The primary risks to our performance in 2014 are largely dependent upon macro-economic conditions which include a housing market which is in the early stages of recovery, instability in employment levels, the pace and extent of the economic recovery, the performance of modified loans and consumer confidence, all of which could impact delinquencies, charge-offs, net interest income and ultimately our results of operations.

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

HSBC Finance Corporation

Year Ended December 31,	2013	2012	2011
	(in millions)
Net income (loss) – U.S. GAAP basis	$536	$(845)	$(1,408)
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on loans held for sale	(865)	756	—
Loan impairment	186	361	(36)
Loss on sale of Insurance business	(92)	90	—
Gain on sale of Card and Retail Services business	—	345	—
Litigation expenses	15	(43)	56
Credit card receivables transferred to held for sale	—	—	(194)
Derivatives and hedge accounting (including fair value adjustments)	(3)	(10)	(8)
Intangible assets	—	—	21
Loan origination cost deferrals	7	9	4
Loans previously held for sale	—	—	(18)
Interest recognition	(11)	(23)	1
Securities	11	1	10
Present value of long term insurance contracts	1	1	(53)
Pension and other postretirement benefit costs	16	20	35
Other	3	46	(34)
Net income (loss) – IFRSs basis	(196)	708	(1,624)
Tax (expense) benefit – IFRSs basis	145	(380)	1,080
Income (loss) before tax – IFRSs basis	$(341)	$1,088	$(2,704)
A summary of differences between U.S. GAAP and IFRSs as they impact our results is presented below:
Lower of amortized cost or fair value adjustment on loans held for sale - For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly for IFRSs, such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk at the time of transfer is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues. As mentioned above, there is no similar requirement under IFRSs.
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
Under U.S. GAAP, credit loss reserves on TDR Loans are established based on the present value of expected future cash flows discounted at the loans' original effective interest rate. Under IFRSs, impairment on the residential mortgage loans for which we have granted the borrower a concession as a result of financial difficulty is measured based on the cash flows attributable to the credit loss events which occurred before the reporting date. HSBC's accounting policy under IFRSs is to remove such loans from the category of impaired loans after a defined period of re-performance, although such loans remain segregated from loans that were not impaired in the past for the purposes of collective impairment assessment to reflect their different credit risk profile. Under U.S. GAAP, when a loan is impaired the impairment is measured based on all expected cash flows over the remaining expected life of the loan. Such loans remain impaired for the remainder of their lives.

HSBC Finance Corporation

For loans collectively evaluated for impairment under U.S. GAAP, bank industry practice adopted in the fourth quarter of 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our credit loss reserves. For IFRSs, prior to the second quarter of 2013, we concluded that the estimated average period of time from last current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months. In the second quarter of 2013, we updated our review under IFRSs to reflect the period of time after a loss event that a loan remains current before delinquency is observed. This review resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.
Loss on sale of Insurance business - Under IFRSs, a disposal group held for sale is measured at its lower of cost or fair value less costs to sell. For purposes of measuring the disposal group, assets that are excluded from the measurement provisions of IFRS 5 must be re-measured in accordance with other applicable standards before the fair value less cost to sell of the disposal group is measured. An impairment loss is recognized for any initial or subsequent write down of the disposal group only to the extent of the carrying amount of the assets that are part of the disposal group and within the scope and the measurement provisions of IFRS 5. To the extent there is an impairment loss on the disposal group as a whole, but the assets and liabilities of the disposal group are excluded from the measurement provisions of IFRS 5, IFRSs requires the loss to be recognized only when the disposal group is sold. Under U.S. GAAP, similar rules exist excluding certain disposal group assets from the scope of its impairment measurement provisions, however under U.S. GAAP, our policy is to immediately recognize the impairment loss in excess of the assets that are part of the disposal group and within the scope and measurement provisions of the applicable guidance in U.S. GAAP.
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
Intangible assets - Intangible assets under IFRSs were significantly lower than those under U.S. GAAP as the intangibles created as a result of our acquisition by HSBC were reflected in goodwill for IFRSs. As a result, amortization of intangible assets was lower under IFRSs. Upon the completion of the sale of our Card and Retail Services business, we no longer have any recognized intangible assets.
Loan origination cost deferrals - Loan origination cost deferrals under IFRSs are more stringent and generally resulted in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.
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
Present value of long-term insurance contracts - Under IFRSs, the present value of an in-force (“PVIF”) long-term insurance contract is determined by discounting future cash flows expected to emerge from business currently in force using appropriate assumptions plus a margin in assessing factors such as future mortality, lapse rates and levels of expenses, and a discount rate that reflects the risk free rate plus a margin for operational risk. Movements in the PVIF of long-term insurance contracts are included in other operating income. Under U.S. GAAP, revenue is recognized over the life insurance policy term. In conjunction with the sale of our Insurance business during 2013, we no longer have IFRSs to U.S. GAAP differences in this area.
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

As an illustration of the effect of changes in estimates related to credit loss reserves, a 10 percent change in our projection of probable net credit losses on receivables would have resulted in a change of approximately $330 million in our credit loss reserves and loss provision as of and for the year ended December 31, 2013.
We estimate probable losses for certain consumer receivables other than troubled debt restructurings using a roll rate migration analysis that estimates the likelihood that a receivable will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent performance experience of other receivables in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to customer account management actions, such as the re-age of accounts and modification arrangements. We also consider the expected loss severity based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months data using the most recently available information. When customer account management policies and practices, or changes thereto, shift loans other than troubled debt restructurings from a “higher” delinquency bucket to a “lower” delinquency bucket, this shift will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts, other than troubled debt restructurings, have a greater propensity to roll to higher delinquency buckets, this propensity will also be captured in the roll rates. We apply the effect of these factors on the roll rates to receivables in all respective delinquency buckets, thus impacting the overall reserve level. In addition to roll rate reserves, we provide loss reserves on consumer receivables that reflect our judgment of portfolio risk factors that may not be fully reflected in the roll rates statistics or historical trends that are not reflective of current inherent losses in the loan portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, the credit performance of modified loans, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors, which can affect consumer payment patterns on outstanding receivables, such as natural disasters. Another portfolio risk factor we consider is the credit performance of certain second lien loans following more delinquent first lien loans which we own

HSBC Finance Corporation

or service. Once we determine that such a second lien loan is likely to progress to charge off, the loss severity assumed in establishing our credit loss reserves is close to 100 percent. At both December 31, 2013 and 2012, approximately 4 percent, respectively, of our second lien mortgages for which the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent were less than 90 days delinquent and not considered to be a troubled debt restructuring or already recorded at fair value less cost to sell.
While our credit loss reserves reflect incurred losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the inherent loss characteristics in each of our products and, for certain products, their vintages as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements. We also consider key ratios such as reserves as a percentage of nonperforming loans and reserves as a percentage of receivables in developing our loss reserve estimate. Our Credit Risk Committee, and separately our Risk and Finance Departments, assess and approve our loss reserves.
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
Valuation of Financial Instruments Our control framework is designed to ensure that fair values are validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the measurement of fair values rests with the HSBC U.S. Valuation Committee, a management committee comprised of senior executives in the Finance, Risk and other functions within HSBC North America. The HSBC U.S. Valuation Committee establishes policies and procedures to ensure appropriate valuations.
Where available, we use quoted market prices to determine fair value. If quoted market prices are not available, fair value is measured using internally developed valuation models based on inputs that are either directly observable or derived from and corroborated by market data or obtained from reputable third-party vendors. A significant majority of our assets and liabilities that are reported at fair value are measured based on quoted market prices or observable independently-sourced market-based inputs. Where neither quoted market prices nor observable market parameters are available, fair value is determined using valuation models that feature one or more significant unobservable inputs based on management's expectation of the inputs that market participants would use in determining the fair value of the asset or liability. However, these unobservable inputs must incorporate market participants' assumptions about risks in the asset or liability and the risk premium required by market participants in order to bear the risks. The determination of appropriate unobservable inputs requires exercise of management judgment.
We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs into a fair value measurement may result in a reclassification between hierarchy levels. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value, see “Fair Value” under Item 2, MD&A.
Significant assets and liabilities recorded at fair value include the following:
Derivative financial assets and liabilities - We regularly use derivative instruments as part of our risk management strategy to protect future cash flows and, prior to terminating our outstanding fair value hedge positions in the first quarter of 2013, the value of certain assets and liabilities against adverse interest rate and foreign exchange rate movements. All derivatives are recognized on the balance sheet at fair value. Related collateral that has been received or paid is netted against fair value for financial reporting purposes in those circumstances in which a master netting arrangement with the counterparty exists that provides for the net settlement of all contracts through a single payment in a single currency in the event of default or termination of any one contract. We believe that the valuation of derivative instruments is a critical accounting estimate because certain instruments are valued using discounted cash flow modeling techniques in lieu of observable market value quotes for identical or similar assets or liabilities in active and inactive markets. These modeling techniques require the use of estimates regarding the amount and timing of future cash flows and use independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates, when available. When market data are not available, fair value may be affected by the choice of valuation model and the underlying assumptions about the timing of cash flows, credit spreads and liquidity of the instrument. These estimates are susceptible to significant changes in future periods as market conditions evolve.
We may adjust certain fair value estimates determined using valuation models to ensure that those estimates appropriately represent fair value. These adjustments, which are applied consistently over time, reflect factors such as the limitation of the

HSBC Finance Corporation

valuation model (model risk), the liquidity of the product (liquidity risk) and the assumptions about inputs not obtainable through price discovery process (data uncertainty risk). Because of the interrelated nature, we do not separately make an explicit adjustment to the fair value for each of these risks. Instead, we apply a range of assumptions to the valuation input that we believe implicitly incorporates adjustments for liquidity, model and data uncertainty risks. We also adjust fair value estimates determined using valuation models for counterparty credit risk and our own non-performance risk.
We utilize HSBC Bank USA to determine the fair value of substantially all of our derivatives using these modeling techniques. Significant changes in the fair value can result in equity and earnings volatility as follows:

•
Prior to the termination of our outstanding positions in the first quarter of 2013, changes in the fair value of a derivative that had been designated and qualified as a fair value hedge, along with the changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), were recorded in earnings.

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
We test effectiveness for all derivatives designated as hedges under the “long haul” method both at inception of the hedge and on a quarterly basis, to ascertain whether the derivative used in a hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. This assessment is conducted using statistical regression analysis. If we determine that a derivative is not expected to be a highly effective hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made. We also believe the assessment of the effectiveness of the derivatives used in hedging transactions is a critical accounting estimate due to the use of statistical regression analysis in making this determination. Similar to discounted cash flow modeling techniques, statistical regression analysis also requires the use of estimates regarding the amount and timing of future cash flows, which are susceptible to significant changes in future periods based on changes in market rates. Statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur as well as selecting a convention for the treatment of credit spreads in the analysis. The statistical regression analysis for our derivative instruments is performed primarily by HSBC Bank USA.
The outcome of the statistical regression analysis can result in earnings volatility as the mark-to-market on derivatives that do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in earnings. For example, a 10 percent adverse change in the value of our derivatives that do not qualify as effective hedges would have reduced derivative related income by approximately $71 million for the year ended December 31, 2013.
For more information about our policies regarding the use of derivative instruments, see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” and Note 11, “Derivative Financial Instruments,” in the accompanying consolidated financial statements.
Receivables held for sale - Receivables held for sale are carried at the lower of amortized cost or fair value. The estimated fair value of our receivables held for sale is determined by developing an approximate range of value from a mix of various sources appropriate for the respective pools of assets aggregated by similar risk characteristics. These sources include recently observed over-the-counter transactions where available and fair value estimates obtained from an HSBC affiliate and a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions we believe are consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades. In all reporting periods prior to December 31, 2013, the valuation for receivables held for sale was based on individual loan level pricing for the pool of loans. At December 31, 2013, due to the significant sales that occurred during the fourth quarter of 2013, our advisors recommended we begin to consider valuation of the loans based on aggregated pools of loans to be sold over the next 15 months by similar risk characteristics. Valuing the loans at the pool level with December 31, 2013 market conditions resulted in a valuation that was lower than the valuation of the individual loans, as the pools that we expect to sell in future periods contain certain concentration risks based on the nature of how the loans were aggregated. We determined that the valuation of the loans should be based on the pools that we expect to sell and these lower valuations should be factored into our overall valuation at December 31, 2013. This change negatively impacted our lower of amortized cost or fair value adjustment by approximately $110 million, which is recorded in other revenues. The valuation of the receivables held for sale could be impacted in future periods if there are changes in how we expect to execute the loan sales.

HSBC Finance Corporation

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
Changes in inputs, in particular in the rate of return that investors would require to purchase assets with the same characteristics and of the same credit quality, could significantly change the carrying amount of the receivables held for sale and related fair value adjustment recognized in the consolidated statement of income (loss). For example, a one percent decline in collateral values coupled with a one percent increase in the rate of return for receivables held for sale would have resulted in an estimated decrease of the carrying amount of receivables held for sale and related fair value adjustment (an unrealized loss as a result of the decrease in the fair value of the receivables) of approximately $50 million at December 31, 2013. See Note 20, "Fair Value Measurements," in the accompanying consolidated financial statements for additional discussion including the valuation inputs used in valuing receivables held for sale as of December 31, 2013.
Long-term debt carried at fair value - We have elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. We believe the valuation of this debt is a critical accounting policy and estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value both the interest rate component and the credit component of the debt. In many cases, management can obtain quoted prices for identical or similar liabilities but the markets may not be active, the prices may not be current, or such price quotations may differ substantially either over time or among market makers. Changes in such estimates, and in particular the credit component of the valuation, can be volatile from period to period and may impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 1 percent (100 basis point) decrease in interest rates across all terms would have increased our reported mark-to-market by approximately $195 million for the year ended December 31, 2013.
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2,580 million and $3,889 million as of December 31, 2013 and 2012, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback available. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or shareholders' equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
We are included in HSBC North America's consolidated U.S. Federal income tax return and in various combined state tax returns. We have entered into a tax allocation agreement with HSBC North America and its subsidiary entities ("HNAH Group") included in the consolidated return which govern the current amount of taxes to be paid or received by the various entities and, therefore, we look at HSBC North America and its affiliates, together with the tax planning strategies identified, in reaching conclusions on recoverability. Based on our forecasts of future taxable income, we currently anticipate that our continuing operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, market conditions have created losses in the HNAH Group in recent periods and volatility in our pre-tax book income. As a consequence, our current analysis of the recoverability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. Absent capital support from HSBC and implementation of the related tax planning strategies, we would record a valuation allowance against our deferred tax assets.

HSBC Finance Corporation

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
Our interpretations of tax laws are subject to examination by the Internal Revenue Service ("IRS") and state taxing authorities. Resolution of disputes over interpretations of tax laws may result in us being assessed additional income taxes. We regularly review whether we may be assessed such additional income taxes and recognize liabilities for such potential future tax obligations as appropriate.
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 can be found in Note 12, “Income Taxes,” in the accompanying consolidated financial statements.
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
Litigation and regulatory exposures represent key areas of judgment and are subject to uncertainty and certain factors outside of our control. Due to the inherent uncertainties and other factors involved in such matters, we cannot be certain that we will ultimately prevail in each instance. Such uncertainties impact our ability to determine whether it is probable that a liability exists and whether the amount can be reasonably estimated. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. We will continue to update our accruals for these legal, governmental and regulatory proceedings as facts and circumstances change. See Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements.

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables at December 31, 2013 and increases (decreases) over prior periods:

		Increases (Decreases) From
		December 31, 2012		December 31, 2011
	December 31, 2013	$	%	$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$23,568	$(5,733)	(19.6)%	$(14,667)	(38.4)%
Second lien	3,016	(622)	(17.1)	(1,462)	(32.6)
Total real estate secured receivables(1)	26,584	$(6,355)	(19.3)%	$(16,129)	(37.8)%
Personal non-credit card	—	—	—	(5,196)	(100.0)
Other	—	—	—	(3)	(100.0)
Total receivables held for investment(2)	$26,584	$(6,355)	(19.3)%	$(21,328)	(44.5)%

Receivables held for sale:
First lien real estate secured	$2,047	$(975)	(32.3)%	$2,047	100.0%
Personal non-credit card	—	(3,181)	(100.0)	—	—
Total receivables held for sale(4)	$2,047	$(4,156)	(67.0)%	$2,047	100.0%

Total receivables and receivables held for sale:
Real estate secured:
First lien	$25,615	$(6,708)	(20.8)%	$(12,620)	(33.0)%
Second lien	3,016	(622)	(17.1)	(1,462)	(32.6)
Total real estate secured	28,631	(7,330)	(20.4)	(14,082)	(33.0)
Personal non-credit card	—	(3,181)	(100.0)	(5,196)	(100.0)
Other	—	—		(3)	(100.0)
Total receivables held for investment and held for sale(3)	$28,631	$(10,511)	(26.9)%	$(19,281)	(40.2)%

(1)
At December 31, 2013, December 31, 2012 and December 31, 2011, real estate secured receivables held for investment includes $879 million, $2,109 million and $5,937 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)
As discussed below, as a result of the transfer of certain real estate secured receivables to held for sale during 2013 and 2012 and the transfer of our entire portfolio of personal non-credit card receivables to held for sale during 2012, the trend for changes in receivable balances between December 31, 2013 and December 31, 2012 and 2011 reflects more than the change in the underlying receivables.

(3)
At December 31, 2013, December 31, 2012 and December 31, 2011, approximately 58 percent of our real estate secured receivables and real estate secured receivables held for sale have been either modified and/or re-aged.

(4)
See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured and personal non-credit card receivables held for sale balances between periods.

HSBC Finance Corporation

Real estate secured receivables held for investment  The decrease since December 31, 2012 and December 31, 2011 reflects the continued liquidation of the real estate secured receivable portfolio which will continue going forward as well as the transfer of real estate secured receivables to held for sale with a carrying value prior to transfer of approximately $2,506 million and $4,964 million during 2013 and 2012, respectively. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above. The underlying fair value of these receivables has improved during 2013 as the fair value estimates for real estate secured receivables increased to 83 percent at December 31, 2013 from 71 percent at December 31, 2013. This improvement reflects improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for real estate secured receivables.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which could adversely impact our provision for credit losses. The following table presents LTV ratios for our real estate secured receivable portfolio held for investment as of December 31, 2013 and December 31, 2012. The improvement in LTV ratios at December 31, 2013 primarily reflects improvements in home prices in many markets, as discussed above.

	LTV Ratios (1)(2)(3)
	December 31, 2013		December 31, 2012
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	41%	15%	37%	13%
80% ≤ LTV < 90%	18	12	17	10
90% ≤ LTV < 100%	17	17	16	16
LTV ≥ 100%	24	56	30	61
Average LTV for portfolio	84	103	87	108
Average LTV for LTV>100%	114	120	119	125

(1)
LTV ratios for first liens are calculated using the receivable balance, excluding any accrued finance income, as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies). LTV ratios for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property's appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency's (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may significantly differ from the estimated values used for purposes of this disclosure.

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPI's available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the December 31, 2013 and December 31, 2012 information in the table above reflects current estimated property values using HPIs as of September 30, 2013 and September 30, 2012, respectively.

(3)	Excludes the purchased receivable portfolios which totaled $831 million, $931 million and $1.1 billion at December 31, 2013, December 31, 2012 and December 31, 2011, respectively.
Personal non-credit card receivables As previously discussed, during the second quarter of 2012, we transferred our entire personal non-credit card receivable portfolio to held for sale. On April 1, 2013, we completed the sale of our personal non-credit card receivable portfolio as more fully discussed in Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements.
Receivables held for sale  Receivables held for sale totaled $2,047 million at December 31, 2013 compared with $6,203 million at December 31, 2012. There were no receivables held for sale at December 31, 2011. The decrease since December 31, 2012 reflects the sale of real estate secured receivables with a carrying value of $3,127 million during 2013, short sales of receivables held for sale which occurred during 2013, the transfer of receivables held for sale to REO and the sale of our personal non-credit card receivable portfolio on April 1, 2013 as previously discussed. The decrease was partially offset by the transfer of additional real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies into receivables held for sale with a fair value of approximately $2,130 million at the time transfer during 2013 as discussed above. The decrease was also partially offset by an increase during 2013 in

HSBC Finance Corporation

the fair value of the real estate receivables held for sale. See Note 7, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

Real Estate Owned

The following table provides quarterly information regarding our REO properties:

		Quarter Ended
	Full Year 2013	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Full Year 2012	Full Year 2011
Number of REO properties at end of period	4,149	4,149	4,599	3,984	3,242	2,914	3,446
Number of properties added to REO inventory in the period	9,524	2,008	2,727	2,659	2,130	6,697	10,957
Average loss (gain) on sale of REO properties(1)	.8%	(.2)%	.4%	.1%	3.4%	6.3%	8.2%
Average total loss on foreclosed properties(2)	51.5%	51.9%	51.2%	50.3%	52.5%	54.4%	55.5%
Average time to sell REO properties (in days)	154	157	150	150	160	172	185

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

As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. As of December 31, 2013, we have resumed processing suspended foreclosure actions in substantially all states and have referred substantially all of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states. The number of REO properties at December 31, 2013 increased as we added 9,524 properties to REO inventory during 2013 as we continued to work through the backlog in foreclosure activities driven by the temporary suspension of foreclosures as discussed above. The number of REO properties added to inventory during 2014 will be impacted by our receivable sale program as many of the properties currently in the process of foreclosure will be sold prior to our taking title and, to a lesser extent,will be impacted by the extended foreclosure timelines.
The average loss on sale of REO properties and the average total loss on foreclosed properties for full year 2013 improved as compared with full year 2012 primarily due to improvements in home prices during 2013.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  In the following table which summarizes net interest income, interest expense includes $30 million and $95 million during 2012 and 2011 that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations. During 2013, there was no interest expense allocated to our discontinued operations.

HSBC Finance Corporation

Year Ended December 31,	2013	%(1)	2012	%(1)	2011	%(1)
	(dollars are in millions)
Finance and other interest income	$2,438	6.09%	$3,423	7.14%	$4,122	7.11%
Interest expense	1,370	3.42	1,807	3.77	2,441	4.21
Net interest income	$1,068	2.67%	$1,616	3.37%	$1,681	2.90%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during 2013 due to the following:

•
Average receivable levels decreased largely as a result of the sale of our portfolio of personal non-credit card receivables on April 1, 2013 as well as real estate secured receivable liquidation, including receivable sales.

•
Overall receivable yields decreased during 2013 as a result of a significant shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as a result of the sale of our higher yielding personal non-credit card receivable portfolio and continued run-off in our second lien real estate secured receivables portfolio. While overall receivable yields decreased, receivable yields in our real estate secured receivable portfolio during 2013 were essentially flat. Prior to the sale of our personal non-credit card receivable portfolio on April 1, 2013, yields in our personal non-credit card receivable portfolio had been positively impacted in 2013 by a lower percentage of nonaccrual receivables as compared with the prior year.

•	Interest expense decreased resulting from lower average borrowings.
Net interest income decreased during 2012 reflecting lower average receivables as a result of receivable liquidation, partially offset by higher overall receivable yields as discussed below and lower interest expense due to lower average borrowings and lower average rates. Overall receivable yields increased during 2012 as receivable yields were positively impacted by the transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale in the second quarter of 2012 as these receivables are now carried at the lower of amortized cost or fair value which reduces average receivable balances while interest income otherwise remains the same. Excluding the impact of the transfer of these receivables to held for sale from the calculation of average receivable balances, overall receivable yields were essentially flat during 2012 as slightly higher real estate secured receivable yields and higher personal non-credit card receivable yields were largely offset by the impact of a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured receivables and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. Yields in our real estate secured receivable portfolio increased slightly during 2012 due to changes in yield assumptions on receivables participating in payment incentive programs partially offset by a higher percentage of nonaccrual real estate secured receivables due to our earlier temporary suspension of foreclosure activities. Yields in our personal non-credit card receivable portfolio increased during 2012 due to a lower percentage of nonaccrual receivables as compared with the prior year.
The overall yield on all interest earning assets during 2012 was positively impacted by a shift in mix of interest earning assets to include a lower percentage of investments which have significantly lower yields than our receivable portfolios resulting from changes made in our overall investment strategy beginning in the fourth quarter of 2011, partially offset by the impact of investing the proceeds of the sale of our Card and Retail Services business in lower yielding interest bearing deposits with banks and securities purchased under agreements to resell for a period of time in 2012 before using the proceeds to pay down debt. Additionally, net interest income in 2011 benefited from an increase in our estimate of interest receivable relating to income tax receivables of $117 million due to the resolution of an issue with the IRS Appeals' Office during the second quarter of 2011 which was recorded as a component of finance and other interest income.
Net interest margin was 2.67 percent in 2013, 3.37 percent in 2012 and 2.90 percent in 2011. The decrease in net interest margin during 2013 was driven by the lower overall receivable yields largely due to the sale of our higher yielding personal non-credit card receivable portfolio as discussed above, partially offset by a lower cost of funds as a percentage of average interest earning assets. Net interest margin in 2012 was impacted by the transfer of receivables to held for sale during the second quarter of 2012 as these receivables are now carried at the lower of amortized cost or fair value which reduces average interest earning assets while interest income otherwise remains the same. Excluding the impact of this item from 2012, net interest margin remained higher in 2012 driven by a lower cost of funds as a percentage of average interest earning assets as overall receivable yields were essentially flat as discussed above.

HSBC Finance Corporation

The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

	2013		2012
	(dollars are in millions)
Net interest income/net interest margin from prior year	$1,616	3.37%	$1,681	2.90%
Impact to net interest income resulting from:
Lower asset levels	(687)		(554)
Receivable yields	(285)		(39)
Interest related to income tax receivables	(5)		(114)
Cost of funds (rate and volume)	438		634
Other	(9)		8
Net interest income/net interest margin for current year	$1,068	2.67%	$1,616	3.37%
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
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

Year Ended December 31,	2013	2012	2011
	(in millions)
Provision for credit losses:
Real estate secured	$29	$2,209	$3,985
Personal non-credit card	(50)	15	433
Total	$(21)	$2,224	$4,418
Our provision for credit losses decreased significantly during 2013 as compared with 2012 as discussed below:

•
The provision for credit losses for real estate secured loans significantly improved reflecting the impact of lower loss estimates due to lower receivable levels, lower dollars of delinquency on accounts less than 180 days contractually delinquent as compared with the prior year and improved credit quality during 2013. The improvement also reflects, in part, the transfer of certain real estate secured receivables to held for sale during 2013 as well as during the second quarter of 2012. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The improvement in the provision for credit losses for 2013 also reflects lower new TDR Loan volumes and lower reserve requirements on TDR Loans resulting from improvements in loss and severity estimates based on recent trends in the portfolio.

•
As previously discussed, during the second quarter of 2012 we transferred our entire personal non-credit card receivable portfolio to held for sale. Subsequent to the transfer to held for sale no further provision for credit losses were recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The provision for credit losses for 2013 and 2012 reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not transferred to held for sale because there were no receivable balances outstanding as well as $10 million and $81 million in 2013 and 2012, respectively, of cash proceeds received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables.

Net charge-offs totaled $1,321 million during 2013 compared with $2,604 million during 2012. The decrease reflects the impact of the transfer of our personal non-credit card receivable portfolio to held for sale in the second quarter of 2012 as well as, to a lesser extent, the transfer of certain real estate secured receivables to held for sale during 2013 and 2012 as there are no longer any charge-offs associated with the receivables after the transfer to held for sale which impacts comparability between the periods. The decrease in net charge-offs during 2013 also reflects lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices. See “Credit Quality” for further discussion of our net charge-offs.
Credit loss reserves at December 31, 2013 decreased as compared with December 31, 2012 as the provision for credit losses was lower than net charge-offs by $1,342 million during 2013. The decrease compared with December 31, 2012 reflects lower reserve requirements on TDR Loans, lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at December 31, 2013 due to lower new TDR Loan volumes as well as the impact of improvements in loss and severity estimates based on recent trends in the portfolio.

HSBC Finance Corporation

The decrease also reflects the transfer to held for sale of additional real estate secured receivables during 2013 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $164 million during 2013 and was recognized as an additional charge-off at the time of the transfer to held for sale. The provision as a percent of average receivables was (.1) percent in 2013 and 5.6 percent in 2012. See “Credit Quality” for further discussion of credit loss reserves.
During 2013 we experienced improvements in delinquency on accounts less than 180 days contractually delinquent and improvements in charge-off levels as a result of the modest improvements in the U.S. economy and early stage recovery in the housing market during 2013. While we anticipate these trends may continue into 2014, our performance in 2014 is largely dependent upon macro-economic conditions which include, among other things, the continued recovery of the housing market, instability in employment levels and the pace and extent of the economic recovery, all of which are outside of our control. Accordingly, our results for the year ended December 31, 2013 or any prior periods should not be considered indicative of the results for any future periods.
Our provision for credit losses decreased during 2012 as compared with 2011 as discussed below:

•
The provision for credit losses for real estate secured loans decreased significantly during 2012 reflecting the impact of lower loss estimates due to lower receivable levels, lower dollars of delinquency on accounts less than 180 days contractually delinquent, improved credit quality and lower volumes of new TDR Loans during 2012. The decrease also reflects, in part, the transfer of certain real estate secured receivables to held for sale during the second quarter of 2012. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The decrease in the provision for credit losses during 2012 was partially offset by a change in the loss emergence period used in our roll rate migration analysis. As discussed more fully in Note 6, "Credit Loss Reserves," in the accompanying consolidated financial statements, during the fourth quarter of 2012 we extended our loss emergence period to 12 months which increased the provision for credit losses during the fourth quarter of 2012 by approximately $350 million. The decrease in the provision for credit losses for 2012 also reflects the impact of lower reserve requirements on TDR Loans as greater percentage of TDR Loans are carried at the lower of amortized cost or fair value of the collateral less cost to sale, partially offset by updates in prepayment speeds and yield assumptions used in the discounted cash flow methodology as well as the impact of the classification during the fourth quarter of 2012 of certain bankrupt accounts as TDR Loans.

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

Net charge-off dollars totaled $2,604 million during 2012 compared with $3,978 million during 2011. The decrease reflects the impact of the transfer of our personal non-credit card receivable portfolio as well as certain real estate secured receivables to held for sale as there are no longer any charge-offs associated with the receivables after the transfer to held for sale which impacts comparability between the periods. The decrease also reflects lower receivable levels and lower delinquency levels on accounts less than 180 days contractually delinquent as well as lower levels of personal bankruptcy filings and improvements in economic conditions. See “Credit Quality” for further discussion of our net charge-offs.
Credit loss reserves at December 31, 2012 are not comparable to December 31, 2011 as a result of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a substantial majority of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. As a result, credit loss reserves at June 30, 2012 and forward are only associated with real estate secured receivables held for investment. Excluding the impact of these transfers of receivables to held for sale, credit loss reserves decreased as compared with December 31, 2011 due to lower receivable levels, improved credit quality, including lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent and lower reserve requirements for TDR Loans, partially offset by the impact of the changes to the loss emergence period used in our roll rate migration analysis as discussed previously. Reserve requirements on TDR Loans were lower at December 31, 2012 due to a greater percentage of TDR Loans being carried at the lower of amortized cost or fair value of the collateral less cost to sell, partially offset by updates in prepayment speeds and yield assumptions used in the discounted cash flow methodology as well

HSBC Finance Corporation

as the classification during the fourth quarter of 2012 of certain bankrupt accounts as TDR Loans as previously discussed. The provision as a percent of average receivables was 5.6 percent in 2012 and 8.5 percent in 2011. See “Credit Quality” for further discussion of credit loss reserves.
See “Critical Accounting Policies,” “Credit Quality” and “Analysis of Credit Loss Reserves Activity” for additional information regarding our loss reserves. See Note 6, “Credit Loss Reserves,” in the accompanying consolidated financial statements for additional analysis of loss reserves.
Other Revenues  The following table summarizes the components of other revenues:

Year Ended December 31,	2013	2012	2011
	(in millions)
Derivative related income (expense)	$145	$(207)	$(1,146)
Gain (loss) on debt designated at fair value and related derivatives	228	(449)	1,164
Servicing and other fees from HSBC affiliates	26	35	20
Lower of amortized cost or fair value adjustment on receivables held for sale	536	(1,529)	1
Other income	(54)	31	101
Total other revenues	$881	$(2,119)	$140
Derivative related income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles, ineffectiveness on derivatives which are qualifying hedges and, in 2013, a derivative loss recognized on the termination of hedges on certain debt as discussed more fully below. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related income (expense) for the years ended December 31, 2013, 2012 and 2011:

Year Ended December 31,	2013	2012	2011
	(in millions)
Net realized gains (losses)	$(105)	$(170)	$(101)
Mark-to-market on derivatives which do not qualify as effective hedges	420	(57)	(1,080)
Hedge accounting ineffectiveness	29	20	35
Derivative loss recognized on termination of hedges	(199)	—	—
Total	$145	$(207)	$(1,146)
Derivative related income (expense) improved during 2013. As previously discussed, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At December 31, 2013, we had $3.1 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. In January 2013, we terminated $2.5 billion of non-qualifying hedges to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC USA Inc. in December 2012 and revisions in our estimates of the prepayment speeds on the underlying mortgages we are funding. Our remaining non-qualifying hedges at December 31, 2013 were primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 10.4 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they economically lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets when considered in conjunction with variable rate borrowings.
Rising long-term interest rates during 2013 had a positive impact on the mark-to-market for this portfolio of swaps during the year. Net realized losses improved during 2013 due to lower interest settlements during 2013 as we held fewer hedge positions. Ineffectiveness during 2013 was primarily related to our cross currency cash flow hedges that are approaching maturity.
As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX, which is a related but unconsolidated entity, issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. In October 2013, U.S. Regulators published a final rule in the

HSBC Finance Corporation

Federal Register implementing the Basel III capital framework under which the trust preferred securities will no longer qualify as Tier I capital. In anticipation of these changes as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, in 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to income of $199 million of unrealized losses previously accumulated in other comprehensive income during 2013.
Derivative related income (expense) improved during 2012. At December 31, 2012, we had $6.2 billion of interest rate swaps of which $5.6 billion were outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). These non-qualifying hedges were primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 12.9 years. During 2012 we terminated $3.0 billion of these non-qualifying hedges. An overall decrease in long-term U.S. interest rates during 2012 resulted in a loss on the mark-to-market on this portfolio of swaps during the year. Net realized losses during 2012 reflects the impact of falling short-term U.S. interest rates. Ineffectiveness income during 2012 reflects changes in the market value of our cash flow and fair value hedges due to decreases in overall interest rates during the year.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for the year ended December 31, 2013 or any prior periods should not be considered indicative of the results for any future periods.
Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. See Note 10, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain (loss) on debt designated at fair value and related derivatives.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates decreased during 2013 due to lower servicing revenue reflecting lower levels of real estate secured receivables being serviced as well as a decrease in services provided for HSBC affiliates. Servicing and other fees from HSBC affiliates increased during 2012 primarily due to higher rental revenue from HTSU as a result of changes in rental rate allocations which took effect during the second quarter of 2012.
Lower of amortized cost or fair value adjustment on receivables held for sale during 2013 totaled income of $536 million primarily reflecting an increase in the fair value of the real estate receivables held for sale during 2013 which included a partial offset of $212 million related to the initial transfer of additional real estate secured receivables to held for sale during 2013 at the lower of amortized cost or fair value as well as a decrease in the fair value of the personal non-credit card receivables held for sale during the first quarter of 2013. As previously discussed, the increase in the relative fair value of the real estate secured receivables held for sale is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables. The reduction in fair value of $212 million related to the transfer of additional real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell to held for sale during 2013 as discussed above, all of which was attributable to non-credit related factors.
During the second quarter of 2012, we transferred certain real estate secured receivables and our entire personal non-credit card receivable portfolio to receivables held for sale. This resulted in a lower of amortized cost or fair value adjustment during 2012 of $1,529 million which was recorded as a component of other revenues.
See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Other income decreased during 2013 due to an increase in the estimated repurchase liability, primarily related to receivables sold by Decision One Mortgage LLC ("Decision One") in prior years, losses on sales of real estate secured and personal non-credit card receivables as previously discussed and lower credit insurance commissions, partially offset by servicing fees received for servicing the personal non-credit card receivables sold on April 1, 2013 on an interim basis as previously discussed. Other income decreased during 2012 due to lower credit insurance commissions, an increase in the estimated repurchase liability for receivables sold by Decision One Mortgage LLC in prior years as well as a reversal during the first quarter of 2012 of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which was refunded during the first quarter of 2013. While we increased the estimated repurchase liability during both 2013 and 2012, the increase was larger during 2013 than during 2012.
Our reserve for potential repurchase liability of $116 million at December 31, 2013 represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all of our loan sales. Our repurchase liability exposures relate primarily to receivables sold by Decision One in previous years. Because the level of loan

HSBC Finance Corporation

repurchase losses are dependent upon investor strategies for bringing claims or pursuing legal action for losses incurred, the level of the liability for loan repurchase losses requires significant judgment. As we have limited information of the losses incurred by investors, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $62 million at December 31, 2013 related to claims that have been filed.
Operating Expenses  Compliance costs continued to be a significant component of our operating expenses totaling $75 million in 2013 compared with $224 million in 2012 and $58 million in 2011 primarily within other servicing and administrative expenses. While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements and continuing compliance of the Federal Reserve Servicing Consent Order, our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review has positively impacted our compliance cost trends as the significant resources working on the Independent Foreclosure Review are no longer required.
The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which have not necessarily declined in line with the run-off of our loan portfolio, which will continue in future periods.

Year Ended December 31,	2013	2012	2011
	(in millions)
Salaries and employee benefits	$229	$183	$158
Occupancy and equipment expenses, net	36	44	51
Real estate owned expenses	74	90	206
Other servicing and administrative expenses	312	487	570
Support services from HSBC affiliates	281	310	270
Operating expenses	$932	$1,114	$1,255
Salaries and employee benefits increased during 2013 reflecting increased staffing associated with the transfer of certain employees to HSBC Finance Corporation who had previously been centralized in North America and whose salary and employee benefits were previously allocated to us but support the activities of HSBC Finance Corporation. Beginning on January 1, 2013, the salary and employee benefits related to these employees are now reported within HSBC Finance Corporation. The increase in 2013 also reflects higher staff levels since the second quarter of 2012 related to processing foreclosures as well as compliance matters, partially offset by the conversion of the personal non-credit card receivables to the Purchaser's system on September 1, 2013 which also resulted in the transfer of over 200 employees to the Purchaser as discussed more fully in Note 7, "Receivables Held for Sale." Salaries and employee benefits increased in 2012 as a result of recording $17 million associated with our supplemental retirement plan due to a number of large lump-sum payments made during the third quarter which triggered a settlement charge. The increase in 2012 also reflects increased staffing related to processing foreclosures as well as compliance matters. The increases salaries and employee benefits in both 2013 and 2012 were both partially offset by the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Occupancy and equipment expenses, net decreased in 2013 and 2012 reflecting the continuing reduced scope of our business operations.
Real estate owned expenses decreased during 2013 reflecting lower estimated losses on REO property as a result of improvements in home prices, partially offset by higher holding costs for REO properties due to a higher average number of REO properties held during 2013. The decrease in REO expense in 2012 reflects lower holding costs for REO properties due to a decrease in the number of REO properties held during the year and lower losses on REO properties reflecting a greater mix of REO properties sold for which we had accepted a deed-in-lieu and a shorter time to sell the properties, both of which results in lower losses. Additionally, the lower losses on sales of REO properties in 2012 also reflects fewer REO properties sold during the year as fewer REO properties were available for sale as a result of the temporary suspension of foreclosure activities.
Other servicing and administrative expenses in 2012 included $85 million related to regulatory mortgage servicing matters as discussed more fully in Note 22, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements. Excluding this item from the prior year, other servicing and administrative expenses in 2013 remained lower reflecting lower fees for consulting services related to various cost initiatives and foreclosure remediation efforts associated with the requirements of the Federal Reserve Servicing Consent Order, including the cessation of the Independent Foreclosure Review, partially offset by higher expenses for lender-placed hazard insurance. The decrease in 2013 also reflects continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs, including a reduction in an accrual related to regulatory mortgage servicing matters of $14 million. Other servicing and administrative expenses in 2012 and 2011 included expenses related to regulatory mortgage servicing matters of $85 million and $157 million, respectively, and in 2011 other servicing and administrative expenses also included higher legal reserves reflecting increased exposure estimates on litigation of $150 million.

HSBC Finance Corporation

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
Support services from HSBC affiliates decreased during 2013 as support services from HSBC affiliates reflects lower technology and compliance support costs as well as the impact of certain employees who had previously been centralized in North America and billed to HSBC Finance Corporation now being reported within salaries and employee benefits of HSBC Finance Corporation effective January 1, 2013 as discussed above. Support services from HSBC affiliates increased during 2012 reflecting higher allocations from HTSU for support services largely due to changes in rental rate allocations which took effect during the second quarter of 2012 and increased compliance costs, partially offset by lower fees for servicing real estate secured receivables.
Efficiency Ratio from continuing operations was 47.8 percent in 2013 compared with (235.5) percent in 2012 and 65.5 percent in 2011. Our efficiency ratio from continuing operations in all periods was impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option. Excluding this change in fair value attributable to credit spreads from the periods presented, our efficiency ratio remained improved during 2013 as a result of significantly higher other revenues driven by an increase in the fair value of real estate secured receivables held for sale as discussed above and, to a lesser extent, improvements in derivative related income (expense) as well as lower operating expenses, partially offset by lower net interest income. Excluding the change in fair value attributable to credit spreads from the periods presented, our efficiency ratio remained deteriorated during 2012 as compared with 2011 due to the initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during June 2012 and lower net interest income, partially offset by improvements in derivative related income (expense) and lower operating expenses.
Income taxes Our effective tax rate was 31.3 percent in 2013 compared with (36.9) percent in 2012 and (38.1) percent in 2011. For a complete analysis of the differences between effective tax rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate, see Note 12, "Income Taxes," in the accompanying consolidated financial statements.

Segment Results – IFRSs Basis

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. Prior to the first quarter of 2009, the Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees. Our segment results are reported on a continuing operations basis.
Previously we reported our corporate and treasury activities, which included the impact of FVO debt, in the All Other caption in our segment reporting. With the completion of the sale of our Insurance business on March 29, 2013 as more fully discussed in Note 3, “Discontinued Operations,” our corporate and treasury activities are now solely supporting our Consumer Lending and Mortgage Services businesses. As a result, beginning in 2013, we now report these activities within the Consumer Segment and no longer present an “All Other” caption within segment reporting. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in measurement or composition of our segment reporting other than the item discussed above as compared with the presentation in our 2012 Form 10-K.
We report financial information to our parent, HSBC, in accordance with IFRSs. Our segment results are presented in accordance with IFRSs (a non-U.S. GAAP financial measure) on a legal entity basis as operating results are monitored and reviewed and trends are evaluated on an IFRSs basis. However, we continue to monitor liquidity and capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.

HSBC Finance Corporation

Consumer Segment  The following table summarizes the IFRSs results for our Consumer segment for the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31,	2013	2012	2011
	(dollars are in millions)
Net interest income	$2,031	$2,540	$2,881
Other operating income	(413)	(960)	(577)
Total operating income	1,618	1,580	2,304
Loan impairment charges	711	2,556	4,913
Net interest income and other operating income after loan impairment charges	907	(976)	(2,609)
Operating expenses	857	1,014	1,164
Income (loss) before tax	$50	$(1,990)	$(3,773)
Net interest margin	5.02%	5.23%	5.10%
Efficiency ratio	53.0	64.2	50.5
Return after-tax on average assets ("ROA")	.2	(2.4)	(3.8)

Balances at end of period:
Customer loans	$29,262	$37,556	$48,135
Assets	39,503	47,820	53,530
2013 income before tax compared with 2012 Our Consumer segment reported income before tax during 2013 as compared with a loss before tax during 2012. The improvement reflects significantly lower loan impairment charges, higher other operating income and lower operating expenses, partially offset by lower net interest income. Higher other operating income in 2013 was partially offset by the loss on sale of our personal non-credit card loan portfolio and several pools of real estate secured loans as discussed below.
Loan impairment charges improved significantly during 2013. In the second quarter of 2013, we updated our review under IFRSs to reflect the period of time after a loss event that a loan remains current before delinquency is observed which resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months. This resulted in an incremental loan impairment charge of approximately $110 million under IFRSs during the second quarter of 2013. Excluding the impact of this incremental loan impairment charge in 2013, loan impairment charges remained significantly lower during 2013 as discussed below:

•
The decrease in loan impairment charges for the real estate secured loan portfolio during 2013 reflects lower levels of new impaired loans as well as significant improvements in market value adjustments on loan collateral driven by improvements in home prices. The decrease also reflects lower loan balances outstanding as the portfolio continues to liquidate as well as lower loss estimates due to lower delinquency levels as compared with 2012.

•
Loan impairment charges for personal non-credit card loans decreased during 2013 as compared with 2012. As previously discussed, our portfolio of personal non-credit card receivables was sold on April 1, 2013.

Loan impairment charges were $366 million lower than net charge-offs during 2013 compared with loan impairment charges lower than net charge-offs of $320 million during 2012. Loan impairment allowances decreased to $2,960 million at December 31, 2013 from $4,414 million at December 31, 2012 as a result of lower levels of new impaired loans, improvements in market value adjustments on loan collateral due to improvements in home prices and lower delinquency levels. The lower levels of new impaired loans reflect the impact of lower loan levels and improved economic conditions. The decrease also reflects the impact of the transfer of real estate secured loans to held for sale during 2013 which had loan impairment allowances totaling $578 million at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale. The decrease in 2013 was partially offset by an increase in loan impairment allowances of $110 million related to the change in the estimated average period of time from a loss event occurring and its ultimate write-off for real estate loans collectively evaluated for impairment as discussed above.
As discussed previously, we have identified a pool of real estate secured loans we intend to sell, although this pool of real estate secured loans did not qualify for classification as held for sale under IFRSs as of December 31, 2013. During 2013, we sold real estate secured loans to a third-party investor with an aggregate unpaid principal balance of $5,685 million (aggregate carrying value after loan impairment allowance of $3,265 million) and recorded an aggregate loss of $153 million as a result of these

HSBC Finance Corporation

transactions. Assuming we had completed the sale of the entire pool of real estate secured loans held for sale under U.S. GAAP on December 31, 2013, based on market values at that time, we would have recorded a loss of approximately $230 million before consideration of transaction costs.
During February 2014, we commenced active marketing to sell a further portion of our real estate secured loans. At that time, the sale was considered highly probable and these loans were classified as held for sale under IFRSs. As of December 31, 2013, these loans had an unpaid principal balance of approximately $1.4 billion and a carrying amount before impairment allowance, but including the effect of write-downs, of approximately $1.1 billion. We expect to complete the sale of these loans in the second quarter of 2014.
Net interest income decreased during 2013 due to lower average loan levels primarily as a result of the sale of our portfolio of personal non-credit card loans on April 1, 2013 and lower overall loan yields, partially offset by lower interest expense. Overall loan yields decreased during 2013 as a result of the sale of our higher yielding personal non-credit card loan portfolio which resulted in a significant shift in mix to higher levels of lower yielding first lien real estate secured loans, partially offset by the impact of improved credit quality for real estate secured loans and lower levels of impaired personal non-credit card loans prior to the sale of the portfolio. Lower interest expense during 2013 reflects lower average borrowings and a lower cost of funds. Net interest margin decreased during 2013 reflecting the lower overall loan yields as discussed above, partially offset by the lower cost of funds as a percentage of average interest earning assets.
Other operating income improved during 2013 as compared with 2012. The following table summarizes significant components of other operating income for the periods presented:

Year Ended December 31,	2013	2012
	(in millions)
Trading income (loss)(1)	$76	$(225)
Loss from debt designated at fair value	(107)	(784)
Loss on sale of personal non-credit card loan portfolio	(271)	—
Loss on sale of real estate secured receivables	(153)	—
Other	42	49
Total other operating income	$(413)	$(960)

(1)
Trading income (loss) primarily reflects activity on our portfolio of non-qualifying hedges and, for 2013, a derivative loss on the termination of a hedge relationship as well as provisions for mortgage loan repurchase obligations.

Trading income (loss) improved during 2013 largely due to improvements in income associated with non-qualifying hedges due to rising long-term interest rates. These improvements were partially offset by an increase in the estimated repurchase liability for receivables sold as previously discussed and a $199 million derivative loss recognized on the termination of interest rate swaps associated with a hedge relationship. Income (loss) from debt designated at fair value improved during 2013 as a result of rising long-term interest rates, partially offset by a tightening of our credit spreads. Other operating income also reflects lower losses on REO properties as a result of improvements in home prices and lower credit insurance commissions as well as losses on sales of pools of real estate secured and personal non-credit card loans. Other operating income for 2012 includes a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which was refunded during the first quarter of 2013.
As previously discussed, on April 1, 2013 we sold our portfolio of personal non-credit card loans which had previously been classified as held for sale. As a result of this transaction, we recorded a loss of $271 million during the second quarter of 2013 which was recorded as a component within other operating income.
Operating expenses decreased during 2013 reflecting lower fees for consulting services related to various cost initiatives and foreclosure remediation efforts associated with the requirements of the Federal Reserve Servicing Consent Order, including the cessation of the Independent Foreclosure Review and a reduction in an accrual related to regulatory mortgage servicing matters of $54 million. These decreases were partially offset by an increase in pension expense of $28 million during 2013 as a result of a change in accounting requirements related to interest costs effective January 1, 2013 as well as higher REO expenses due to a higher average number of REO properties held during the year. Operating expenses during 2012 also included an $85 million provision relating to regulatory mortgage servicing matters.
The efficiency ratio improved during 2013 due to higher other operating income and lower operating expenses, partially offset by lower net interest income as discussed above.

HSBC Finance Corporation

ROA improved during 2013 primarily driven by lower loan impairment charges, higher other operating income and lower operating expenses and the impact of lower average assets.
2012 loss before tax compared with 2011 Our Consumer segment reported a lower loss before tax during 2012 due to lower loan impairment charges and lower operating expenses, partially offset by lower other operating income and lower net interest income.
Loan impairment charges were significantly lower during 2012 as discussed below.

•
Loan impairment charges for the real estate secured loan portfolios decreased significantly during 2012 as compared with 2011. During 2011 loan impairment charges included higher estimated costs to obtain the underlying property securing the loan and the impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral as well as foreclosure delays on real estate secured loans which resulted in higher reserve requirements during 2011 due to the delay in the timing of estimated cash flows to be received. The decrease during 2012 also reflects lower loan balances outstanding as the portfolios continue to liquidate as well as lower loss estimates due to lower delinquency levels as compared with the prior year. Loan impairment charges during 2012 and 2011 were impacted by the discounting of estimated future amounts to be received on real estate loans which have been written down to fair value less cost to obtain and sell the collateral, although the impact was higher in 2011. The decrease in loan impairment charges was partially offset by an incremental loan impairment charge of approximately $200 million during the fourth quarter of 2012 associated with the completion of a review which concluded that the estimated average period of time from current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) under IFRSs. The decrease in 2012 was also partially offset by higher reserve requirements for impaired loans due to changes in expectations in prepayment speeds and yield assumptions used in the discounted cash flow methodology.

•
Loan impairment charges for personal non-credit card loans were essentially flat as compared with the 2011 as the impact of lower loan balances was offset by a lower benefit from improved credit quality than during 2011.

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
During 2012, loan impairment charges were $320 million lower than net charge-offs while loan impairment charges were $758 million greater than net charge-offs during 2011. During 2012, we decreased loan impairment allowances to $4,414 million from $5,872 million reflecting the impact of the transfer of personal non-credit card loans to loans held for sale which had loan impairment allowances totaling $705 million at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale. The decrease in loan impairment allowances also reflects the lower overall delinquency levels in 2012 due to improvements in economic conditions. The decrease in loan impairment allowances was partially offset by higher reserve requirements for impaired loans due to updates in prepayment speeds and yield assumptions used in the discounted cash flow methodology.
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
Historically, severity estimates were determined based on the average total losses incurred at the time the loans were transferred to REO. Due to the significant reduction in loans transferred to REO during 2011, as a result of foreclosure delays and concentrations in the mix of loans transferring to REO in certain states that are no longer representative of our portfolio of loans requiring loan impairment allowances, we determined that the best estimate of severity should be based on a rolling average of several months recent data using the most recently available information. As part of this review, we also increased the granularity of certain segments used to establish impairment provisions to include specific characteristics of the portfolios such as year of origination,

HSBC Finance Corporation

location of the property and underlying economic factors affecting the location in which the property is located. Segmenting the portfolio based on these risk characteristics provides greater risk differentiation based on the underlying trends in our portfolio. We believe these enhancements to the credit loss reserve estimation process were responsive to the changing environment and will result in loan impairment allowances that will be more responsive to the changing portfolio characteristics in the future as the loan portfolio continues to run-off.
Net interest income decreased during 2012 primarily due to lower average loan levels as a result of loan liquidation and higher overall loan yields, partially offset by lower interest expense. Higher overall loan yields reflect higher yields in our real estate secured loan portfolio due to changes in yield assumptions on receivables participating in payment incentive programs, partially offset by higher levels of impaired real estate secured loans. Higher yields in our personal non-credit card loan portfolio reflect lower levels of impaired personal non-credit card loans. While overall loan yields increased, overall loan yields continued to be negatively impacted by a shift in mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a faster pace than first lien real estate secured loans. Additionally, during 2012, the overall yield in our loan portfolio was also negatively impacted by lower income recognition associated with the discounting of future estimated cash flows associated with real estate secured loans due to the passage of time. Lower interest expense during 2012 reflects lower average borrowings. Net interest margin increased during 2012 reflecting a lower cost of funds as a percentage of average interest earning assets and higher loan yields as discussed above.
Other operating income decreased during 2012 as compared with 2011. The following table summarizes significant components of other operating income for the periods presented:

Year Ended December 31,	2012	2011
	(in millions)
Trading loss(1)	$(225)	$(1,145)
Income (loss) from debt designated at fair value	(784)	571
Other	49	(3)
Total other operating income	$(960)	$(577)

(1)	Trading loss primarily reflects activity on our portfolio of non-qualifying hedges.
Trading loss improved during 2012 largely due to improvements in income associated with non-qualifying hedges due to changes in long-term interest rates. While long-term interest rates declined in both 2012 and 2011, the decrease was more pronounced in 2011. Trading losses in 2012 also reflect an increase in the estimated repurchase liability for receivables sold as previously discussed. The loss from debt designated at fair value in 2012 reflects changes in market movements on certain debt and related derivatives that mature in the near term as well as the impact of tightening in our credit spreads. Other operating income during 2012 also reflects lower credit insurance commissions and a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which were refunded during the first quarter of 2013, partially offset by lower losses on REO properties. Lower losses on REO properties during 2012 reflects fewer REO property sales during 2012 due to fewer REO properties available for sale as a result of our earlier temporary suspension of foreclosure activities.
Operating expenses during 2012 and 2011 were impacted by expenses of $85 million and $197 million, respectively, relating to regulatory mortgage servicing matters. Excluding the impact of these items in the periods presented, operating expenses remained higher during 2012 due to higher fees for consulting services and increased expenses relating to compliance matters, partially offset by lower holding costs on REO properties and lower third party collection costs as sales of charged-off accounts to third parties increased. Lower holding costs on REO properties reflects a significant decrease in the number of outstanding REO properties due to the temporary suspension of foreclosure activities previously discussed.
The efficiency ratio deteriorated during 2012 due to lower other operating income and lower net interest income, partially offset by lower operating expenses as discussed above.
ROA improved during 2012 primarily driven by lower loan impairment charges, partially offset by the impact of lower average assets.

HSBC Finance Corporation

Customer loans Customer loans for our Consumer segment consisted of the following:

	December 31, 2013	Increases (Decreases) From
		December 31, 2012		December 31, 2011
		$	%	$	%
	(dollars are in millions)
Loans:
Real estate secured	$29,262	$(8,294)	(22.1)%	$(13,507)	(31.6)%
Personal non-credit card	—	—	—	(5,366)	(100.0)
Total loans	$29,262	$(8,294)	(22.1)%	$(18,873)	—%
Loans held for sale:
Real estate secured	$—	$—	—%	$—	—%
Personal non-credit card(1)	—	(3,420)	(100.0)	—	—
Total loans held for sale	$—	$(3,420)	(100.0)%	$—	—%
Total loans and loans held for sale:
Real estate secured	$29,262	$(8,294)	(22.1)%	$(13,507)	(31.6)%
Personal non-credit card	—	(3,420)	(100.0)	(5,366)	(100.0)
Total loans and loans held for sale	$29,262	$(11,714)	(28.6)%	$(18,873)	(39.2)%

(1) On April 1, 2013, we completed the sale of our personal non-credit card loan portfolio which had been classified as held for sale at December 31, 2012.
Customer loans decreased to $29,262 million at December 31, 2013 as compared with $37,556 million at December 31, 2012 and $48,135 million at December 31, 2011. The decrease in our real estate secured loan portfolio reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed. The decrease also reflects the sale of real estate secured loans during 2013 with a carrying value of $3,265 million at the time of sale. As discussed above, we have decided to sell a pool of real estate secured loans meeting certain criteria, however, these real estate secured loans do not currently qualify for classification as held for sale under IFRSs.
See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

Credit Quality

Credit Loss Reserves  We maintain credit loss reserves to cover probable incurred losses of principal, interest and fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. For loans which have been identified as troubled debt restructures, credit loss reserves are maintained based on the present value of expected future cash flows discounted at the loans' original effective interest rates. We estimate probable losses for consumer receivables which do not qualify as TDR Loans using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. Loans with different risk characteristics are typically segregated into separate models and may utilize different periods of time for estimating the period of a loss occurring and its confirmation. This analysis also considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy, or loans have been re-aged or are subject to modification. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months' data using the most recently available information. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts or modification arrangements. When customer account management policies or changes thereto shift loans that do not qualify as a TDR Loan from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts that do not qualify as a TDR Loan have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors

HSBC Finance Corporation

considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, the credit performance of modified loans, loan product features such as adjustable rate loans, the credit performance of second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.
While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. We also consider key ratios, including reserves as a percentage of nonaccrual receivables and reserves as a percentage of receivables. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it likely that they will change.
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
In establishing reserve levels, given the general decline in U.S. home prices that has occurred since 2007, we anticipate that losses in our real estate secured receivable portfolios will continue to be incurred with greater frequency and severity than experienced prior to 2007. As a result of these conditions, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option. These housing market trends were exacerbated by the economic downturn during the last several years, including high levels of unemployment, and these industry trends continue to impact our portfolio. We have considered these factors in establishing our credit loss reserve levels, as appropriate.
As discussed in Note 5, "Receivables," in the accompanying consolidated financial statements, we historically utilized two different servicing platforms for real estate secured receivables which resulted in differences relating to how contractual delinquency was measured. In April 2013, we moved all closed-end real estate secured receivables onto one servicing platform and now the substantial majority of our real estate secured receivables utilize the same servicing platform with a consistent measurement of delinquency applied to these receivables.
The table below sets forth credit loss reserves and credit loss reserve ratios for the periods indicated. The transfer of our entire personal non-credit card portfolio to held for sale in 2012 and certain real estate secured receivables to held for sale during 2013 and 2012 has resulted in these receivables being carried at the lower of amortized cost or fair value and no longer have any associated credit loss reserves as previously discussed. Credit loss reserves and the related reserve ratios at December 31, 2013 and 2012 in the table below are only associated with real estate secured receivables held for investment which creates a lack of comparability between credit loss reserves and the related reserve ratios for the historical periods.

At December 31,	2013	2012	2011	2010	2009
	(dollars are in millions)
Credit loss reserves:(1)(3)	$3,273	$4,607	$5,952	$5,512	$7,275
Reserves as a percentage of:(2)(3)(4)
Receivables	11.1%	12.9%	11.6%	9.4%	10.0%
Nonaccrual receivables	166.6	140.1	81.0	76.9	87.4

(1)
At December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010, credit loss reserves include $52 million, $132 million, $425 million and $95 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property as previously discussed. We typically did not carry credit loss reserves for receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell at December 31, 2009.

(2)
These ratios are significantly impacted by changes in the level of real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies and are not classified as held for sale. The following table shows these ratios excluding these receivables and any associated credit loss reserves for all periods presented. As discussed above, the substantial majority of these receivables along with our entire personal non-credit card receivable portfolio were reclassified to held for sale and, therefore, are no longer

HSBC Finance Corporation

included in these amounts as of December 31, 2013 and 2012. As a result, the credit loss reserve ratios for December 31, 2013 and 2012 are not comparable with the credit loss reserve ratios for the historical periods.

At December 31,	2013	2012	2011	2010	2009
Reserves as a percentage of:
Receivables	11.3%	13.4%	12.0%	10.5%	11.7%
Nonaccrual receivables	256.2	320.5	235.0	184.3	147.6

(3)
Reserves associated with accrued finance charges, which totaled $326 million, $360 million, $387 million, $217 million and $292 million at December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010 and December 31, 2009, respectively, are reported within our total credit loss reserve balances noted above, although receivables, net charge-offs and nonaccrual receivables as reported generally exclude accrued finance charges. The credit loss reserve ratios presented in the table exclude any reserves associated with accrued finance charges.

(4)
Credit loss reserve ratios exclude receivables and nonaccrual receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

Credit loss reserves at December 31, 2013 decreased as compared with December 31, 2012 due to lower reserve requirements on TDR Loans, lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at December 31, 2013 due to lower levels of new TDR Loan volumes as well as the impact of improvements in loss and severity estimates based on recent trends in the portfolio. The decrease also reflects the transfer to held for sale of additional pools of real estate secured receivables during 2013 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $164 million during 2013 and was recognized as an additional charge-off at the time of the transfer to held for sale.
At December 31, 2013, 81 percent of our credit loss reserves are associated with TDR Loans held for investment which total $11,680 million and are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves at December 31, 2013 and provisions for credit losses for TDR Loans for the year ended December 31, 2013 should not be considered indicative of the results for any future periods. Generally as TDR Loan levels increase, overall credit loss reserves also increase.
A significant portion of our real estate secured receivable portfolio held for investment is considered to be TDR Loans which are reserved for based on the present value of expected cash flows discounted at the loans' original effective interest rate which generally results in a higher reserve requirement for these loans. Additionally, a portion of our real estate secured receivable portfolio held for investment is carried at the lower of amortized cost or fair value of the collateral less cost to sell. The following table summarizes these receivable components along with receivables collectively evaluated for impairment and receivables acquired with deteriorated credit quality and the associated credit loss reserves associated with each component:

	December 31, 2013		December 31, 2012		December 31, 2011
	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables
	(dollars are in millions)
Collectively evaluated for impairment	$604	$14,617	$937	$18,426	$1,252	$28,876
Individually evaluated for impairment(1)	2,616	11,076	3,533	12,388	4,266	13,058
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	52	879	132	2,109	425	5,937
Receivables acquired with deteriorated credit quality	1	12	5	16	9	41
Total(2)	$3,273	$26,584	$4,607	$32,939	$5,952	$47,912

(1)
The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $604 million, $1,488 million and $2,526 million at December 31, 2013, December 31, 2012 and December 31, 2011, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $38 million, $94 million and $143 million at December 31, 2013, December 31, 2012 and December 31, 2011, respectively. These credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

HSBC Finance Corporation

(2)
Reserves associated with accrued finance charges, which totaled $326 million, $360 million and $387 million at December 31, 2013, December 31, 2012 and December 31, 2011, respectively, are reported within our total credit loss reserve balances, although receivable balances generally exclude accrued finance charges.

The following table summarizes our TDR Loans and receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in in comparison to the real estate secured receivable portfolio held for investment:

	December 31, 2013	December 31, 2012
	(in millions)
Total real estate secured receivables held for investment	$26,584	$32,939
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$879	$2,109
Real estate secured TDR Loans(1)	11,076	12,388
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$11,955	$14,497
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	45.0%	44.0%

(1)     Excludes TDR Loans which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.
As discussed above, credit loss reserves at December 31, 2012 are not comparable with December 31, 2011 as a result of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a substantial majority of our real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. Excluding the impact of these receivables held for sale and the associated credit loss reserves to receivables held for sale as discussed above, credit loss reserves decreased as compared with December 31, 2011 due to lower receivable levels, lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent and lower reserve requirements on TDR Loans, partially offset by the impact of the change in the emergence period as discussed above. Reserve requirements on TDR Loans were lower at December 31, 2012 due to a greater percentage of TDR Loans being carried at the lower of amortized cost or fair value of the collateral less cost to sale, partially offset by updates in prepayment speeds and yield assumptions in the second quarter of 2012 used in the discounted cash flow methodology as well as the classification during the fourth quarter of 2012 of certain bankrupt accounts as TDR Loans as previously discussed.
Credit loss reserves at December 31, 2011 increased as compared with December 31, 2010 as we recorded provision for credit losses greater than net charge-offs of $440 million during 2011. During the third quarter of 2011 we recorded incremental credit loss reserves of approximately $766 million and $159 million for real estate secured receivables and personal non-credit card receivables, respectively, related to the adoption of new accounting guidance related to the identification and reporting of TDR Loans as TDR Loans are typically reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in higher reserve requirements. See Note 5, “Receivables,” in the accompanying consolidated financial statements for further discussion of this new guidance and related impacts. Also during the third quarter of 2011, we reviewed our existing models for determining credit loss reserves. As part of this process, we considered recent environmental activity including the impact of foreclosure delays, unique characteristics of our run-off portfolio and changes in how loans are ultimately running off. As a result, we made the following enhancements to our credit loss reserve estimation process during the third quarter of 2011. These changes in estimation were necessary because previous estimation techniques no longer represented the composition of the run-off portfolio or the current environment. The changes resulted in an increase in our credit loss reserves of approximately $175 million. Because these changes were inter-related and included re-segmentation of the portfolio, it is difficult to determine the precise amount of each item. However, we have used a reasonable method to approximate the impact of each change as described below:

i)
Severity - Enhancements were made to the process for determining loss severity associated with real estate secured loans. These enhancements resulted in a net decrease to our provision for credit losses of approximately $75 million. The loss severity changes were comprised of two main components. The first component relates to adjustments we determined were required to be made to broker price opinions used to determine the fair value of the collateral less costs to sell when loans became 180 days contractually delinquent. In 2011, we began to see a pattern of lower estimates of collateral value after the more detailed property valuations were performed which include information obtained from a walk-through of the property after we obtained title and determined this difference should be considered in our estimate of loss severity. This component resulted in an increase to our credit loss reserves of approximately $350 million for loans which had

HSBC Finance Corporation

been written down to the fair value of the collateral less costs to sell. The second component relates to loss severity estimates on real estate loans collectively evaluated for impairment. Historically, loss estimates on these accounts were based on a recent average total losses incurred at the time the loans were transferred to REO. Due to the significant reduction in loans transferred to REO during 2011 as a result of foreclosure delays and concentrations in mix of loans transferred to REO in certain states, these most recent averages of total loss were no longer representative of the loss severity associated with our outstanding loan portfolio based on geographical mix. As a result, we determined that the best estimate of loss severity should be based on an average of recent broker price opinions received (as adjusted for information obtained from a walk-through of the property discussed above). We obtain broker price opinions on receivables that are greater than 180 days delinquent every six months. These broker price opinions provide our best estimate of the value of the properties that are likely to transfer to REO. Therefore, we utilized this information when estimating the loss severity on our loan portfolio. This component resulted in approximately a $425 million reduction in our credit loss reserves for these loans.

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

As a result of the impact of the adoption of the Accounting Standards Update and the enhancements made to our credit loss reserve estimation process during the third quarter of 2011 discussed above, credit loss reserves at December 31, 2011 are not comparable to prior reporting periods. Excluding the impact of the adoption of the new Accounting Standards Update and the enhancements made to our credit loss reserve estimation process during the third quarter of 2011, overall credit loss reserves were lower at December 31, 2011 as compared December 31, 2010 as discussed below.

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

Credit loss reserves at December 31, 2010 decreased as compared with December 31, 2009 as we recorded provision for credit losses less than net charge-offs of $1.8 billion during 2010. Credit loss reserves were lower for all products as discussed below.

•
The decrease in credit loss reserve levels in our real estate secured receivable portfolio reflects lower receivable levels as the portfolio continues to liquidate and as compared with December 31, 2009, improvements in total loss severities largely as a result of an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared with loans which are subject to a formal foreclosure process

HSBC Finance Corporation

for which average loss severities in 2010 have remained relatively flat to 2009 levels. The decrease also reflects the impact of an increase of $1.7 billion during 2010 of real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell and, therefore, generally do not have credit loss reserves associated with them. Real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell are generally in the process of foreclosure and will remain in our delinquency totals until we obtain title to the property. Credit loss reserves also reflect lower delinquency levels as the delinquent balances migrate to charge-off and are replaced by lower levels of newly delinquent loans as the portfolio seasons, partially offset by higher loss estimates on recently modified loans. Additionally, reserve requirements for real estate secured TDR Loans decreased as compared with December 31, 2009 due to lower new TDR Loan volumes and lower expected loss rates as a larger percentage of our real estate TDR Loans are performing due to an increase in charge-off of non-performing real estate secured TDR Loans.

•
Credit loss reserve levels in our personal non-credit card portfolio decreased as a result of lower receivable levels including lower delinquency levels, partially offset by slightly higher reserve requirements on personal non-credit card TDR Loans due to increases in expected loss rates, partially offset by lower new TDR Loan volumes.

Credit loss reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels. As discussed above, the credit loss reserve ratios for December 31, 2013 and December 31, 2012 are not comparable with the reserve ratios for the historical periods as a result of the transfer of certain real estate secured receivables to receivables held for sale during 2013 and 2012 and the transfer of our personal non-credit card receivable portfolio to held for sale in 2012. This resulted in credit loss reserves at December 31, 2013 and December 31, 2012 only being associated with real estate secured receivables.
Reserves as a percentage of receivables were lower at December 31, 2013 as compared with December 31, 2012 as the decrease in credit loss reserves as discussed above, outpaced the decrease in receivables. Reserves on TDR Loans as a percentage of TDR Loans at December 31, 2013 decreased as compared with December 31, 2012 driven by lower reserve requirements on TDR Loans reflecting lower levels of new TDR Loan volumes as well as the impact of improvements in loss and severity estimates based on recent trends in the portfolio. Reserves as a percentage of receivables for non-TDR Loans at December 31, 2013 decreased as compared with December 31, 2012 driven by the impact of lower receivable levels, lower levels of contractual delinquency on non-TDR Loans and improvements in economic conditions. Reserves as a percentage of receivables at December 31, 2012 are not comparable with December 31, 2011 or any other historical period as discussed above. Reserves as a percentage of receivables were higher at December 31, 2011 as compared with December 31, 2010 due to higher reserve levels on TDR Loans driven by the impact of adopting new accounting guidance related to TDR Loans during the third quarter of 2011, partially offset by the impact of lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. This increase was also partially offset by a shift in mix in our receivable portfolio to higher levels of first lien real estate secured receivables which generally carry lower reserve requirements than second lien real estate secured and personal non-credit card receivables. This ratio in 2011 was also impacted by increases in the level of real estate secured receivables which have been written down to net realizable value less cost to sell. These written down receivables increased by $842 million as compared with December 31, 2010. Reserves as a percentage of receivables were lower at December 31, 2010 as compared with December 31, 2009 driven by significantly lower dollars of delinquency for all products as discussed more fully below which resulted in decreases in our credit loss reserves outpacing the decreases in receivable levels. This ratio in 2010 was also impacted by increases in the level of real estate secured receivables which have been written down to net realizable value less cost to sell. These written down receivables increased by $1.7 billion as compared with December 31, 2009. Additionally, the decrease also reflects a shift in mix in our receivable portfolio to higher levels of first lien real estate secured as discussed above.
Reserves as a percentage of nonaccrual receivables were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables were lower as compared with December 31, 2012 as the decrease in credit loss reserves, driven by the lower reserve requirement for TDR Loans as discussed above, outpaced the decrease in nonaccrual receivables. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from this ratio, reserves as a percentage of nonperforming loans at December 31, 2012 were not comparable to December 31, 2011 or any other historical period as discussed above. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from this ratio for all periods, reserves as a percentage of nonperforming loans increased significantly at December 31, 2011 as compared with December 31, 2010 reflecting higher reserve levels on TDR Loans as discussed above and lower levels of nonperforming receivables as discussed more fully below. Excluding receivables carried at net realizable value less cost to sell from this ratio for both December 31, 2010 and 2009, reserves as a percentage of nonperforming loans increased during 2010 due to nonperforming personal non-credit card receivables decreasing at a faster pace than reserve levels due to higher loss estimates on bankrupt and TDR Loans as well as higher loss estimates for all products on recently modified loans.

HSBC Finance Corporation

See "Analysis of Credit Loss Reserves Activity" in this MD&A for a rollforward of credit loss reserves by product for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.
Delinquency and Charge-off Policies and Practices  Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and customer account management efforts, general economic conditions such as national and local trends in housing markets, interest rates, unemployment rates, any changes to our charge-off policies, transfers of receivables to held for sale and significant catastrophic events such as natural disasters and global pandemics. Levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.
Our credit and portfolio management procedures focus on risk-based pricing and ethical and effective collection and customer account management efforts for each loan. Our credit and portfolio management process is designed to give us a reasonable basis for predicting the credit quality of accounts although in a changing external environment this has become more difficult than in the past. This process is based on our experience with numerous marketing, credit and risk management tests. However, beginning in 2007 and continuing through 2013 we found consumer behavior has deviated from historical patterns due to high unemployment levels, pressures from the economic conditions and prior to 2013 housing market deterioration which creates increased difficulty in predicting credit quality. As a result, we have enhanced our processes to emphasize more recent experience, key drivers of performance, and a forward-view of expectations of credit quality. We also believe that our frequent and early contact with delinquent customers as well as re-aging, modification and other customer account management techniques which are designed to optimize account relationships and home preservation, are helpful in maximizing customer collections on a cash flow basis and have been particularly appropriate in the unstable market. See Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements for a description of our charge-off and nonaccrual policies by product.
Delinquency  Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to modify the terms of loans, either temporarily or permanently (a “modification”), and/or to reset the contractual delinquency status of an account that is contractually delinquent to current (a “re-age”), based on indicia or criteria which, in our judgment, evidence continued payment probability. Such policies and practices differ by product and are designed to manage customer relationships, improve collection opportunities and avoid foreclosure or repossession as determined to be appropriate. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and be included in our delinquency ratios.
The following table summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). As previously discussed, during 2013 and 2012, we transferred pools of real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell to receivables held for sale. Additionally, during 2012 we transferred our entire personal non-credit card receivable portfolio to held for sale. As a result the carrying value of these receivables has been reduced by the lower of amortized cost or fair value adjustment recorded at the time of transfer as well as the credit loss reserves associated with these receivables prior to the transfer, which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio with prior periods.

HSBC Finance Corporation

	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars are in millions)
Dollars of contractual delinquency:
Receivables held for investment:
Real estate secured:
Late stage delinquency(1)(2)	$670	$1,784	$4,843
Individually evaluated for impairment(3)	1,591	1,714	1,964
Collectively evaluated for impairment(4)	401	496	1,298
Total real estate secured	2,662	3,994	8,105
Personal non-credit card(5)	—	—	486
Total receivables held for investment	2,662	3,994	8,591
Receivables held for sale(6)	1,473	2,279	—
Total	$4,135	$6,273	$8,591

Delinquency ratio:
Receivables held for investment:
Real estate secured:
Late stage delinquency	76.22%	84.59%	81.57%
Individually evaluated for impairment	14.36	13.95	16.52
Collectively evaluated for impairment	2.74	2.67	5.22
Total real estate secured	10.01	12.13	18.98
Personal non-credit card(5)	—	—	9.35
Total receivables held for investment	10.01	12.13	17.93
Receivables held for sale(6)	71.96	36.74	—
Total	14.44%	16.03%	17.93%

(1)
Two-months-and-over contractually delinquent receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At December 31, 2013, December 31, 2012 and December 31, 2011, the amounts above include $279 million, $532 million, and $492 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 60 and 180 days past due.

(2)	Amount includes TDR Loans which totaled $423 million at December 31, 2013 compared with $1,170 million at December 31, 2012 and $1,999 million at December 31, 2011.

(3)
This amount represents delinquent receivables which at no point in its life cycle have ever been greater than 180 days contractually delinquent and have been classified as TDR Loans which are carried at amortized cost. For TDR Loans we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. This amount excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies as they are reflected in the late stage delinquency totals.

(4)
This amount represents delinquent receivables which at no point in its life cycle have ever been greater than 180 days contractually delinquent and are not classified as TDR Loans. As discussed more fully above, for these receivables we establish credit loss reserves using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio.

(5)	As discussed above, our personal non-credit card receivable portfolio was sold on April 1, 2013.

(6)
At December 31, 2013 and December 31, 2012, dollars of contractual delinquency for receivable held for sale includes $944 million and $1,445 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans. There were no receivables classified as held for sale at December 31, 2011.

Dollars of delinquency for real estate secured receivables held for investment at December 31, 2013 decreased $1,332 million since December 31, 2012 as discussed below.

•
Late stage delinquency Lower dollars of late stage delinquency as compared with December 31, 2012 reflecting the transfer of additional real estate secured receivables to held for sale during 2013. In addition, the decrease also reflects the impact of improvements in economic conditions and account management actions taken during the year.

HSBC Finance Corporation

•
Individually evaluated for impairment The decrease in dollars of delinquency for receivables individually evaluated for impairment reflects a decrease in the volume of new TDR Loans during 2013 as well as the transfer of additional accounts to late stage delinquency as accounts become greater than 180 days delinquent. The decrease also reflects improvements in economic conditions and lower receivable levels.

•
Collectively evaluated for impairment The decrease in dollars of delinquency for accounts collectively evaluated for impairment reflects lower receivables levels and the continued improvements in economic conditions.

Dollars of delinquency for receivables held for sale at December 31, 2013 decreased as compared with December 31, 2012 reflecting the sale of pools of real estate secured receivables and our entire portfolio of personal non-credit card receivables during 2013. The decrease was partially offset by the impact of the transfer of additional real estate secured receivables to held for sale during 2013 as well as increases in the fair value of real estate secured receivables held for sale during 2013 as previously discussed which increases the carrying value of these receivables.
Delinquency ratio The delinquency ratio for real estate secured receivables held for investment was 10.01 percent at December 31, 2013 compared with 12.13 percent at December 31, 2012. The decrease primarily reflects lower dollars of delinquency as discussed above, partially offset by the impact of lower levels of real estate secured receivables held for investment as previously discussed.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at the lower of amortized cost or fair value and, accordingly, there are no longer any charge-offs associated with these receivables, although recoveries on these receivables continue to be reported as a component of net charge-offs. As a result, the amounts and ratios for the years ended December 31, 2013 and December 31, 2012 are not comparable with the amounts and ratios for the year ended December 31, 2011.

Year Ended December 31,	2013	2012	2011
	(dollars are in millions)
Net charge-off dollars:
Real estate secured	$1,371	$2,514	$3,260
Personal non-credit card(1)	(50)	90	718
Total	$1,321	$2,604	$3,978
Net charge-off ratio:
Real estate secured	4.61%	6.70%	7.13%
Personal non-credit card(1)	—	4.47	11.84
Total	4.44%	6.59%	7.69%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	4.84%	6.94%	7.58%

(1)
While charge-offs are no longer recorded on receivables following the transfer of those receivables to the held for sale classification, during 2013 and 2012 we received recoveries on fully charged-off personal non-credit card receivables which are reflected in the table above. Additionally, during 2012, recoveries included $81 million of cash proceeds received from the sale of recovery rights on certain fully charged-off personal non-credit card receivables. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio for our personal non-credit card receivable portfolio cannot be calculated for 2013 although these recoveries are reflected in the total net charge-off ratio for these periods.

Full Year 2013 compared with Full Year 2012 As previously discussed, during 2013 and 2012, we transferred pools of real estate secured receivables to held for sale which consisted of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell. At the time of transfer, we held credit loss reserves associated with these receivables related to an estimate of additional loss following an interior appraisal of the property. Because these receivables were collateral dependent, credit loss reserves totaling $164 million and $333 million were recognized as an additional charge-off at the time of the transfer to held for sale during 2013 and 2012, respectively. Excluding this additional charge-off for the periods presented, net charge-off dollars for real estate secured receivables for full year 2013 remained lower as compared with the full year 2012 due to the impact of lower receivable levels, continued improvements in economic conditions and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices.

HSBC Finance Corporation

The net charge-off ratio for real estate secured receivables for 2013 decreased as compared with the 2012 due to the impact of lower dollars of net charge-offs as discussed above partially offset by the impact of lower average receivable levels.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for December 31, 2013 decreased as compared with December 31, 2012 due to lower dollars of net charge-offs as discussed above and lower REO expenses, partially offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.
Full Year 2012 compared with Full Year 2011 Overall dollars of net charge-offs for full year 2012 decreased as compared with full year 2011. The decrease reflects, in part, the impact of the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale at June 30, 2012 as these receivables are now carried at the lower of amortized cost or fair value and there are no longer any charge-offs associated with these receivables. Assuming these receivables had not been transferred to held for sale and we had continued to record charge-offs, overall dollars of net charge-off would have remained lower as all receivable portfolios were positively impacted by lower receivable levels and lower dollars of delinquency on accounts less than 180 days contractually delinquent in prior periods as discussed above. The decrease also reflects the impact of lower levels of personal bankruptcy filings and improvements in credit quality. The decrease in dollars of net charge-offs for real estate secured receivables also reflects the impact of fewer accounts migrating to charge-off due to lower receivables and the impact of our earlier temporary suspension of foreclosure activities because once foreclosure is initiated a higher payment is required for an account to be re-aged. As a result, more accounts are receiving re-ages than otherwise would if the accounts were in the process of foreclosure. As we have commenced foreclosures in substantially all states, once we initiate foreclosure proceedings, customers will be required to make higher payments in order to qualify for a re-age. See “Customer Account Management Policies and Practices” for more information regarding the delinquency treatment of re-aged accounts and other customer account management tools.
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
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for full year 2012 decreased as compared with full year 2011 due to lower dollars of net charge-offs and REO expenses, partially offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.
Nonperforming Assets  Nonperforming assets consisted of the following:

	December 31, 2013	December 31, 2012	December 31, 2011
	(in millions)
Nonaccrual receivable portfolio held for investment:(1)
Nonaccrual real estate secured receivables:
Late stage delinquency(2)(3)	$639	$1,748	$4,687
Individually evaluated for impairment(4)	848	958	1,084
Collectively evaluated for impairment(5)	282	326	773
Total nonaccrual real estate secured receivables(6)	1,769	3,032	6,544
Personal non-credit card portfolio	—	—	330
Total nonaccrual receivables held for investment	1,769	3,032	6,874
Real estate owned	323	227	299
Nonaccrual receivables held for sale(1)(7)	1,422	2,161	—
Total nonperforming assets	$3,514	$5,420	$7,173

(1)
Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Non-accrual receivables held for investment and held for sale do not include receivables totaling $953 million, $1,497 million and $1,252 million at December 31, 2013, 2012 and 2011, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

HSBC Finance Corporation

(2)
Nonaccrual receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At December 31, 2013, December 31, 2012 and December 31, 2011, the amounts above include $179 million, $359 million, and $333 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 90 and 180 days past due.

(3)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $397 million at December 31, 2013 compared with $1,138 million at December 31, 2012 and $1,883 million at December 31, 2011.

(4)
This amount represents nonaccrual receivables which at no point in its life cycle have ever been greater than 180 days contractually delinquent and have been classified as TDR Loans. This amount represents TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. This amount excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell as they are reflected in the late stage delinquency totals.

(5)
This amount represents nonaccrual receivables which at no point in its life cycle have ever been greater than 180 days contractually delinquent and are not classified as TDR Loans. As discussed more fully above, for these receivables we establish credit loss reserves using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio.

(6)	At December 31, 2013, December 31, 2012 and December 31, 2011, nonaccrual second lien real estate secured receivables totaled $231 million, $284 million and $344 million, respectively.

(7)
At December 31, 2013 and December 31, 2012, nonaccrual receivable held for sale includes $900 million and $1,414 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans. There were no receivables classified as held for sale at December 31, 2011.

Nonaccrual real estate secured receivables held for investment at December 31, 2013 decreased as compared with December 31, 2012 as discussed below.

•
Late stage delinquency Lower nonaccrual late stage delinquency as compared with December 31, 2012 reflects the transfer of additional real estate secured receivables to held for sale during 2013. In addition, the decrease also reflects the impact of lower overall late stage delinquency due to improvements in economic conditions or as a result of account management actions taken during the year.

•
Individually evaluated for impairment The decrease in nonaccrual receivables individually evaluated for impairment reflects a decrease in the volume of new TDR Loans during 2013 as well as the transfer of additional accounts to late stage delinquency as accounts become greater than 180 days delinquent. The decrease also reflects improvements in economic conditions and lower receivable levels.

•
Collectively evaluated for impairment The decrease in nonaccrual receivables collectively evaluated for impairment reflects lower receivables levels and the continued improvements in economic conditions.

Nonaccrual receivables held for sale at December 31, 2013 decreased as compared with December 31, 2012 reflecting the sale of pools of real estate secured receivables and our entire portfolio of personal non-credit card receivables during 2013. These decreases were partially offset by the impact of the transfer of additional real estate secured receivables to held for sale during 2013 as well as increases in the fair value of real estate secured receivables held for sale during 2013 due to increases in the fair value of these receivables which increases the carrying value of these receivables.
The following table below summarizes TDR Loans and TDR Loans that are held for sale, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, that are shown as nonaccrual receivables in the table above.

	December 31, 2013	December 31, 2012	December 31, 2011
	(in millions)
Real estate secured	$2,145	$3,510	$2,967
Personal non-credit card	—	67	175
Total	$2,145	$3,577	$3,142
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
The following table summarizes the general policies and procedures for account management actions for all real estate secured receivables.

Real Estate(1)
Minimum time since prior account management action	6 or 12 months depending on type of account management action
Minimum qualifying monthly payments required	2 in 60 days after approval
Maximum number of account management actions	5 in 5 years

(1)
We employ account modification, re-aging and other customer account management policies and practices as flexible customer account management tools and the specific criteria may differ by product line. Eligibility criteria for re-ages are generally the same whether the account is a first time re-age or has been re-aged in the past. Criteria may also differ within a product line. Also, we continually review our product lines and assess modification and re-aging criteria and, as such, they are subject to revision or exceptions from time to time. Accordingly, the description of our account modification and re-aging policies or practices provided in this table should be taken only as general guidance to the modification and re-aging approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be modified or re-aged, that every account meeting these criteria will in fact be modified or re-aged or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

With regard to real estate secured loans involving a bankruptcy, accounts whose borrowers are subject to a Chapter 13 plan filed with a bankruptcy court generally may be re-aged upon receipt of one qualifying payment. Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be re-aged upon receipt of a signed reaffirmation agreement. In addition, accounts may be re-aged without receipt of a payment in certain special circumstances (e.g. in the event of a natural disaster).
As previously discussed, in April 2013 we sold our portfolio of personal non-credit card receivables. See our 2012 Form 10-K for discussion of the customer account management policies and practices related to personal non-credit card receivables.
Since January 2007, we have cumulatively modified and/or re-aged approximately 398 thousand real estate secured loans with an aggregate outstanding principal balance of $45.6 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below. The following table provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

HSBC Finance Corporation

Status as of December 31, 2013:	Number of Loans	Based on Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	29%	28%
30- to 59-days delinquent	5	4
60-days or more delinquent	13	16
Paid-in-full	14	16
Charged-off, transferred to real estate owned or sold	39	36
	100%	100%
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

	Number of Accounts(1)	Outstanding Receivable Balance (1)(3)
	(accounts are in thousands)	(dollars are in millions)
December 31, 2013:(4)
Collection re-age only	100.6	$7,876
Modification only	7.7	734
Modification re-age	76.4	7,954
Total loans modified and/or re-aged(2)	184.7	$16,564
December 31, 2012:(4)
Collection re-age only	115.3	$9,129
Modification only	10.9	1,033
Modification re-age	105.4	10,649
Total loans modified and/or re-aged(2)	231.6	$20,811
December 31, 2011:
Collection re-age only	119.4	$10,129
Modification only	13.6	1,439
Modification re-age	110.2	12,668
Total loans modified and/or re-aged(2)(4)	243.2	$24,236

(1)
See Note 5, “Receivables,” in the accompanying consolidated financial statements for additional information describing modified and /or re-aged loans which are accounted for as trouble debt restructurings.

(2)
The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of December 31, 2013 and December 31, 2012 in the categories shown above:

HSBC Finance Corporation

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
December 31, 2013:
Collection re-age only	68%	10%	22%	69%	11%	20%
Modification only	84	2	14	87	3	10
Modification re-age	64	9	27	66	9	25
Total loans modified and/or re-aged	67%	10%	23%	68%	10%	22%
December 31, 2012:
Collection re-age only	67%	9%	24%	68%	10%	22%
Modification only	74	3	23	80	3	17
Modification re-age	55	8	37	60	9	31
Total loans modified and/or re-aged	62%	8%	30%	65%	9%	26%
The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of December 31, 2011:

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

(4)
At December 31, 2013 and December 31, 2012, the outstanding receivable balance includes the following amounts related to receivables classified as held for sale. At December 31, 2011, we did not have any receivables classified as held for sale.

	December 31, 2013	December 31, 2012
	(in millions)
Collection re-age only	$697	$720
Modification only	37	92
Modification re-age	1,127	1,879
Total loans modified and/or re-aged	$1,861	$2,691

HSBC Finance Corporation

The following table provides additional information regarding real estate secured modified and/or re-aged loans during 2013 and 2012:

Year Ended December 31,	2013	2012
	(in millions)
Balance at beginning of period	$20,811	$24,236
Additions due to an account management action(1)	941	1,190
Payments(2)	(1,256)	(1,079)
Net charge-offs	(1,178)	(1,991)
Transfer to real estate owned	(560)	(449)
Receivables held for sale that have subsequently been sold	(2,962)	—
Change in lower of amortized cost or fair value on receivables held for sale	768	(1,096)
Balance at end of period	$16,564	$20,811

(1)	Includes collection re-age only, modification only, or modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.
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
The volume of loans that have qualified for a new modification has fallen significantly in recent years. Although we made enhancements to our modification programs during 2013 to provide longer term modifications and larger payment relief on short

HSBC Finance Corporation

term modifications, fewer customers are qualifying for these account modifications. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loans. Additionally, volumes of new loan modifications are expected to decrease due to the impact of improvements in economic conditions over the long-term and the continued seasoning of a liquidating portfolio.
During 2013, we also offered principal write downs to customers meeting certain criteria. For qualifying customers, we determine the full amount contractually due, including unpaid principal balance, outstanding deferred interest and other ancillary disbursements that, by law, are reimbursable, and reduce the outstanding amount to a lower amount. However, in many cases this principal forgiveness does not change the carrying value of the receivable as many of these receivables had previously been written down to the lower of amortized cost or fair value of the collateral in accordance with our existing charge-off policies. During 2013, we provided principal write downs totaling $36 million, which included $10 million for deferred interest and other ancillary disbursements. The impact to the provision for credit losses was not material as these amounts were already included in our credit loss reserves.
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
The following table summarizes loans modified during 2013 and 2012, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Year ended December 31, 2013	12.0	$1.7
Year ended December 31, 2012	20.0	2.8

(1)	Includes all loans modified during 2013 and 2012 regardless of whether the loan was also re-aged.

(2)
If qualification criteria are met, loan modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification in an annual period.

A primary tool used during account modification involves modifying the monthly payment through lowering the rate on the loan on either a temporary or permanent basis. The following table summarizes the weighted-average contractual rate reductions and the average amount of payment relief provided to customers that entered an account modification (including receivables currently classified as held for sale) for the first time during the quarter indicated. The average payment relief provided on modifications has increased during 2013 reflecting enhancements to our modification programs during 2013 to provide longer term modifications and larger payment relief on short term modifications as well as the impact of offering principal write downs to customers as discussed above.

	Quarter Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	441	410	383	351	342	341	341	341
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	37.4%	31.8%	29.4%	26.3%	25.7%	25.7%	25.8%	26.8%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which had a carrying value of $817 million and $917 million at December 31, 2013 and December 31, 2012, respectively.

HSBC Finance Corporation

Re-age programs  Our policies and practices include various criteria for an account to qualify for re-aging, but do not, however, require us to re-age the account. The extent to which we re-age accounts that are eligible under our existing policies will differ depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, exceptions to our policies and practices may be made in specific situations in response to legal or regulatory agreements or orders. It is our practice to defer past due interest on re-aged real estate secured and personal non-credit card accounts to the end of the loan period. We do not accrue interest on these past due interest payments consistent with our 2002 settlement agreement with the State Attorneys General.
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

Re-age Table(1)	December 31, 2013	December 31, 2012
Never re-aged	46.7%	47.9%
Re-aged:(2)
Re-aged in the last 6 months(3)	8.6	10.4
Re-aged in the last 7-12 months(3)	10.5	9.6
Previously re-aged beyond 12 months	34.2	32.1
Total ever re-aged	53.3	52.1
Total	100.0%	100.0%

Re-aged by Product(1)(2)	December 31, 2013		December 31, 2012
	(dollars are in millions)
Real estate secured	$15,253	53.3%	$19,340	53.8%
Personal non-credit card	—	—	1,069	33.6
Total	$15,253	53.3%	$20,409	52.1%

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

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At December 31, 2013 and December 31, 2012, the unpaid principal balance of re-ages without receipt of a payment totaled $617 million and $760 million, respectively.

(3)	During 2013 and 2012, approximately 65 percent and 60 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent.
At December 31, 2013 and December 31, 2012, $3,417 million (22 percent of total re-aged loans in the Re-age Table) and $5,083 million (25 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
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
Because we primarily lend to individual consumers, we do not have receivables (including receivables held for sale) from any industry group that equal or exceed 10 percent of total receivables at December 31, 2013 or December 31, 2012. The following table reflects the percentage of consumer receivables (including receivables held for sale) by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables at December 31, 2013	Percentage of Receivables at December 31, 2012

		Real Estate Secured	Personal Non-Credit Card	Total
California	9.4%	9.4%	4.5%	9.0%
New York	6.9	7.4	6.8	7.4
Pennsylvania	6.1	6.2	7.0	6.3
Ohio	6.0	5.5	6.5	5.6
Florida	5.4	5.8	5.8	5.8
Virginia	5.1	5.3	3.1	5.1

Liquidity and Capital Resources

HSBC Finance Corporation HSBC Finance Corporation, an indirect wholly owned subsidiary of HSBC Holdings plc., is the parent company that owns the outstanding common stock of its subsidiaries. In 2013 and 2012, HSBC Finance Corporation received dividends from its subsidiaries of $2,318 million and $1,600 million, respectively.
HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock. We did not pay any dividends on our common stock to HINO in 2013 or 2012. We will maintain our capital at levels that we perceive to be consistent with our current credit ratings either by limiting the dividends to or through capital contributions from our parent.
HSBC Finance Corporation manages all of its operations directly and in 2013, funded these businesses primarily through receivable sales, the sale of its Insurance business, funding from affiliates and cash generated from operations including balance sheet attrition.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support operations or provide funding for long-term facilities and technological improvements. During 2013, capital contributions to certain subsidiaries were more than offset by dividends paid to HSBC Finance Corporation. This resulted in a net return of capital to HSBC Finance Corporation from certain subsidiaries of $2,035 million in 2013. During 2012, HSBC Finance Corporation made net capital contributions to its subsidiaries of $1,854 million.
HSBC Related Funding  We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC's operations in the United States.
Due to affiliates totaled $8,742 million and $9,089 million at December 31, 2013 and December 31, 2012, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
The following provides information about available funding arrangements with HSBC affiliates during 2013 and 2012:

•
At December 31, 2013 and December 31, 2012, we have a $5.0 billion, 364-day uncommitted revolving credit agreement with HSBC USA Inc. which expires during the fourth quarter of 2014. The credit agreement allows for borrowings with maturities of up to 15 years. At December 31, 2013 and December 31, 2012, $3.0 billion and $2.0 billion, respectively was outstanding under this agreement.

HSBC Finance Corporation

•
At December 31, 2013 and 2012, we had a $455 million, 364-day uncommitted revolving credit facility with HSBC North America. There were no balances outstanding under this facility at December 31, 2013 or December 31, 2012.

•
At December 31, 2012, we had a $1.5 billion uncommitted secured credit facility from HSBC Bank USA with no outstanding balance. In December 2013, the amount available under this facility was reduced to $0.

•
At December 31, 2012, we had a $2.0 billion committed credit facility with HSBC USA Inc. with no outstanding balance. In December 2013, the amount available under this facility was reduced to $1.0 billion. There were no balances outstanding at December 31, 2013 or December 31, 2012.

•
At December 31, 2013 and December 31, 2012, we had a $100 million committed revolving credit facility with HSBC Investments (Bahamas) Limited. There were no balances outstanding under this facility at December 31, 2013 or December 31, 2012.

We have derivative contracts with a notional amount of $16.5 billion, or 100.0 percent of total derivative contracts outstanding with HSBC affiliates at December 31, 2013 and $26.0 billion, or approximately 99.7 percent at December 31, 2012.
See Note 17, "Related Party Transactions," in the accompanying consolidated financial statements for a more detail description of all our funding arrangements with HSBC affiliates.
Short-Term Investments  Securities purchased under agreements to resell totaled $6,924 million and $2,160 million at December 31, 2013 and December 31, 2012, respectively. Securities purchased under agreements to resell increased as compared with December 31, 2012 as a result of the proceeds from the sale of our personal non-credit card receivable portfolio on April 1, 2013, the sale of various pools of real estate secured receivables, $1.0 billion funding received from HSBC USA Inc. during 2013, the run-off of our liquidating receivable portfolios, the sale of REO properties and a requirement to post collateral with us under our derivative agreements, partially offset by the retirement of long term debt.
Interest bearing deposits with banks totaled $1,371 million at December 31, 2012. As previously discussed in August 2013, we completed the surrender of the national bank charter of HSBC Bank Nevada to the OCC. As a result, during the third quarter of 2013 we liquidated our interest bearing deposits with banks and invested it in securities purchased under agreements to resell.
Long-Term Debt (excluding amounts due to affiliates) decreased to $20,839 million at December 31, 2013 from $28,426 million at December 31, 2012. There were no issuances of long-term debt during 2013 or 2012. Repayments of long-term debt totaled $7,011 million and $11,408 million during 2013 and 2012, respectively.
At December 31, 2012, we had a third-party back-up line of credit totaling $2.0 billion principally to support our commercial paper program which was terminated in 2012. We eliminated this third-party back-up line of credit in 2013.
During the fourth quarter of 2013, we called $102 million of senior long-term debt. This transaction was completed during November 2013 and resulted in an immaterial loss.
During the third quarter of 2012, we called $512 million of senior long-term debt. This transaction was funded through a $512 million loan agreement with HSBC USA Inc. which matures in September 2017. At December 31, 2013 and December 31, 2012, $512 million was outstanding under this loan agreement and is included as a component of Due to Affiliates.
During 2011, the shelf registration statement, under which we have historically issued long-term debt, expired and we chose not to renew it. Third-party long-term debt is not currently a source of funding for us given the run-off nature of our business subsequent to the sale of our Card and Retail Services business as previously discussed.
Secured financings previously issued under public trusts of $2,200 million at December 31, 2013 are secured by $4,020 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $2,878 million at December 31, 2012 were secured by $4,898 million of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars all foreign-denominated notes previously issued.
We use derivatives for managing interest rate and currency risk and have received loan commitments from third parties and affiliates, but we do not otherwise enter into off balance sheet transactions.
Preferred Shares In November 2010, we issued 1,000 shares of Series C preferred stock to HINO for $1.0 billion. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. The Series C preferred stock may be redeemed at our option after November 30, 2025. Dividends paid during 2013 and 2012 totaled $86 million and $86 million, respectively. This transaction also enhanced both our common and preferred equity to total assets and tangible shareholders' equity to tangible assets ratios. It did not, however, impact our tangible common equity to tangible assets ratio.

HSBC Finance Corporation

In June 2005, we issued 575,000 shares of Series B Preferred Stock to third parties for $575 million. Dividends on the Series B preferred stock are non-cumulative and payable quarterly at a rate of 6.36 percent. The Series B preferred stock may be redeemed at our option after June 23, 2010. In 2013 and 2012, we paid dividends each year totaling $37 million on the Series B Preferred Stock.
Common Equity  During 2013, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
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
The following table summarizes selected capital ratios:

	December 31, 2013	December 31, 2012
Tangible common equity to tangible assets(1)	13.45%	9.87%
Common and preferred equity to total assets	17.59	13.05

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

2014 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2014:

	(in billions)

Funding needs:
Term debt maturities	$4	-	$5
Secured financing maturities	1	-	1
Litigation bond	—	-	2
Total funding needs	$5	-	8
Funding sources:
Net asset attrition(1)	$2	-	$3
Liquidation of short-term investments	1	-	2
Asset sales and transfers	2	-	2
Other(2)	—	-	1
Total funding sources	$5	-	$8

(1)	Net of receivable charge-offs.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.
For 2014, the combination of cash generated from operations including balance sheet attrition, liquidation of short-term investments and asset sales will generate the liquidity necessary to meet our maturing debt obligations.
Capital Expenditures We made capital expenditures of $6 million and $3 million for continuing operations during 2013 and 2012, respectively. Capital expenditures in 2014 for continuing operations are not expected to be significant.
Commitments We entered into commitments to meet the financing needs of our customers. In some cases, we have the ability to reduce or eliminate these open lines of credit. At December 31, 2013 and 2012, we had $97 million and $508 million, respectively, of open consumer lines of credit, including accounts associated with receivables held for sale.

HSBC Finance Corporation

Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2013 by period due:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Principal balance of debt:
Due to affiliates	$1,805	$2,005	$500	$512	$2,500	$1,331	$8,653
Long-term debt (including secured financings)	3,939	5,490	5,308	1,590	292	3,723	20,342
Total debt	5,744	7,495	5,808	2,102	2,792	5,054	28,995
Operating leases:
Minimum rental payments	9	5	4	—	—	—	18
Minimum sublease income	(4)	(4)	(3)	—	—	—	(11)
Total operating leases	5	1	1	—	—	—	7
Obligation to the HSBC North America Pension Plan(1)	24	19	14	9	5	2	73
Non-qualified postretirement benefit liability(2)	21	21	20	19	18	291	390
Total contractual cash obligations	$5,794	$7,536	$5,843	$2,130	$2,815	$5,347	$29,465

(1)
Our contractual cash obligation to the HSBC North America Pension Plan included in the table above is based on the Pension Funding Policy which establishes required annual contributions by HSBC North America through 2019. The amounts included in the table above, reflect an estimate of our portion of those annual contributions based on plan participants at December 31, 2013. See Note 16, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information about the HSBC North America Pension Plan.

(2)	The expected benefit payments included in the table above covers both continuing and discontinued operations and includes a future service component.
These cash obligations could be funded through cash generated from operations, asset sales, liquidation of short-term investments, funding from affiliates or capital contributions from HSBC.
As discussed more fully below, in November 2013, we obtained a surety bond to secure a stay of execution of a partial judgment against us in the Jaffe litigation during the appeal process. In addition to the partial judgment that has been entered, there also remain approximately $527 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the District Court. The above funding table includes a funding need for these claims and the prejudgment interest. However, subject to availability and pricing, our current intention is to obtain a surety bond to secure the remaining judgment.
The contractual cash obligation table above does not include any amounts for the partial final judgment involving the Jaffe litigation as we have obtained a surety bond to stay execution of the partial judgment while the appeal is on going. See "Off-Balance Sheet Arrangements" in this MD&A for discussion of the surety bond that was obtained in November 2013 and Note 22, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for more detailed discussion of the Jaffe litigation.
Our purchase obligations for goods and services at December 31, 2013 were not significant.

Off-Balance Sheet Arrangements

On October 17, 2013, the District Court entered a partial final judgment against us in the Jaffe litigation in the amount of approximately $2.5 billion. We are currently appealing this judgment. In addition to the partial judgment that has been entered, there also remain approximately $527 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the District Court. In November 2013, we obtained a surety bond to secure a stay of execution of the partial judgment while the appeal is on going. The surety bond has a term of three years and an annual fee of $7 million. To reduce costs associated with posting cash collateral with the insurance companies, the surety bond has been guaranteed by HSBC North America and we will pay HSBC North America a fee of $6 million annually for this guarantee. See Note 22, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for additional information.

HSBC Finance Corporation

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives or changes in the fair value of receivables held for sale affects the comparability of reported results between periods. Accordingly, our results for the year ended December 31, 2013 should not be considered indicative of the results for any future period.
Fair Value Hierarchy  Accounting principles related to fair value measurements establish a fair value hierarchy structure that prioritizes the inputs to valuation techniques used to determine the fair value of an asset or liability (the “Fair Value Framework”). The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants' assumptions. It emphasizes the use of valuation methodologies that maximize market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment. We consider the following factors in developing the fair value hierarchy:

•	whether the pricing quotations differ substantially among independent pricing services;

•	whether the instrument is transacted in an active market with a quoted market price that is readily available;

•	the size of transactions occurring in an active market;

•	the level of bid-ask spreads;

•	a lack of pricing transparency due to, among other things, market liquidity;

•	whether only a few transactions are observed over a significant period of time;

•	whether the inputs to the valuation techniques can be derived from or corroborated with market data; and

•	whether significant adjustments are made to the observed pricing information or model output to determine the fair value.
Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for the identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the OTC market where transactions occur with sufficient frequency and volume. We regard financial instruments that are listed on the primary exchanges of a country to be actively traded.
Level 2 inputs are inputs that are observable either directly or indirectly but do not qualify as Level 1 inputs. We generally classify derivative contracts as well as our own debt issuance for which we have elected fair value option which are not traded in active markets, as Level 2 measurements. These valuations are typically obtained from a third party valuation source which, in the case of derivatives, includes valuations provided by an affiliate, HSBC Bank USA.
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At December 31, 2013 and December 31, 2012, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $2,047 million and $6,203 million, respectively. At December 31, 2013 and December 31, 2012, we had no Level 3 assets in our continuing operations recorded at fair value on a recurring basis.
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
Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during 2013 and 2012.

HSBC Finance Corporation

Transfers Between Level 2 and Level 3 Measurements  During 2013, we transferred our personal non-credit card receivable portfolio held for sale from Level 3 to Level 2 prior to the sale of this portfolio on April 1, 2013. During 2013 we transferred certain real estate secured receivables from Level 3 to Level 2 prior to their sale in 2013. We did not have any transfers into or out of Level 3 classifications in our continuing operations during 2012.
See Note 20, “Fair Value Measurements,” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

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

•	Market risk is the risk that movements in market risk factors, including interest rates and foreign currency exchange rates, will reduce our income or the value of our portfolios;

•	Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to rate movements;

•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events (including legal risk);

•
Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice causing us to incur fines, penalties and damage to our business and reputation;

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

•
Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations required to be paid and includes the risk that assumptions used by our actuaries may differ from actual experience.

The objective of our risk management system is to identify, measure, monitor and manage risks so that:

•	potential costs can be weighed against the expected rewards from taking the risks;

•	appropriate disclosures are made;

•	adequate protections, capital and other resources can be put in place to weather all significant risks; and

•	compliance with all relevant laws, codes, rules and regulations is ensured through staff education, adequate processes and controls, and ongoing monitoring efforts.
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
Senior managers within an independent central risk organization under the leadership of the HSBC North America Chief Risk Officer ensure risks are appropriately identified, measured, reported and managed. For all risk types, independent risk specialists

HSBC Finance Corporation

set standards, develop new risk methodologies, maintain central risk databases and conduct reviews and analysis. For instance, market risk is managed by the HSBC North America Head of Market Risk. Management of operational risk is the responsibility of all business and corporate functions, under the direction and framework set by the HSBC North America Head of Operational Risk and a centralized team. Compliance risk is managed through an enterprise-wide compliance risk management program made up of Regulatory Compliance and Financial Crime Compliance designed to prevent, detect and deter compliance issues, including money laundering and terrorist financing activities. Our risk management policies assign primary responsibility and accountability for the management of compliance risk in the lines of business to business line management. Under the oversight of the Compliance Committee of the Board of Directors and senior management, the Head of Regulatory Compliance and Head of Financial Crime Compliance oversees the design, execution and administration of the enterprise-wide compliance program.
Historically, our approach toward risk management has emphasized a culture of business line responsibility combined with central requirements for diversification of customers and businesses. As such, extensive centrally determined requirements for controls, limits, reporting and the escalation of issues have been detailed in our policies and procedures. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC North America Management Board and the HSBC Group Management Board which consists of senior executives throughout the HSBC organization.
A well-established and maintained internal control structure is vital to the success of all operations. All management within the HSBC Group, including our management, is accountable for identifying, assessing and managing the broad spectrum of risks to which the HSBC Group is subject and the related controls to mitigate the risks. HSBC has adopted a 'Three Lines of Defense' model to ensure that the risks and controls are properly managed within Global Businesses, Global Functions and HTSU on an on-going basis. The model delineates management’s accountabilities and responsibilities over risk management and the control environment and includes mechanisms to assess the effectiveness of executing these responsibilities.
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
The Second Line comprises predominantly the Global Functions, such as Finance, Legal, Risk (including Compliance), and Human Resources, whose role is to ensure that the HSBC's Risk Appetite Statement is observed. They are responsible for:

•	Providing assurance, oversight, and challenge over the effectiveness of the risk and control activities conducted by the First Line;

•	Establishing frameworks to identify and measure the risks being taken by their respective parts of the business; and

•	Monitoring the performance of the key risks, through the key indicators and oversight/assurance programs against defined risk appetite and tolerance levels.
Global Functions must also maintain and monitor controls for which they are directly responsible.
The Third Line of Defense, Internal Audit, provides independent assurance as to the effectiveness of the design, implementation and embedding of the risk management frameworks as well as the management of the risks and controls by the First Line of Defense and control oversight by the Second Line of Defense. Audit coverage is implemented through a combination of governance audits with sampled assessment of the global and regional control frameworks, HSBC Group-wide themed audits of key existing and emerging risks and project audits to assess major change initiatives.
In the course of our regular risk management activities, we use simulation models to help quantify the risk we are taking. The output from some of these models is included in this section of our filing. By their nature, models are based on various assumptions and relationships. We believe that the assumptions used in these models are reasonable, but events may unfold differently than what is assumed in the models. In actual stressed market conditions, these assumptions and relationships may no longer hold, causing actual experience to differ significantly from the results predicted in the model. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may differ significantly from model projections.
Risk management oversight begins with the HSBC Finance Corporation Board of Directors and its Audit, Risk and Compliance Committees. An HSBC Finance Corporation Risk Management Committee, chaired by the Chief Risk Officer, focuses on governance, emerging issues, and risk management strategies.
In addition, the HSBC North America Asset Liability Committee (“HSBC North America ALCO”) meets regularly to review liquidity and market risks and approve appropriate risk management strategies within the limits established by the HSBC Group

HSBC Finance Corporation

Management Board and approved by our Audit and Risk Committee. Prior to January 2014, an HSBC Finance Corporation Asset Liability Committee separately performed these functions.
Further oversight is provided by a network of specialized subcommittees which function under the HSBC North America Risk Management Committee. These subcommittees are chaired by the Chief Risk Officer and his staff and include the Operational Risk and Internal Control (“ORIC”) Committee, the Model Oversight Committee, the HSBC North America Risk Executive Committee, the Risk Appetite Committee and the Capital Management Review Meeting which includes risk appetite and stress testing capital management review.
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
Prior to January 2014, oversight of all liquidity, interest rate and market risk was provided by the HSBC Finance Corporation ALCO committee which was chaired by our own Chief Financial Officer. In January 2014, this oversight was transferred to the HSBC North America ALCO committee which is chaired by the HSBC North America Chief Financial Officer. The Chief Executive Officer, Chief Financial Officer and Treasurer of HSBC Finance Corporation are members of the HSBC North America ALCO. Subject to the approval of our Board of Directors and HSBC, HSBC North America ALCO sets the limits of acceptable risk, monitors the adequacy of the tools used to measure risk and assesses the adequacy of reporting. In managing these risks, we seek to protect both our income stream and the value of our assets. HSBC North America ALCO also conducts contingency planning with regard to liquidity.
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
Credit Review is an independent and critical Second Line of Defense function. Its mission is to identify and evaluate areas of credit risk within our business. Credit Review will identify risks and provide an ongoing assessment as to the effectiveness of the risk management framework and the related portfolios. Credit Review will independently assess the business and Risk Management functions to ensure that our receivable portfolio is managed and operating in a manner that is consistent with HSBC Group strategy, risk appetite, appropriate local and HSBC Group credit policies and procedures and applicable regulatory requirements. To ensure its independent stature, the Credit Reviews Charter is endorsed by the Risk Committee of our Board of Directors which grants the Head of Credit Review unhindered access to the Risk Committee, and executive sessions at the discretion of the Head of Credit Review. Accordingly, our Board of Directors will have oversight of the Credit Review annual and ongoing plan, quarterly plan updates and results of reviews.

HSBC Finance Corporation

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At December 31, 2013, all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. At December 31, 2012, the fair value of our agreements with a non-affiliate counterparty did not require us or the non-affiliate to provide collateral. The fair value of our agreements with an affiliate counterparty required the affiliate to provide collateral to us of $811 million and $75 million at December 31, 2013 and December 31, 2012, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.
See Note 11, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 20, “Fair Value Measurements,” for information regarding the fair value of our financial instruments.
Liquidity Risk Management  Liquidity is managed to provide the ability to generate cash to fund our assets and meet commitments at a reasonable cost in a reasonable amount of time while maintaining routine operations and market confidence. Continued success in reducing the size of our run-off real estate secured receivable portfolio, including the proceeds of receivables held for sale, will be the primary driver of our liquidity management process going forward. However, lower operating cash flow as a result of declining receivable balances may not provide sufficient cash to fully cover maturing debt over the next four to five years. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business. We anticipate any required incremental funding will be integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA Inc., or will be obtained through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support. Should HSBC North America call upon us to execute certain strategies in order to address capital and other considerations, our intent may change and a portion of this required funding could be generated through additional sales of selected receivables from our receivables held for investment portfolio.
We project cash flow requirements and determine the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated balance sheet run-off, including liquidation of receivables held for sale, contingent liabilities and the ability of HSBC USA Inc. to access wholesale funding markets. In addition to base case projections, a stress scenario is generated to simulate crisis conditions, assuming:

•	no unsecured funding is available; and

•	only affiliate committed credit facilities can be accessed.
Stressed coverage ratios are derived from stressed cash flow scenario analyses and express the stressed cash inflows as a percentage of stressed cash outflows over one-month and three-month time horizons. Our one-month and three-month time horizon stressed coverage ratio as of December 31, 2013 were 358 percent and 217 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.
Stressed coverage ratios are derived from stressed cash flow scenario analyses and express the stressed cash inflows as a percentage of stressed cash outflows over one-month and three-month time horizons.
The stressed cash inflows include:

•	inflows (net of assumed discount required for an accelerated liquidation) expected to be generated from the realization of liquid assets;

•	contractual cash inflows from maturing assets that are not already reflected as a utilization of liquid assets;

•	planned asset sale proceeds; and

•	affiliate committed credit facilities.
We also maintain a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses. The liquidity contingency funding plan is reviewed annually and approved by the Risk Committee of the Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations

HSBC Finance Corporation

in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators are monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, widening of our credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without HSBC affiliate access to the wholesale unsecured funding market for at least 90 days. Contingency funding needs will be satisfied primarily through liquidation of short term investments, sale of loans or secured borrowing using the mortgage portfolio as collateral. We maintain a liquid asset buffer consisting of cash and short-term liquid assets.
In January 2013, the Basel Committee issued revised Basel III liquidity rules and HSBC North America is in the process of evaluating the Basel III framework for liquidity risk management. The framework consists of two liquidity metrics: the liquidity coverage ratio (“LCR”), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio (“NSFR”), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The ratios are subject to an observation period and are expected to become established standards, subject to phase-in periods, by 2015 and 2018, respectively. Based on the results of the observation periods, the Basel Committee may make further changes.
In October 2013, the Federal Reserve, the OCC and the FDIC issued for public comment a rule to introduce a quantitative liquidity requirement in the United States, applicable to certain large banking institutions, including HSBC North America. The proposed LCR is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the proposal, U.S. institutions would begin the LCR transition period on January 1, 2015 and would be required to be fully compliant by January 1, 2017, as opposed to the Basel Committee's requirement to be fully compliant by January 1, 2019. The proposed rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes. U.S. regulators are expected to issue a proposed rulemaking implementing the NSFR in advance of its scheduled global implementation in 2018.
We believe that HSBC North America will meet these liquidity requirements prior to their formal introduction. The actual impact will be dependent on the specific final regulations issued by the U.S. regulators to implement these standards. HSBC Finance Corporation may need to change its liquidity profile to support HSBC North America's compliance with any future final rules. We are unable at this time, however, to determine the extent of changes we will need to make to our liquidity position, if any.
Maintaining our credit ratings is an important part of maintaining our overall liquidity profile. As indicated by the major rating agencies, our credit ratings are directly dependent upon the continued support of HSBC. A credit rating downgrade would increase future borrowing costs only for new debt obligations, if any. As discussed above, we do not currently expect to need to raise funds from the issuance of third party debt going forward, but instead any required funding has been integrated into HSBC North America's funding plans and will be sourced through HSBC USA Inc. or through direct support from HSBC or its affiliates. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
The following table summarizes our credit ratings at December 31, 2013 and December 31, 2012:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
As of December 31, 2013:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB+	Baa3	-
As of December 31, 2012:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB+	Baa3	-
As of December 31, 2013, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
Separately, in August 2013, Moody's Investor Service ("Moody's") announced that they had completed their review of the debt securities issued by the public trusts to whom we sold receivables in collateralized funding transactions structured as secured financings. As a result of this review, 10 tranches were downgraded, generally by one notch, as a result of recent performance of the underlying pools and errors in the cash flow models previously used by Moody's in rating these securities. Additionally, two tranches were upgraded one notch and the ratings of the remaining 36 tranches were reaffirmed.

HSBC Finance Corporation

On February 6, 2014, Standard and Poor's published a request for comment regarding proposed revisions to their treatment of Bank and Prudentially Regulated Finance Company Hybrid Capital Instruments. The adoption of any such revision may unfavorably impact the ratings of our preferred stock, trust preferred securities and subordinated debt.
Other conditions that could negatively affect our liquidity include unforeseen capital requirements, a strengthening of the U.S. dollar, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC and its subsidiaries.
See “Liquidity and Capital Resources” for further discussion of our liquidity position.
Market Risk Management  The objective of our market risk management process is to manage and control market risk exposures in order to optimize return on risk. Market risk is the risk that movements in market risk factors, including interest rates and foreign currency exchange rates, will reduce our income or the value of our portfolios. The Regional Head of Market Risk oversees the management of market risk.
We maintain an overall risk management strategy that primarily uses standard, over-the-counter interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We managed our exposure to interest rate risk primarily through the use of interest rate swaps. We do not use leveraged derivative financial instruments.
We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps. Our financial statements are affected by movements in exchange rates on our foreign currency denominated debt, movements in exchange rates between the British pound and the U.S. dollar related to certain legacy assets maintained in Ireland prior to the closure of this foreign legal entity as well as movements in exchange rates between the Canadian dollar and the U.S. dollar related to specialty insurance products offered in Canada prior to the sale of our Insurance business on March 29, 2013.
Interest rate risk  Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of anticipated changes in interest rates on net interest income and execute appropriate risk management actions. The key assumptions used in these models include projected balance sheet attrition, cash flows from derivative financial instruments and changes in market conditions. While these assumptions are based on our best estimates of future conditions, we cannot precisely predict our earnings due to the uncertainty inherent in the economic environment. We use derivative financial instruments, principally standard, over-the-counter interest rate swaps, to manage these exposures.
Our exposure to interest rate risk is also changing as the balance sheet declines and a growing percentage of our remaining real estate receivables are modified and/or re-aged. Prior to the credit crisis, real estate loans had original contractual maturities of 30 years but active customer refinancing resulted in a much shorter duration of three years. Debt was typically issued in intermediate and longer term maturities (5 to 10 years) to maximize the liquidity benefit. The interest rate risk created by combining short duration assets with long duration liabilities was reduced by entering into hedge positions that reduced the duration of the liabilities portfolio.
Currently the duration assumption for our fixed rate real estate secured receivable portfolio is estimated to be 4.8 years at December 31, 2013 reflecting the impact of a higher percentage of loans staying on our balance sheet longer than prior to the credit crisis due to the impact of modification programs and/or lack of refinancing alternatives. At the same time, the duration of our liability portfolio continues to decline due to the passage of time and the absence of new long-term debt issuance. As our receivable portfolio becomes smaller, our ability to more accurately project exposure will increase as well as our ability to manage that risk.
A principal part of our management of interest rate risk is to monitor the sensitivity of projected net interest income under varying interest rate scenarios (simulation modeling). We aim, through our management of interest rate risk, to mitigate the effect of prospective interest rate movements which could reduce future net interest income, while weighing the cost of such hedging activities on the current net revenue stream.
Projected net interest income sensitivity figures represented the effect of the pro forma movements in net interest income based on the projected yield curve scenarios and the current interest rate risk profile. This effect, however, does not incorporate actions which would probably be taken by us to mitigate the effect of interest rate risk.
The table below sets out the effect on our future net interest income of an incremental 25 basis points parallel rise or fall in rates at the beginning of each quarter during the 12 months from January 1. Rates are not assumed to become negative in the down shock scenario which may effectively result in non-parallel shock. Assuming no management actions, a sequence of such rises would increase planned net interest income by $13 million for 2014 (decrease by $2 million for 2013), while a sequence of such falls would decrease planned net interest income by $7 million for 2014 (decrease by $1 million for 2013). These amounts incorporate the effect of any option features in the underlying exposures.

HSBC Finance Corporation

	Amount	%
	(dollars are in millions)
At December 31, 2013:
Projected change in net interest income (reflects projected rate movements on January 1):
Change resulting from a gradual 25 basis point increase in interest rates at the beginning of each quarter	$13.8%
Change resulting from a gradual 25 basis point decrease in interest rates at the beginning of each quarter	(7)	(.4)
At December 31, 2012:
Projected change in net interest income (reflects projected rate movements on January 1):
Change resulting from a gradual 25 basis point increase in interest rates at the beginning of each quarter	$(2)	(.1)%
Change resulting from a gradual 25 basis point decrease in interest rates at the beginning of each quarter	(1)	(.1)
The increase in net interest income following a hypothetical rate rise and decrease in net interest income following a hypothetical rate fall as compared with December 31, 2012 reflect updates of economic stress scenarios including housing price index assumptions, regular adjustments of asset and liability behavior assumptions and model enhancements, sale of the personal non-credit card receivable portfolio and real estate secured receivable pools and termination of non-qualifying hedges.
A principal consideration supporting the margin at risk analysis is the projected prepayment of loan balances for a given economic scenario. Individual loan underwriting standards in combination with housing valuations, loan modification program, changes to our foreclosure processes and macroeconomic factors related to available mortgage credit are the key assumptions driving these prepayment projections. While we have utilized a number of sources to refine these projections, we cannot currently project precise prepayment rates with a high degree of certainty in all economic environments given recent, significant changes in both subprime mortgage underwriting standards and property valuations across the country.
Operational Risk Management  Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events, including legal risk. Operational risk is relevant to every aspect of our business and covers a wide spectrum of risks. Our strategy is to manage operational risks in a cost effective manner, within targeted levels consistent with the risk appetite. The Operational Risk and Internal Control (“ORIC”) management framework ensures minimum standards of governance and organization over operational risk and internal control throughout HSBC Finance Corporation and covers all our businesses and operations (including all activities, processes and systems). During 2013, our risk profile was dominated by compliance and legal risks; the incidence and response to regulatory proceedings and other adversarial proceedings against financial services firms is significant. We have prioritized resources to develop and execute remedial actions to regulatory matters, including enhancing or adding internal controls and we closely monitor the possible impacts of litigation on our operational risk profile.
The security of our information and technology infrastructure is crucial for maintaining our applications and processes while protecting our customers and the HSBC brand. In common with other financial institutions and multinational organizations, HSBC faces a growing threat of cyber-attacks that continue to increase in sophistication. A failure of our defenses against such attacks could result in financial loss or loss of customer data and other sensitive information which could undermine both our reputation and our ability to retain the trust of our customers. We experienced cyberattacks in 2013, none of which resulted in material financial loss or the loss of customer data. We continue to enhance our cyber-threat intelligence capability and detection and response capabilities to minimize the impacts of cyber-attacks. This area will continue to be a focus of ongoing initiatives to strengthen the control environment and our readiness to respond in the event of an attack.
We have established an independent ORIC management discipline in North America, which is led by the HSBC North America Head of ORIC who reports to the HSBC North America Chief Risk Officer. The mission of the ORIC Committee, chaired by the HSBC North America Chief Risk Officer, is to provide governance and strategic oversight of the operational risk management framework, including the identification, assessment, monitoring and appetite for operational risk. Selected results and reports from this committee are communicated to the Risk Management Committee and subsequently to the Risk Committee of the Board of Directors. While management in the First Line of Defense is responsible for managing and controlling operational risk, the central ORIC function provides functional oversight by coordinating the following activities:

•	developing Operational Risk Management policies and procedures;

•	developing and managing methodologies and tools to support the identification, assessment, and monitoring of operational risks;

HSBC Finance Corporation

•	providing firm-wide operational risk and control reporting and facilitating the development of action plans;

•	identifying emerging risks and monitoring operational risks and internal controls to reduce foreseeable, future loss exposure;

•	analyze root-cause of large operational risk losses;

•	providing operational risk training and awareness programs for employees throughout the firm;

•	communicating with Business Risk Control Managers to ensure the operational risk management framework is executed within their respective business or function;

•	independently reviewing the operational risk and control assessments, communicating results to management and monitoring remedial actions that may be necessary to improve the assessments; and

•	modeling operational risk losses and scenarios for capital management purposes.
Management of operational risk includes identification, assessment, monitoring, mitigation, rectification, and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the operational risk management framework have been communicated by issuance of HSBC standards. Details and local application of the standards have been documented and communicated by issuance of a HSBC North America ORIC policy. Key elements of the policy and our operational risk management framework include:

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
Management practices include standard reporting to senior management and the ORIC Committee of high risks, significant control deficiencies, risk mitigation action plans, losses and key risk indicators. We also monitor external operational risk events to ensure that we remain in line with best practice and take into account lessons learned from publicized operational failures within the financial services industry. Operational risk management is an integral part of the new product development and approval process and the employee performance management process, as applicable.
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
Compliance Risk  Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, rules, codes, regulations and standards of good market practice. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.
All HSBC companies are required to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. In 2013, regulators and other agencies pursued investigations into historical activities and we continued to work with them in relation to already identified issues. Following the deferred prosecution agreements reached in December 2012 between U.S. authorities and HSBC and HSBC Bank USA in relation to investigations regarding inadequate compliance with anti-money laundering, the U.S. Bank Secrecy Act and sanctions laws, along with a related undertaking with the U.K.’s Financial Conduct Authority, management has responded to extensive interviews and data requests and continues to enhance our controls.
HSBC has already taken specific steps to address these issues including making significant changes to strengthen compliance, risk management and culture. These steps, which should also serve over time to enhance our compliance risk management capabilities, include the following:

•	the creation of a new global structure, which will make HSBC easier to manage and control;

HSBC Finance Corporation

•	simplifying HSBC's businesses through the ongoing implementation of an organizational effectiveness program and a five economic filters strategy;

•	implementing a sixth global risk filter which will standardize the way HSBC does business in high risk countries;

•	substantially increasing resources and significantly strengthening Compliance as a control (and not only as an advisory) function;

•	continuing to roll out cultural and values programs that define the way everyone in the HSBC Group should act; and

•	adopting and enforcing the most effective standards globally, including a globally consistent approach to knowing and retaining our customers.
Additionally, HSBC has substantially revised its governance framework in this area, appointing a Chief Legal Officer with particular expertise and experience in U.S. law and regulation, and creating and appointing experienced individuals to the new roles of Head of Group Financial Crime Compliance and Global Head of Regulatory Compliance. This structure is now replicated in North America and globally.
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
Within the U.S., the Compliance Committee of the Board of Directors oversees the remediation of the compliance risk management program. The compliance function is led by the Chief Risk Officer for HSBC North America, who reports directly to the HSBC North America Chief Executive Officer, and the HSBC Head of Group Risk. Further, the senior compliance personnel functionally report to the Chief Risk Officer for HSBC North America. This reporting relationship enables the Chief Risk Officer to have direct access to HSBC Group Compliance, HSBC Group Risk and the HSBC North America Chief Executive Officer as well as allowing for line of business personnel to be independent. The Chief Risk Officer for HSBC North America has broad authority from the Board of Directors and senior management to develop the enterprise-wide compliance program and oversee the compliance activities across all business units, jurisdictions and legal entities. This broad authority enables the Chief Risk Officer for HSBC North America to identify and resolve compliance issues in a timely and effective manner, and to escalate issues promptly to senior management, the Board of Directors, and HSBC as appropriate.
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
Our enterprise-wide program in HSBC North America is designed in accordance with HSBC policy and the principles established by the Federal Reserve in Supervision and Regulation Letter 08-8 (SR 08-8) dated October 16, 2008. By leveraging industry-leading practices and taking an enterprise-wide, integrated approach to managing our compliance risks, we can better identify and understand our compliance requirements, monitor our compliance risk profile, and assess and report our compliance performance across the organization. Consistent with the expectations of HSBC North America's regulators, our enterprise-wide compliance risk management program is designed to promote a consistent understanding of roles and responsibilities as well as consistency in compliance program activities. The program is structured to pro-actively identify as well as quickly react to emerging issues and to assess, control, measure, monitor and report compliance risks across the company, both within and across business lines, support units, jurisdictions and legal entities.
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
Reputational risk is considered and assessed by the HSBC Group Management Board, the HSBC Group and local Board of Directors and senior management during the establishment of standards for all major aspects of business and the formulation of policy and products. These policies, which are an integral part of the internal control systems, are communicated through manuals and statements of policy, internal communication and training. The policies set out operational procedures in all areas of reputational

HSBC Finance Corporation

risk, including money laundering deterrence, economic sanctions, environmental impact, anti-corruption measures and employee relations.
We have taken steps over the past several years to de-risk our remaining business to reduce reputational risk. In addition, we continue to strengthen our internal control structure to minimize the risk of operational and financial failure and to ensure that a full appraisal of reputational risk is made before strategic decisions are taken.
The HSBC North America Risk Management Committee provides governance and oversight of reputational risk. The monthly Risk Map process assesses our level and direction of reputational risk and helps ensure appropriate management action is taken when necessary.
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
We have established a strong internal control structure to minimize the impact of strategic risk to our earnings and capital. All changes in strategy as well as the process in which new strategies are implemented are subject to detailed reviews and approvals at business line, functional, regional, board and the HSBC Group levels. This process is monitored by the Strategy and Planning Group to ensure compliance with our policies and standards.
Security and Fraud Risk Management We are committed to the protection of employees, customers and shareholders by a quick response to all threats to the organization, whether they are of a physical or financial nature. To that end we ensure that all physical security, fraud, business continuity, information and geopolitical risks are appropriately identified, measured, managed, controlled, and reported in a timely and consistent manner. The Security and Fraud Risk function ("S&FR"), headed by an Executive Vice President who reports directly to the HSBC North America Chief Risk Officer, provides assurance, oversight and challenge over the effectiveness of the risk and control activities conducted by the businesses as the First Line of Defense, establishes frameworks to identify and measure the risks being taken by their respective businesses, and monitors the performance of the key risks through key indicators and the oversight and assurance programs against defined risk appetite and risk tolerance. S&FR is split into five functions:

•
Business Continuity Management is responsible for ensuring that risk identification and incident handling, ranging from natural disasters to terrorism and flu pandemics, together with business recovery standards, are appropriate and are planned for, robust and tested. A major part of this responsibility is the identification of emerging risks to ensure they can be mitigated as much as possible in advance by the flexibility of our planning, both for current incidents but also on a strategic basis in the years ahead;

•
Fraud Risk is responsible for establishing and operating policies, standards, systems and other controls to prevent and detect fraud against HSBC or our customers. Where fraud occurs, the Fraud Risk function is responsible for investigating this, identifying control weaknesses or failures, recovering stolen monies and forming evidential cases for law enforcement prosecution;

•
Information Security Risk ("ISR") is responsible for protecting our information from theft, corruption or loss, whether caused deliberately or inadvertently by its staff or external parties. Its primary mechanisms for doing this are robust assessments of evolving threats, layers of controls on what information staff have access to and how it is stored and conveyed, and a series of technical defenses and monitoring operations to mitigate the risks of externally instigated breaches causing harm or corruption to data or systems integrity. The ISR function is also responsible for investigating information breaches and taking remedial action;

•
Physical Security Risk develops practical physical, electronic, and operational countermeasures to ensure that the people, property and assets we manage are protected from crime, theft, attack and groups hostile to our interests. Security travel controls and guidance are also maintained; and

•
Geopolitical Risk provides both regular and ad hoc reporting to business executives and senior S&FR management on geopolitical risk profiles and evolving threats in the U.S. where we operate. This enhances strategic business planning and provides an early view into developing security risks. This both enhances strategic business planning and provides an early view into developing security risks.

HSBC Finance Corporation

There are several Security and Fraud Risk related committees that aid and assist the S&FR function to identify, measure, monitor, and manage the Security and Fraud risks across HSBC North America.
Model Risk Management In order to manage the risks arising out of the use of incorrect or misused model output or reports, a comprehensive Model Governance framework has been established that provides oversight and challenge to all models across HSBC North America. This framework includes a revamped HSBC North America Model Standards Policy, the transformation of HSBC North America Credit Risk Analytics Oversight Committee into a HSBC North America level Model Oversight Committee that is chaired by the Chief Risk Officer and has broad representation from across HSBC North America businesses and functions. The committee provides broad oversight around model risk management including the review and approval of model governance sub-committees. Materiality levels of models are approved by the HSBC North America Model Oversight Committee that is also notified of all material model approvals or changes to existing material models by the respective business or functional areas. A complete inventory of all HSBC North America models is maintained and reported to the HSBC North America Model Oversight Committee at least semi-annually.
An Independent Model Review ("IMR") function is responsible for providing effective challenge of models and critical processes implemented for use within HSBC North America. Reviews are conducted in-line with supervisory guidance on model risk management issued by the OCC and Federal Reserve as well as other applicable internal and regulatory guidelines. Effective challenge is defined as a critical analysis by objective, informed parties who can identify model limitations and assumptions and produce appropriate changes. IMR’s activities are separate from the model development process to ensure that incentives are aligned with the function’s role to challenge models and identify model limitations, and the authority and access provided by the HSBC North America Board provides the function with the necessary influence to ensure that its recommendations are acted upon. The independent model review process assesses model development, implementation, use, validation, and governance. IMR’s scope covers models reported on our model inventory and critical non-model processes. Examples of models and processes that IMR currently reviews include: Basel II Credit and Operational Risk, Comprehensive Capital Analysis and Review, Internal Capital Adequacy Assessment Process, Economic Capital, Allowance for Loan and Lease Losses, Loss Forecasting, Retail Credit Risk Management, and Anti Money Laundering.
Pension Risk Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations. Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC USA Inc. into a single HSBC North America qualified defined benefit plan. As of January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2013, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $457 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 16, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

HSBC Finance Corporation

New Accounting Pronouncements to be Adopted in Future Periods

Unrecognized Tax Benefits In July 2013, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update that provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists in the same tax jurisdiction. The standard requires an entity to present the unrecognized tax benefit as a reduction of the deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. However, the standard requires an entity to present an unrecognized tax benefit on the balance sheet as a liability if certain conditions are met. The new guidance is effective for all annual and interim periods beginning January 1, 2014. The new guidance is not expected to impact our unrecognized tax benefit liability upon adoption.
Residential Real Estate Collateralized Consumer Mortgage Loans In January 2014, the FASB issued an Accounting Standards Update to define an in-substance repossession or foreclosure of residential real estate for purposes of determining whether or not an entity should derecognize a consumer mortgage loan collateralized by that real estate. Under the standard, an in-substance repossession or foreclosure has occurred if the entity has obtained legal title to the real estate as a result of the completion of a foreclosure (even if the borrower has rights to reclaim the property after the foreclosure upon the payment of certain amounts specified by law), or if, through a deed in lieu of foreclosure or other legal agreement, the borrower conveys all interest in the real estate to the entity in satisfaction of the loan. The standard also requires entities to disclose both the amount of foreclosed residential real estate held as well as the recorded investment in consumer mortgage loans collateralized by residential real estate that the entity is in the process of foreclosing upon. The new guidance is effective for all annual and interim periods beginning January 1, 2015. We do not expect adoption of this standard will have a significant impact on our financial statements.

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
FASB – Financial Accounting Standards Board.
Federal Reserve – The Federal Reserve Board, the principal regulator of HSBC North America.
FDIC – Federal Deposit Insurance Corporation.
Foreign Exchange Contract – A contract used to minimize our exposure to changes in foreign currency exchange rates.
FVO – Fair value option.
Goodwill – The excess of purchase price over the fair value of identifiable net assets acquired, reduced by liabilities assumed in a business combination.
G-SIBs – Global systemically important banks.
HSBC Affiliate – Any direct or indirect subsidiary of HSBC outside of our consolidated group of entities.
IASB – International Accounting Standards Board.
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
IRS – Internal Revenue Service.
Late Stage Delinquency – Two-months-and-over contractually delinquent receivables are classified as late stage delinquency if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due.
LIBOR – London Interbank Offered Rate; A widely quoted market rate which is frequently the index used to determine the rate at which we borrow funds.
Liquidity – A measure of how quickly we can convert assets to cash or raise additional cash.
LCR – Liquidity Coverage Ratio.
Loan-to-Value (“LTV”) Ratio – LTV ratios for first liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to

HSBC Finance Corporation

sell in accordance with our existing charge-off policies). LTV ratios for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination.
Net Charge-off Ratio – Net charge-offs of receivables expressed as a percentage of average consumer receivables outstanding for a given period.
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
NSFR – Net stable funding ratio.
OCC – Office of the Comptroller of the Currency.
OFR – Office of Financial Research.
OTC – Over-the-counter – Market for trading securities that are not listed on an organized stock exchange.
Personal Non-Credit Card Receivables – Unsecured lines of credit or closed-end loans made to individuals.
Real Estate Secured Receivable – Closed-end loans and revolving lines of credit secured by first or subordinate liens on residential real estate.
ROE – Real estate owned.
ROA – Return on Average Assets – Income (loss) after tax for continuing operations as a percentage of average assets.
ROE – Return on Average Common Shareholder’s Equity – Income (loss) after tax for continuing operations less dividends on preferred stock as a percentage of average common shareholder’s equity.
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
Tangible Common Equity – Common shareholder’s equity excluding unrealized gains and losses on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains and losses on investments and interest-only strip receivables as well as subsequent changes in fair value recognized in earnings associated with debt and related derivatives for which we elected fair value option accounting, less intangible assets and goodwill.
Tangible Shareholders’ Equity – Tangible common equity plus preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts (including amounts due to affiliates).
TDR Loans – Troubled debt restructurings.
U.S. GAAP – Generally accepted accounting principles in the United States.

HSBC Finance Corporation

CREDIT QUALITY STATISTICS – CONTINUING OPERATIONS

	2013	2012	2011	2010	2009
	(dollars are in millions)
Two-Month-and-Over Contractual Delinquency Ratios for Receivables and Receivables Held for Sale:
Real estate secured	14.44%	17.16%	18.98%	16.56%	15.78%
Personal non-credit card	—	3.24	9.35	10.94	13.65
Total	14.44%	16.03%	17.93%	15.85%	15.46%
Ratio of Net Charge-offs to Average Receivables for the Year(1)
Real estate secured	4.61%	6.70%	7.13%	9.50%	9.85%
Personal non-credit card	—	4.47	11.84	22.65	27.96
Total	4.44%	6.59%	7.69%	11.30%	12.91%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables(1)	4.84%	6.94%	7.58%	10.01%	10.14%
Nonaccrual Receivables:
Real estate secured	$1,769	$3,032	$6,544	$6,356	$6,989
Personal non-credit card	—	—	330	530	998
Nonaccrual receivables held for sale	1,422	2,161	—	4	6
Total	$3,191	$5,193	$6,874	$6,890	$7,993
Real Estate Owned	$323	$227	$299	$962	$592

(1)
See “Credit Quality” in this MD&A for discussion of the trends between years for the ratio of net charge-offs to average receivables and the ratio of real estate charge-offs and REO expense as a percent of average real estate secured receivables.

HSBC Finance Corporation

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – CONTINUING OPERATIONS

	2013	2012	2011	2010	2009
	(dollars are in millions)
Total Credit Loss Reserves at January 1	$4,607	$5,952	$5,512	$7,275	$9,781
Provision for Credit Losses	(21)	2,224	4,418	5,346	7,904
Charge-offs(1):
Real estate secured:
First lien	(1,186)	(2,094)	(2,527)	(3,811)	(4,381)
Second lien	(335)	(538)	(827)	(1,456)	(2,282)
Total real estate secured receivables	(1,521)	(2,632)	(3,354)	(5,267)	(6,663)
Personal non-credit card	—	(389)	(1,127)	(2,329)	(4,039)
Total receivables charged off	(1,521)	(3,021)	(4,481)	(7,596)	(10,702)
Recoveries:
Real estate secured:
First lien	112	60	34	43	25
Second lien	38	58	60	69	40
Total real estate secured receivables	150	118	94	112	65
Personal non-credit card	50	299	409	375	227
Total recoveries on receivables	200	417	503	487	292
Reserves on Personal Non-Credit Card Receivables Transferred to Held for Sale	—	(965)	—	—	—
Other, net	8	—	—	—	—
Credit Loss Reserves:
Real estate secured	3,273	4,607	4,912	4,187	5,427
Personal non-credit card	—	—	1,040	1,325	1,848
Total Credit Loss Reserves at December 31	$3,273	$4,607	$5,952	$5,512	$7,275
Ratio of Credit Loss Reserves to(2):
Receivables	11.30%	13.4%	12.0%	10.5%	11.7%
Nonaccrual receivables	256.2	320.5	235.0	184.3	147.6

(1)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale a pool of real estate secured receivables that were carried at the lower of amortized cost or fair value of the collateral less cost and recognized the existing credit loss reserves on these receivables as additional charge-off totaling $164 million during 2013 and $333 million during 2012. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional information.

(2)
Ratio excludes credit loss reserves associated with accrued finance charges and receivables and nonaccrual receivables related to receivable portfolios held for sale. The ratio also excludes receivables and nonaccrual receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell and the related credit loss reserves associated with these receivables which represents a non-U.S. GAAP financial measure. See "Credit Quality" in this MD&A for the most comparable U.S. GAAP measure and additional information.

HSBC Finance Corporation

NET INTEREST MARGIN – CONTINUING OPERATIONS 2013 COMPARED WITH 2012

The following table shows the average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid and the average rate by each component for the years ended December 31, 2013 and 2012. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Interest expense and the calculation of net interest margin includes interest expense of $30 million for the year ended December 31, 2012 that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the classification of businesses as discontinued operations. During 2013, there was no interest expense allocated to our discontinued operations.

	Average Outstanding		Average Rate(4)		Finance and Interest Income/ Interest Expense		Increase/(Decrease) Due to:
							Total Variance	Volume Variance(1)	Rate Variance(1)
	2013	2012	2013	2012	2013	2012
	(dollars are in millions)
Receivables:
Real estate secured	$33,489	$39,135	6.71%	6.67%	$2,247	$2,612	$(365)	$(379)	$14
Personal non-credit card(5)	750	3,928	22.13	19.73	166	775	(609)	(693)	84
Other	40	49	—	—	—	—	—	—	—
Total receivables	34,279	43,112	7.04	7.86	2,413	3,387	(974)	(646)	(328)
Noninsurance investments	5,738	4,840.47		.68	27	33	(6)	6	(12)
Interest related to income tax receivables	—	—	—	—	(2)	3	(5)	(5)	—
Total interest-earning assets	$40,017	$47,952	6.09%	7.14%	$2,438	$3,423	$(985)	$(523)	$(462)
Other assets	1,824	1,575
Total Assets	$41,841	$49,527
Debt:
Commercial paper	$—	$1,647	—%	.30%	$—	$5	$(5)	$(3)	$(2)
Due to related party	8,664	8,045	2.37	2.03	205	163	42	13	29
Long-term debt	24,836	34,502	4.69	4.75	1,165	1,639	(474)	(453)	(21)
Total debt	$33,500	$44,194	4.09%	4.09%	$1,370	$1,807	$(437)	$(438)	$1
Other liabilities	1,419	6,448
Total liabilities	34,919	50,642
Preferred securities	1,575	1,575
Common shareholder’s equity	5,347	(2,690)
Total Liabilities and Shareholders’ Equity	$41,841	$49,527
Net Interest Margin(2)			2.67%	3.37%	$1,068	$1,616	$(548)	$(85)	$(463)
Interest Spreads(3)			2.00%	3.05%

(1)
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

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.

(4)	Average rate may not recompute from the dollar figures presented due to rounding.

(5)
The average outstanding and average rate for 2013 in the table above have been impacted by the sale of our personal non-credit card receivable portfolio on April 1, 2013. The average rate for the period prior to sale was 21.42 percent using an average outstanding balance that is reflective of the period of time we owned the receivables.

HSBC Finance Corporation

NET INTEREST MARGIN – CONTINUING OPERATIONS 2012 COMPARED WITH 2011

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

	Average Outstanding		Average Rate(4)		Finance and Interest Income/ Interest Expense		Increase/(Decrease) Due to:
							Total Variance	Volume Variance(1)	Rate Variance(1)
	2012	2011	2012	2011	2012	2011
	(dollars are in millions)
Receivables:
Real estate secured	$39,135	$45,689	6.67%	6.43%	$2,612	$2,936	$(324)	$(434)	$110
Personal non-credit card	3,928	6,059	19.73	16.78	775	1,017	(242)	(400)	158
Other	49	65	—	1.54	—	1	(1)	—	(1)
Total receivables	43,112	51,813	7.86	7.63	3,387	3,954	(567)	(681)	114
Noninsurance investments	4,840	6,165.68		.83	33	51	(18)	(10)	(8)
Interest related to income tax receivables	—	—	—	—	3	117	(114)	(114)	—
Total interest-earning assets	$47,952	$57,978	7.14%	7.11%	$3,423	$4,122	$(699)	$(716)	$17
Other assets	1,575	1,012
Total Assets	$49,527	$58,990
Debt:
Commercial paper	$1,647	$3,815.30%		.24%	$5	$9	$(4)	$(7)	$3
Due to related party	8,045	8,447	2.03	1.94	163	164	(1)	(8)	7
Long-term debt	34,502	47,576	4.75	4.77	1,639	2,268	(629)	(621)	(8)
Total debt	$44,194	$59,838	4.09%	4.08%	$1,807	$2,441	$(634)	$(640)	$6
Other liabilities	6,448	(6,549)
Total liabilities	50,642	53,289
Preferred securities	1,575	1,575
Common shareholder’s equity	(2,690)	4,126
Total Liabilities and Shareholders’ Equity	$49,527	$58,990
Net Interest Margin(2)			3.37%	2.90%	$1,616	$1,681	$(65)	$(76)	$11
Interest Spreads(3)			3.05%	3.03%

(1)
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

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.

(4)	Average rate may not recompute from the dollar figures presented due to rounding.

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
IFRSs Segment Results A non-U.S. GAAP measure of reporting results in accordance with IFRSs. For a reconciliation of IFRSs results to the comparable owned basis amounts, see Note 18, “Business Segments,” in the accompanying consolidated financial statements.
Equity Ratios In managing capital, we develop targets for tangible common equity to tangible assets. This ratio target is based on risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. We, certain rating agencies and our credit providing banks monitor ratios excluding the equity impact of unrealized gains losses on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains on investments as well as subsequent changes in fair value recognized in earnings associated with debt and the related derivatives for which we elected the fair value option. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures The following table provides a reconciliation for selected equity ratios:

	2013	2012	2011	2010	2009
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$5,086	$4,530	$5,351	$6,145	$7,804
Exclude:
Fair value option adjustment	(99)	(182)	(755)	(453)	(518)
Unrealized (gains) losses on cash flow hedging instruments	97	358	494	575	633
Postretirement benefit plan adjustments, net of tax	11	26	11	—	(8)
Unrealized losses on investments and interest-only strip receivables	—	(116)	(102)	(74)	(31)
Intangible assets	—	—	(514)	(605)	(748)
Tangible common equity	$5,095	$4,616	$4,485	$5,588	$7,132
Tangible shareholders’ equity:
Tangible common equity	$5,095	$4,616	$4,485	$5,588	$7,132
Preferred stock	1,575	1,575	1,575	1,575	575
Mandatorily redeemable preferred securities of HSBC Finance Capital Trust IX	1,000	1,000	1,000	1,000	1,000
Tangible shareholders’ equity	$7,670	$7,191	$7,060	$8,163	$8,707
Tangible assets:
Total assets	$37,872	$46,778	$63,567	$77,255	$95,043
Exclude:
Intangible assets	—	—	(514)	(605)	(748)
Derivative financial assets	—	—	—	(75)	—
Tangible assets	$37,872	$46,778	$63,053	$76,575	$94,295
Equity ratios:
Common and preferred equity to total assets	17.59%	13.05%	10.90%	9.99%	8.82%
Tangible common equity to tangible assets	13.45	9.87	7.11	7.30	7.56
Tangible shareholders’ equity to tangible assets	20.25	15.37	11.20	10.66	9.23

HSBC Finance Corporation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is included in the following sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: “Liquidity and Capital Resources” and “Risk Management.”

Item 8.	Financial Statements and Supplementary Data.

Our 2013 Financial Statements meet the requirements of Regulation S-X. The 2013 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
HSBC Finance Corporation:

We have audited the accompanying consolidated balance sheet of HSBC Finance Corporation and subsidiaries, an indirect and wholly-owned subsidiary of HSBC Holdings plc, as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC Finance Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 5 to the consolidated financial statements, in the third quarter of 2011, HSBC Finance Corporation adopted the provisions of Accounting Standards Update No. 2011-02 - Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011.
/s/    KPMG LLP
Chicago, Illinois
February 24, 2014

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2013	2012	2011
	(in millions)
Finance and other interest income	$2,438	$3,423	$4,122
Interest expense on debt held by:
HSBC affiliates	205	163	164
Non-affiliates	1,165	1,614	2,182
Interest expense	1,370	1,777	2,346
Net interest income	1,068	1,646	1,776
Provision for credit losses	(21)	2,224	4,418
Net interest income (loss) after provision for credit losses	1,089	(578)	(2,642)
Other revenues:
Derivative related income (expense)	145	(207)	(1,146)
Gain (loss) on debt designated at fair value and related derivatives	228	(449)	1,164
Servicing and other fees from HSBC affiliates	26	35	20
Lower of amortized cost or fair value adjustment on receivables held for sale	536	(1,529)	1
Other income (loss)	(54)	31	101
Total other revenues	881	(2,119)	140
Operating expenses:
Salaries and employee benefits	229	183	158
Occupancy and equipment expenses, net	36	44	51
Real estate owned expenses	74	90	206
Other servicing and administrative expenses	312	487	570
Support services from HSBC affiliates	281	310	270
Total operating expenses	932	1,114	1,255
Income (loss) from continuing operations before income tax	1,038	(3,811)	(3,757)
Income tax (expense) benefit	(325)	1,406	1,431
Income (loss) from continuing operations	713	(2,405)	(2,326)
Discontinued operations (Note 3):
Income (loss) from discontinued operations before income tax	(249)	2,521	1,380
Income tax benefit (expense)	72	(961)	(462)
Income (loss) from discontinued operations	(177)	1,560	918
Net income (loss)	$536	$(845)	$(1,408)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31,	2013	2012	2011
	(in millions)
Net income (loss)	$536	$(845)	$(1,408)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	261	136	81
Securities available-for-sale, not other-than temporarily impaired	(115)	12	24
Other-than-temporarily impaired debt securities available-for-sale	(1)	2	4
Pension and postretirement benefit plan adjustments, net of tax	15	(15)	(11)
Foreign currency translation adjustments, net of tax	(11)	4	(3)
Other comprehensive income, net of tax	149	139	95
Total comprehensive income (loss)	$685	$(706)	$(1,313)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	December 31, 2013	December 31, 2012
	(in millions, except share data)
Assets
Cash	$175	$197
Interest bearing deposits with banks	—	1,371
Securities purchased under agreements to resell	6,924	2,160
Securities available-for-sale	—	80
Receivables, net (including $4.0 billion and $4.9 billion at December 31, 2013 and 2012, respectively, collateralizing long-term debt and net of credit loss reserves of $3.3 billion and $4.6 billion at December 31, 2013 and 2012, respectively)	24,173	29,284
Receivables held for sale	2,047	6,203
Properties and equipment, net	68	71
Real estate owned	323	227
Deferred income taxes, net	2,580	3,889
Other assets	1,417	1,264
Assets of discontinued operations	165	2,032
Total assets	$37,872	$46,778
Liabilities
Debt:
Due to affiliates (including $496 million and $514 million at December 31, 2013 and 2012, respectively, carried at fair value)	$8,742	$9,089
Long-term debt (including $8.0 billion and $9.7 billion at December 31, 2013 and 2012, respectively, carried at fair value and $2.2 billion and $2.9 billion at December 31, 2013 and 2012, respectively, collateralized by receivables)	20,839	28,426
Total debt	29,581	37,515
Derivative related liabilities	—	22
Liability for postretirement benefits	228	263
Other liabilities	1,299	1,372
Liabilities of discontinued operations	103	1,501
Total liabilities	31,211	40,673
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued at December 31, 2013 and 2012, respectively)	—	—
Additional paid-in-capital	23,968	23,974
Accumulated deficit	(18,774)	(19,187)
Accumulated other comprehensive loss	(108)	(257)
Total common shareholder’s equity	5,086	4,530
Total shareholders’ equity	6,661	6,105
Total liabilities and shareholders’ equity	$37,872	$46,778
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Year Ended December 31,	2013	2012	2011
	(dollars are in millions)
Preferred stock
Balance at the beginning and end of period	$1,575	$1,575	$1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in-capital
Balance at beginning of period	23,974	23,966	23,321
Capital contribution from parent	—	—	690
Employee benefit plans, including transfers and other	(6)	8	(45)
Balance at end of period	23,968	23,974	23,966
Accumulated deficit
Balance at beginning of period	(19,187)	(18,219)	(16,685)
Net income (loss)	536	(845)	(1,408)
Dividends on preferred stock	(123)	(123)	(126)
Balance at end of period	(18,774)	(19,187)	(18,219)
Accumulated other comprehensive loss
Balance at beginning of period	(257)	(396)	(491)
Other comprehensive income	149	139	95
Balance at end of period	(108)	(257)	(396)
Total common shareholder’s equity at end of period	5,086	4,530	5,351
Total shareholders' equity at end of period	$6,661	$6,105	$6,926

Shares of preferred stock
Number of shares at beginning and end of period	576,000	576,000	576,000
Shares of common stock
Number of shares at beginning of period	68	68	66
Number of shares of common stock issued to parent	—	—	2
Number of shares at end of period	68	68	68

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2013	2012	2011
	(in millions)
Cash flows from operating activities
Net income (loss)	$536	$(845)	$(1,408)
Income (loss) from discontinued operations	(177)	1,560	918
Income (loss) from continuing operations	713	(2,405)	(2,326)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	(21)	2,224	4,418
Lower of amortized cost or fair value adjustment on receivables held for sale	(536)	1,529	(1)
Loss on sale of real estate owned, including lower of amortized cost or fair value adjustments	8	44	103
Depreciation and amortization	8	7	19
Mark-to-market on debt designated at fair value and related derivatives	90	852	(560)
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	(445)	(621)	(765)
Deferred income tax (benefit) provision	1,242	(448)	(659)
Net change in other assets	(72)	(77)	(21)
Net change in other liabilities	(109)	(333)	456
Other, net	121	331	298
Cash provided by operating activities – continuing operations	999	1,103	962
Cash provided by (used in) operating activities – discontinued operations	(239)	2,161	1,619
Cash provided by operating activities	760	3,264	2,581
Cash flows from investing activities
Securities:
Purchased	—	(46)	(591)
Matured	—	89	252
Sold	—	124	1,208
Net change in short-term securities available-for-sale	80	(56)	291
Net change in securities purchased under agreements to resell	(4,763)	(1,240)	3,391
Net change in interest bearing deposits with banks	1,371	(231)	(132)
Receivables:
Net collections	2,872	3,085	3,600
Proceeds from sales of receivables	6,095	—	—
Proceeds from sales of real estate owned	640	579	1,465
Purchases of properties and equipment	(6)	(3)	(4)
Cash provided by investing activities – continuing operations	6,289	2,301	9,480
Cash provided by (used in) investing activities – discontinued operations	215	9,508	(224)
Cash provided by investing activities	6,504	11,809	9,256

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2013	2012	2011
	(in millions)
Cash flows from financing activities
Debt:
Net change in commercial paper	—	(4,026)	869
Net change in due to affiliates	(329)	759	(3)
Long-term debt issued	—	—	245
Long-term debt retired	(7,011)	(11,408)	(13,386)
Capital contribution from parent	—	—	690
Shareholders’ dividends	(123)	(123)	(126)
Cash used in financing activities – continuing operations	(7,463)	(14,798)	(11,711)
Cash provided by (used in) financing activities – discontinued operations	—	(196)	17
Cash used in financing activities	(7,463)	(14,994)	(11,694)
Net change in cash	(199)	79	143
Cash at beginning of period(1)	397	318	175
Cash at end of period(2)	$198	$397	$318
Supplemental Cash Flow Information:
Interest paid	$1,420	$1,913	$2,414
Income taxes paid during period	8	982	16
Income taxes refunded during period	9	254	516
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$744	$551	$906
Transfer of receivables to held for sale	2,130	6,756	8,620

(1)	Cash at beginning of period includes $200 million, $103 million and $11 million for discontinued operations as of January 1, 2013, 2012 and 2011, respectively.

(2)	Cash at end of period includes $23 million, $200 million and $103 million for discontinued operations as of December 31, 2013, 2012 and 2011, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	101	12	Income Taxes	132
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	101	13	Redeemable Preferred Stock	136
3	Discontinued Operations	108	14	Accumulated Other Comprehensive Income	136
4	Securities	111	15	Share-Based Plans	138
5	Receivables	111	16	Pension and Other Postretirement Benefits	138
6	Credit Loss Reserves	118	17	Related Party Transactions	141
7	Receivables Held for Sale	120	18	Business Segments	144
8	Properties and Equipment, Net	123	19	Variable Interest Entities	148
9	Long-Term Debt	124	20	Fair Value Measurements	149
10	Fair Value Option	126	21	Commitments and Contingent Liabilities	155
11	Derivative Financial Instruments	127	22	Litigation and Regulatory Matters	156

1.	Organization

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation and its subsidiaries may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” Historically, HSBC Finance Corporation provided middle-market consumers with several types of loan products in the United States. While we no longer originate any receivable products, our lending products historically included real estate secured, auto finance, personal non-credit card, MasterCard, Visa, American Express and Discover credit card receivables as well as private label receivables in the United States. We also historically offered tax refund anticipation loans and related products in the United States. Additionally, we also previously offered credit and specialty insurance in the United States and Canada. We have one reportable segment: Consumer, which consists of the run-off real estate secured receivable portfolio of our Consumer Lending and Mortgage Services businesses.

2.	Summary of Significant Accounting Policies and New Accounting Pronouncements

Summary of Significant Accounting Policies
Basis of Presentation The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant losses recognized in recent years and the challenges we anticipate with respect to an on-going return to profitability under prevailing and forecasted economic conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund continuing operations.
The consolidated financial statements include the accounts of HSBC Finance Corporation and all subsidiaries including all variable interest entities (“VIEs”) in which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE is an entity in which the equity investment at risk is not sufficient to finance the entity's activities, the equity investors lack certain characteristics of a controlling financial interest, or voting rights are not proportionate to the economic interests of equity investors and the entity's activities are conducted primarily on behalf of investors having few voting rights. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. We are involved with VIEs primarily in connection with our collateralized funding transactions. See Note 9, “Long-Term Debt,” for additional discussion of those activities and the use of VIEs.
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

HSBC Finance Corporation

of judgment and complexity include credit loss reserves, valuation of financial instruments including receivables held for sale, deferred tax asset valuation allowance and contingent liabilities.
Unless otherwise indicated, information included in these notes to consolidated financial statements relates to continuing operations for all periods presented. In 2013, we completed the sale of our interests in substantially all of the subsidiaries of our Insurance business to Enstar Group Ltd ("Enstar"), and in 2012, we completed the sale of our credit card operations to Capital One Financial Corporation. Also starting in the second quarter of 2012, we reported our Commercial business in discontinued operations because it no longer had any outstanding receivable balances and does not generate any remaining significant cash flows. As a result, each of these businesses are reported as discontinued operations. See Note 3, “Discontinued Operations,” for further details.
Securities Purchased under Agreements to Resell Securities purchased under agreements to resell are treated as collateralized financing transactions and are carried at the amounts at which the securities were acquired plus accrued interest. Interest income earned on these securities is included in net interest income.
Securities During the first quarter of 2013, we liquidated our remaining investment portfolio of debt securities (comprising primarily corporate debt securities) and, as a result, do not hold any debt or equity securities at December 31, 2013. Before the liquidation, our entire non-insurance investment securities portfolio was classified as available-for-sale and our entire insurance investment securities portfolio was reported in discontinued operations and included in the Insurance disposal group held for sale. See Note 3, “Discontinued Operations,” for additional discussion.
Prior to the liquidation of our investment portfolios, available-for-sale investment securities were intended to be invested for an indefinite period but could be sold in response to events we might expect to occur in the foreseeable future. These investments were carried at fair value with changes in fair value recorded as adjustments to common shareholder's equity in other comprehensive income (loss), net of income taxes.
When the fair value of a security declined below its amortized cost basis, we evaluated the decline to assess whether it was other-than-temporary. For debt securities that we intended to sell or for which it was more likely than not that we would be required to sell before the recovery of its amortized cost basis, the decline in fair value below the security's amortized cost was deemed to be other than temporary and we recognized an other-than-temporary impairment loss in earnings equal to the difference between the security's amortized cost and its fair value. We measured the impairment loss for equity securities that were deemed other-than-temporarily impaired in the same manner. For a debt security that we did not intend to sell and for which it was not more likely than not that we would be required to sell prior to recovery of its amortized cost basis, but for which we nonetheless did not expect to recover the entire amortized cost basis of the security, we recognized the portion of the decline in the security's fair value below its amortized cost that represented a credit loss as an other-than-temporary impairment in earnings and the remaining portion of the decline as an other-than-temporary impairment in other comprehensive income. For these debt securities, a new cost basis was established, which reflected the amount of the other-than-temporary impairment loss recognized in earnings.
Cost of investment securities sold was determined using the specific identification method. Realized gains and losses from the investment portfolio were recorded in investment income. Interest income earned on the non-insurance investment portfolio was classified in the consolidated statement of income (loss) in net interest income, while investment income from the insurance portfolio was reflected in discontinued operations. Accrued investment income was classified with investment securities.
For cash flow presentation purposes, we considered available-for-sale securities with original maturities less than 90 days as short term, and thus purchases, sales and maturities were presented on a net basis.
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

HSBC Finance Corporation

Provision and Credit Loss Reserves Provision for credit losses on receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable incurred losses of principal, accrued interest and fees, and, as it relates to loans which have been identified as troubled debt restructurings, credit loss reserves are based on the present value of expected future cash flows discounted at the loans' original effective interest rates. We estimate probable incurred losses for consumer receivables other than troubled debt restructuring using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to customer account management actions, such as the re-age of accounts or modification arrangements. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months' data using the most recently available information. When customer account management policies and practices, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, the credit performance of modified loans, loan product features such as adjustable rate loans, the credit performance of second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.
While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the inherent loss characteristics in each of our products, and for certain products their vintages as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of receivables in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.
Provisions for credit losses on consumer loans for which we have modified the terms as part of a troubled debt restructuring (“TDR Loans”) are determined using a discounted cash flow impairment methodology. During the third quarter of 2011, we adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update No. 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring," which provided additional guidance for determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and reporting of TDR Loans as well as for recording impairment. Under this new guidance, we determined that substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods, should be reported as TDR Loans. Additionally, we determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification, should be considered TDR Loans. Prior to 2011, loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications were considered TDR Loans, and loans which were granted re-ages were not considered TDR Loans as these were not considered permanent modification events. Modifications may include changes to one or more terms of the loan, including but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal or accrued interest. As a result of regulatory guidance adopted beginning in the fourth quarter of 2012, TDR Loans also include receivables discharged under Chapter 7 bankruptcy and not re-affirmed.
TDR Loans are considered to be impaired loans. Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. Once a loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off.

HSBC Finance Corporation

Charge-Off and Nonaccrual Policies and Practices Our consumer charge-off and nonaccrual policies differ by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices
Continuing Operations:
Real estate secured
Carrying amounts in excess of fair value less cost to sell are generally charged-off at or before the time foreclosure is completed or settlement is reached with the borrower but, in any event, generally no later than the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued (which frequently occurs on second lien loans) and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), the account is generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent.(1)

Interest income accruals are suspended when principal or interest payments are more than three months contractually past due. Interest accruals are resumed and suspended interest recognized when the customer makes the equivalent of six qualifying payments(3) under the terms of the loan, while maintaining a current payment status when we receive the sixth payment. If the re-aged receivable again becomes more than three months contractually delinquent, any interest accrued beyond three months delinquency is reversed. Interest income for all accounts that have been written down to the lower of amortized cost or fair value of the collateral less cost to sell is recognized on a cash basis as received.

Personal non-credit card(2)	Accounts are generally charged-off by the end of the month in which the account becomes six months contractually delinquent.
Interest income accruals are suspended when principal or interest payments are more than three months contractually past due. Interest subsequently received is generally recorded as collected and accruals are not resumed upon a re-age when the receivable becomes less than three months contractually delinquent.

Discontinued Operations:
Credit card(2)	Accounts are generally charged-off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.

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

(2)
In the second quarter of 2013, we completed the sale of our personal non-credit card receivable portfolio. See Note 7, “Receivables Held for Sale,” for further information. In 2012, we completed the sale of our Credit Card business, which was reported as a discontinued operation. See Note 3, “Discontinued Operations,” for additional information.

(3)
Our real estate secured receivables had historically been maintained on two mortgage loan servicing platforms. One platform (representing approximately two-thirds of our outstanding real estate secured receivables) established a qualifying payment as a payment that was within $10 of the required payment. The other platform (representing approximately one-third of our outstanding real estate secured receivables) established a qualifying payment as a payment that, on a life-to-date basis, left the total less than 50 percent of one required payment unpaid. In April 2013, we moved all closed-end real estate secured receivables onto the first platform discussed above which resulted in the substantial majority of our real estate secured receivables utilizing the same platform.

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

HSBC Finance Corporation

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
We have used collateral funding transactions for certain real estate secured, and previously for personal non-credit card receivables, where it provides an attractive source of funding. All collateralized funding transactions remaining on our balance sheet have been structured as secured financings.
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
Repossessed Collateral We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables. Prior to our taking possession of the pledged collateral, the carrying amounts of receivables held for investment in excess of fair value less cost to sell are generally charged-off at or before the time foreclosure is completed or settlement is reached with the borrower but, in any event, generally no later than the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued (which frequently occurs on loans in the second lien position) and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), the account is generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent. Values are determined based upon broker price opinions or appraisals which are updated every 180 days. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and additional adjustments are recorded as necessary.
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

HSBC Finance Corporation

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
Changes in the fair value of a derivative designated as a fair value hedge, along with the changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including changes in fair value on firm commitments), are recorded as derivative related income (expense) in the current period. Changes in the fair value of a derivative designated as a cash flow hedge, to the extent effective as a hedge, are recorded in accumulated other comprehensive income (loss), net of income taxes, and reclassified into net interest margin in the period during which the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other revenue as derivative related income (expense) in current period earnings. Realized gains and losses as well as changes in the fair value of derivative instruments associated with fixed rate debt we have designated at fair value are recognized in other revenues as gain (loss) on debt designated at fair value and related derivatives in the current period.
For derivative instruments designated as hedges, we formally document all relationships between hedging instruments and hedged items at the inception of the hedging relationship. This documentation includes our risk management objective and strategy for undertaking various hedge transactions as well as how hedge effectiveness and ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge's inception and on a quarterly basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. This assessment is conducted using statistical regression analysis. When as a result of the quarterly assessment, it is determined that a derivative is not expected to continue to be highly effective as a hedge or has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made.
When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. For fair value hedges, the formerly hedged asset or liability will no longer be adjusted for changes in fair value and any previously recorded adjustments to the carrying amount of the hedged asset or liability will be amortized in the same manner that the hedged item affects income. For cash flow hedges, amounts previously recorded in accumulated other comprehensive income (loss) will be reclassified into income in the same manner that the hedged item affects income, unless the hedged item was a forecasted transaction for which it is probable that it will not occur by the end of the original specified time period or within an additional two-month period thereafter, in which case the amounts accumulated in other comprehensive income will be immediately reclassified into income.
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
Foreign Currency Translation Effects of foreign currency translation in the statements of cash flows, primarily a result of the specialty insurance products we offer in Canada, are offset against the cumulative foreign currency adjustment within accumulated other comprehensive income. Foreign currency transaction gains and losses are included in income as they occur. As described in

HSBC Finance Corporation

Note 3, “Discontinued Operations,” we completed the sale of our interests in substantially all of the subsidiaries of our Insurance business, which previously offered the specialty insurance products in Canada, in the second quarter of 2013.
Share-Based Compensation We use the fair value based method of accounting for awards of HSBC stock granted to employees under various stock options, restricted share and employee stock purchase plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to restricted share rights, restricted shares and restricted share units is based upon the fair value on the date of grant and is charged to earnings over their requisite service period (e.g., vesting period). Compensation expense relating to share options is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the requisite service period (e.g., vesting period), generally one to five years. When modeling awards with vesting that is dependent on performance targets, these performance targets are incorporated into the model using Monte Carlo simulation. The expected life of these awards depends on the behavior of the award holders, which is incorporated into the model consistent with historical observable data.
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
We maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan, which are charged to current earnings, are based on employee contributions.
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
We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Deferred tax assets and liabilities are measured using the enacted tax rates including enacted rates for periods in which the deferred tax items are expected to be realized. If applicable, valuation allowances are recorded to reduce deferred tax assets to the amounts we conclude are more likely than not to be realized. Since we are included in HSBC North America's consolidated federal tax return and various combined state tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America consolidated level. We consider the HNAH Group's consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity. In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment.
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
Transactions with Related Parties In the normal course of business, we enter into transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivatives, servicing

HSBC Finance Corporation

arrangements, information technology, item and statement processing services, centralized support services, banking and other miscellaneous services. Prior to 2013, we also sold receivables to related parties.
New Accounting Pronouncements Adopted The following new accounting pronouncements were adopted effective January 1, 2013:

•
Disclosures About Offsetting Assets and Liabilities In December 2011, the FASB issued an Accounting Standards Update ("ASU") that required entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and those which are subject to an agreement similar to master netting arrangement. The new guidance became effective for all annual and interim periods beginning January 1, 2013. Additionally, entities are required to provide the disclosures required by the new guidance retrospectively for all comparative periods. In January 2013, the FASB issued another ASU to clarify the instruments and transactions to which the guidance in the previously issued Accounting Standards Update would apply. The adoption of the guidance in these ASUs did not have an impact on our financial position or results of operations. See Note 11, “Derivative Financial Instruments.”

•
Accumulated Other Comprehensive Income In February 2013, the FASB issued an ASU that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance became effective for all annual and interim periods beginning January 1, 2013 and was applied prospectively. The adoption of this guidance did not have an impact on our financial position or results of operations. See Note 14, “Accumulated Other Comprehensive Income (Loss).”

3.	Discontinued Operations

2012 Discontinued Operations:
Insurance During the second quarter of 2012, we decided to exit the manufacturing of all insurance products through the sale of our interest in substantially all of our insurance subsidiaries as this business did not fit with HSBC's core strategy in the United States and Canada. Insurance products will continue to be offered to HSBC customers through non-affiliate providers. As a result, our Insurance operations are part of a disposal group held for sale and we began reporting this business as discontinued operations in the second quarter of 2012. Since the carrying value of the disposal group was greater than its estimated fair value less costs to sell, during 2012 we recorded a pre-tax lower of amortized cost or fair value less cost to sell adjustment of $119 million ($90 million after-tax) which took into consideration foreign currency translation adjustments and unrealized gains on available-for-sale securities associated with the disposal group which were reflected in accumulated other comprehensive income. At December 31, 2012, disposal group assets consisted primarily of available-for-sale securities totaling $1,411 million and disposal group liabilities consisted primarily of insurance policy and claim reserves totaling $988 million.
On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries to Enstar for $153 million in cash and recorded a gain on sale of $21 million ($13 million after-tax), which is reflected in the table below.
The following table summarizes the operating results of our discontinued Insurance business for the periods presented:

Year Ended December 31,	2013	2012	2011
	(in millions)
Net interest income and other revenues(1)(2)	$70	$167	$362
Income (loss) from discontinued operations before income tax(2)	(10)	(162)	17

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

(2)	For the year ended December 31, 2012 amounts include the lower of amortized cost or fair value adjustment of $119 million as discussed above which was reported as a component of other revenues.
Assets and liabilities of our discontinued Insurance operations, which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet, consisted of the following:

HSBC Finance Corporation

	December 31, 2013	December 31, 2012
	(in millions)
Cash	$—	$2
Interest bearing deposits with banks	—	29
Available-for-sale securities	—	1,411
Other assets	—	226
Assets of discontinued operations	$—	$1,668
Insurance policy and claim reserves	$—	$988
Other liabilities	—	224
Liabilities of discontinued operations	$—	$1,212
Commercial Beginning in the second quarter of 2012, we have reported our Commercial business in discontinued operations as there are no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. The following table summarizes the operating results of our discontinued Commercial business for the periods presented:

Year Ended December 31,	2013	2012	2011
	(in millions)
Net interest income and other revenues(1)	$22	$23	$10
Income from discontinued operations before income tax	14	20	6

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

2011 Discontinued Operations:
Card and Retail Services On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”) for a premium of 8.75 percent of receivables. In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value. Under the terms of the agreement, interests in facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon were sold or transferred to Capital One, although we have entered into site-sharing arrangements for certain of these locations for a period of time. The total cash consideration was $11,786 million, which resulted in a pre-tax gain of $2,178 million ($1,421 million after-tax) being recorded during the second quarter of 2012. The majority of the employees in our Card and Retail Services business transferred to Capital One. As such, no significant one-time closure or severance costs were incurred as a result of this transaction. Our Card and Retail Services business is reported in discontinued operations.
The following table summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

Year Ended December 31,	2013	2012	2011
	(in millions)
Net interest income and other revenues(1)(2)	$1	$3,342	$3,729
Income (loss) from discontinued operations before income tax(2)(3)	(253)	2,649	1,364

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

(2)
For 2012, amounts include the gain on sale to Capital One of $2,178 million. For 2012, amounts also includes a gain of $79 million resulting from the sale of account relationships to HSBC Bank USA which we had previously purchased from HSBC Bank USA in July 2004.

(3)
For 2013, amount includes an incremental expense of $87 million recorded based on actions taken and to be taken in connection with an industry review of enhancement services products. Additionally for 2013, the amounts also reflect expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One. We expect costs associated with the separation of the credit card operational infrastructure to continue

HSBC Finance Corporation

into 2014. For 2013 amounts also reflect a legal accrual of $40 million. See Note 22, "Litigation and Regulatory Matters," for further discussion of the legal matter.
Assets and liabilities of our discontinued Card and Retail Services business, which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet, consisted of the following:

	December 31, 2013	December 31, 2012
	(in millions)
Cash	$23	$197
Other assets(1)	79	84
Assets of discontinued operations	$102	$281

Other liabilities(2)	$102	$283
Liabilities of discontinued operations	$102	$283

(1)	At December 31, 2013 and December 31, 2012, other assets primarily consists of current and deferred taxes.

(2)	At December 31, 2013 and December 31, 2012, other liabilities primarily consists of certain legal accruals as discussed above.
2010 Discontinued Operations:
Taxpayer Financial Services ("TFS") In December 2010, it was determined that we would not offer any tax refund anticipation loans or related products for the 2011 tax season and we exited the TFS business. As a result of this decision, our TFS business was reported in discontinued operations. There were no assets or liabilities in our TFS business as of December 31, 2013 and 2012. The following summarizes the operating results of our TFS business for the periods presented:

Year Ended December 31,	2013	2012	2011
	(in millions)
Net interest income and other revenues(1)	$—	$—	$2
Income (loss) from discontinued operations before income tax	—	—	(4)

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

Auto Finance In March 2010, we sold our auto finance receivable servicing operations as well as a portion of our auto finance receivable portfolio to Santander Consumer USA Inc. (“SC USA”) and in August 2010, we sold the remainder of our auto finance receivable portfolio and other related assets to SC USA. As a result, our Auto Finance business, previously included in our Consumer Segment, is reported as discontinued operations. The assets and liabilities of our Auto Finance business as of December 31, 2013 and 2012 were not significant. The following summarizes the operating results of our Auto Finance business for the periods presented:

Year Ended December 31,	2013	2012	2011
	(in millions)
Net interest income and other revenues(1)(2)	$—	$14	$—
Income (loss) from discontinued operations before income tax(2)	—	14	(3)

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

HSBC Finance Corporation

4.	Securities

Securities Available-for-Sale During the first quarter of 2013, we liquidated our remaining securities available-for-sale portfolio and, as a result, do not have any available-for-sale securities at December 31, 2013. Securities available-for-sale for continuing operations consisted of the following at December 31, 2012:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Money market funds	$80	$—	$—	$80
Securities available-for-sale	$80	$—	$—	$80
Securities Purchased Under Agreements to Resell Securities purchased under agreements to resell ("Resale Agreements") are treated as collateralized financing transactions and are carried on our balance sheet at the amount advanced plus accrued interest with a balance of $6.9 billion and $2.2 billion at December 31, 2013 and December 31, 2012, respectively, all of which were purchased from HSBC Securities (USA) Inc. ("HSI"). Resale Agreements are collateralized by securities, and the market value of the securities is regularly monitored, with additional collateral obtained when appropriate. At December 31, 2013 and December 31, 2012, the market value of the securities obtained as collateral exceeded the carrying value of the Resale Agreements.

5.	Receivables

Receivables consisted of the following:

	December 31, 2013	December 31, 2012
	(in millions)
Real estate secured:
First lien	$23,568	$29,301
Second lien	3,016	3,638
Total real estate secured receivables	26,584	32,939
Accrued finance income and other	862	952
Credit loss reserve for receivables	(3,273)	(4,607)
Total receivables, net	$24,173	$29,284
Deferred origination fees, net of costs, totaled $183 million and $221 million at December 31, 2013 and December 31, 2012, respectively, and are included in the receivable balance. Net unamortized premium on our receivables totaled $102 million and $127 million at December 31, 2013 and December 31, 2012, respectively.
Collateralized funding transactions Secured financings previously issued under public trusts with a balance of $2,200 million at December 31, 2013 are secured by $4,020 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $2,878 million at December 31, 2012 were secured by $4,898 million of closed-end real estate secured receivables.
Age Analysis of Past Due Receivables The following tables summarize the past due status of our receivables at December 31, 2013 and December 31, 2012. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age.

HSBC Finance Corporation

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2013	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$2,462	$1,538	$4,000	$19,568	$23,568
Second lien	249	192	441	2,575	3,016
Total real estate secured receivables(3)	$2,711	$1,730	$4,441	$22,143	$26,584

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2012	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$2,759	$2,748	$5,507	$23,794	$29,301
Second lien	316	239	555	3,083	3,638
Total real estate secured receivables(3)	$3,075	$2,987	$6,062	$26,877	$32,939

(1)	Receivables less than 30 days past due are presented as current.

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

Contractual maturities Contractual maturities of our receivables were as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Real estate secured:
First lien	$111	$42	$72	$99	$117	$23,127	$23,568
Second lien	86	13	27	30	28	2,832	3,016
Total real estate secured receivables	$197	$55	$99	$129	$145	$25,959	$26,584
As a substantial portion of consumer receivables, based on our experience, will be repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections.
The following table summarizes contractual maturities of receivables due after one year by repricing characteristic:

At December 31, 2013	Over 1 But Within 5 Years	Over 5 Years
	(in millions)
Receivables at predetermined interest rates	$415	$23,979
Receivables at floating or adjustable rates	13	1,980
Total	$428	$25,959
Nonaccrual receivables Nonaccrual consumer receivables and nonaccrual receivables held for sale are all receivables which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged such that the contractual delinquency status has been reset to current. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivables and nonaccrual receivables held for sale consisted of the following:

HSBC Finance Corporation

	December 31, 2013	December 31, 2012
	(in millions)
Nonaccrual receivable portfolios:
Real estate secured(1)	$1,769	$3,032
Receivables held for sale(2)	1,422	2,161
Total nonaccrual receivables(3)	$3,191	$5,193

(1)
At December 31, 2013 and December 31, 2012, nonaccrual real estate secured receivables held for investment include $639 million and $1,748 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
For a discussion of the movements between the components of nonaccrual receivables, see Note 7, "Receivables Held for Sale," which includes discussion of the transfer of real estate secured receivables that were carried at the lower of amortized cost or fair value of the collateral less cost to sell to held for sale during the second quarter of 2012 as well as discussion regarding the formal program introduced in the second quarter of 2013 to transfer receivables (meeting pre-determined criteria) to held for sale when the receivable is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies.

(3)
Non-accrual receivables do not include receivables totaling $953 million and $1,497 million at December 31, 2013 and December 31, 2012, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

The following table provides additional information on our total nonaccrual receivables:

Year Ended December 31,	2013	2012	2011
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$819	$1,100	$1,161
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period	216	331	462
Troubled Debt Restructurings TDR Loans represent receivables for which the original contractual terms have been modified to provide for terms that are at less than a market rate of interest for new receivables because of deterioration in the borrower’s financial status.
Modifications for real estate secured and personal non-credit card receivables may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of finance income we are contractually entitled to receive for a period of time in future periods. By lowering the interest rate and making other changes to the loan terms, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Re-aging is an account management action that results in the resetting of the contractual delinquency status of an account to current which generally requires the receipt of two qualifying payments. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rate which generally results in a higher reserve requirement for these loans. The portion of the credit loss reserves on TDR Loans that is associated with the discounting of cash flows is released from credit loss reserves over the life of the TDR Loan.
During 2012, we evaluated recently issued regulatory guidance requiring receivables discharged under Chapter 7 bankruptcy and not re-affirmed to be classified as TDR Loan balances and made the decision to classify these receivables as TDR Loans which resulted in an increase in TDR Loans of $1,018 million at December 31, 2012, of which 37 percent had been carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding the receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell, these receivables are now reserved for using a discounted cash flow analysis which resulted in an increase in credit loss reserves during 2012 of approximately $40 million. For the receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell, there was no change in the reserves.
During the third quarter of 2011 we adopted an Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. Under this new guidance, we determined that substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods, should be reported as TDR Loans. Additionally, we determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification since the first quarter of 2007, should be considered TDR Loans, as we believe that multiple or later stage delinquency re-ages or a need for a modification to any of the loan terms other than to provide a market rate of interest provides evidence the borrower

HSBC Finance Corporation

is experiencing financial difficulty and a concession has been granted that is more than insignificant. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and resulted in the reporting of an additional $4,068 million of real estate secured receivables and an additional $717 million of personal non-credit card receivables as TDR Loans during the third quarter of 2011 with credit loss reserves of $1,308 million associated with these receivables at September 30, 2011.
The following summarizes the drivers of the additional TDR Loans reported as a result of the Accounting Standards Update:

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
The following table presents information about receivables and receivables held for sale which as a result of any account management action taken during the year ended December 31, 2013, 2012 and 2011 became classified as TDR Loans.

Year Ended December 31,	2013	2012	2011
	(in millions)
Real estate secured:
First lien	$1,358	$2,871	$6,145
Second lien	166	329	625
Real estate secured receivables held for sale	298	364	—
Total real estate secured	1,822	3,564	6,770
Personal non-credit card receivables held for sale(1)	28	294	—
Personal non-credit card receivables held for investment	—	—	1,058
Total(2)	$1,850	$3,858	$7,828

(1)	As discussed more fully in Note 7, "Receivables Held for Sale," we sold our personal non-credit card receivable portfolio on April 1, 2013.

HSBC Finance Corporation

(2)	The following table summarizes the actions taken during the year ended December 31, 2013, 2012 and 2011 which resulted in the above receivables being classified as a TDR Loan.

Year Ended December 31,	2013	2012	2011
	(in millions)
Interest rate modification	$692	$1,814	$3,630
Re-age of past due account	1,158	2,044	4,198
Total	$1,850	$3,858	$7,828
Receivables and receivables held for sale reported as TDR Loans consisted of the following:

	December 31, 2013	December 31, 2012
	(in millions)
TDR Loans:(1)(2)
Real estate secured:
First lien(4)	$10,633	$12,671
Second lien(4)	1,047	1,205
Real estate secured receivables held for sale(3)	1,392	1,936
Total real estate secured	13,072	15,812
Personal non-credit card receivables held for sale(3)(6)	—	592
Total TDR Loans	$13,072	$16,404

Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$2,294	$3,104
Second lien	360	523
Total credit loss reserves for real estate secured TDR Loans(3)(5)	$2,654	$3,627

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

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

	December 31, 2013	December 31, 2012
	(in millions)
Real estate secured:
First lien	$10,983	$13,569
Second lien	1,188	1,315
Real estate secured receivables held for sale	2,587	4,912
Total real estate secured	14,758	19,796
Personal non-credit card receivables held for sale	—	1,139
Total TDR Loans	$14,758	$20,935
At December 31, 2013, the unpaid principal balances reflected above include $92 million which has received a reduction in the unpaid principal balance as part of an account management action.

(3)	There are no credit loss reserves associated with receivables classified as held for sale as they are carried at the lower of amortized cost or fair value.

(4)
At December 31, 2013 and December 31, 2012, TDR Loans held for investment totaling $604 million and $1,488 million, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	Included in credit loss reserves.

(6)	As discussed more fully in Note 7, "Receivables Held for Sale," we sold our personal non-credit card receivable portfolio on April 1, 2013.

HSBC Finance Corporation

The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the year ended December 31, 2013, 2012 and 2011.

Year Ended December 31,	2013	2012	2011
	(in millions)
Real estate secured:
First lien	$765	$1,837	$1,941
Second lien	116	259	189
Real estate secured receivables held for sale	342	365	—
Total real estate secured	1,223	2,461	2,130
Personal non-credit card receivables held for sale	21	262	—
Personal non-credit card receivables held for investment	—	—	418
Total	$1,244	$2,723	$2,548

The volume of TDR Loans which were classified as TDR Loans during the previous 12 months and became sixty days or greater contractually delinquent during 2013 decreased as a result of the lower new TDR Loan volumes as compared with the prior year.
The following table provides additional information relating to TDR Loans, including TDR Loans held for sale:

Year Ended December 31,	2013	2012	2011
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$14,430	$14,657	$11,450
Second lien	1,136	1,219	901
Total real estate secured	15,566	15,876	12,351
Personal non-credit card	144	925	1,161
Total average balance of TDR Loans	$15,710	$16,801	$13,512
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$927	$871	$590
Second lien	108	104	62
Total real estate secured	1,035	975	652
Personal non-credit card	40	174	133
Total interest income recognized on TDR Loans	$1,075	$1,149	$785

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
Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

	December 31, 2013		December 31, 2012
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien	$2,387	10.13%	$3,645	12.44%
Second lien	275	9.12	349	9.59
Real estate secured receivables held for sale	1,473	71.96	2,176	72.01
Total real estate secured	4,135	14.44	6,170	17.16
Personal non-credit card receivables held for sale	—	—	103	3.24
Total	$4,135	14.44%	$6,273	16.03%
Nonperforming The following table summarizes the status of receivables and receivables held for sale:

	Accruing Loans	Nonaccrual Loans(3)	Total
	(in millions)
At December 31, 2013
Real estate secured(1)(2)	$24,815	$1,769	$26,584
Receivables held for sale	625	1,422	2,047
Total	$25,440	$3,191	$28,631
At December 31, 2012
Real estate secured(1)(2)	$29,907	$3,032	$32,939
Receivables held for sale	4,042	2,161	6,203
Total	$33,949	$5,193	$39,142

(1)
At December 31, 2013 and December 31, 2012, nonaccrual real estate secured receivables held for investment include $639 million and $1,748 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
At December 31, 2013 and December 31, 2012, nonaccrual real estate secured receivables held for investment include $1,245 million and $2,096 million, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

(3)
Nonaccrual loans do not include receivables totaling $953 million and $1,497 million at December 31, 2013 and December 31, 2012, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

Troubled debt restructurings See discussion of TDR Loans above for further details on this credit quality indicator.

HSBC Finance Corporation

6.	Credit Loss Reserves

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the years ended December 31, 2013, 2012 and 2011:

	Real Estate Secured		Personal Non- Credit Card	Other	Total
	First Lien	Second Lien
	(in millions)
Year Ended December 31, 2013:
Credit loss reserve balance at beginning of period	$3,867	$740	$—	$—	$4,607
Provision for credit losses	(24)	53	(50)	—	(21)
Net charge-offs:
Charge-offs(4)	(1,186)	(335)	—	—	(1,521)
Recoveries	112	38	50	—	200
Total net charge-offs	(1,074)	(297)	50	—	(1,321)
Other	8	—	—		8
Reserves on receivables transferred to held for sale	—	—	—	—	—
Credit loss reserve balance at end of period	$2,777	$496	$—	$—	$3,273
Reserve components:
Collectively evaluated for impairment	$469	$135	$—	$—	$604
Individually evaluated for impairment(1)	2,256	360	—	—	2,616
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	51	1	—	—	52
Receivables acquired with deteriorated credit quality	1	—	—	—	1
Total credit loss reserves	$2,777	$496	$—	$—	$3,273
Receivables:
Collectively evaluated for impairment	$12,656	$1,961	$—	$—	$14,617
Individually evaluated for impairment(1)	10,073	1,003	—	—	11,076
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	830	49	—	—	879
Receivables acquired with deteriorated credit quality	9	3	—	—	12
Total receivables	$23,568	$3,016	$—	$—	$26,584
Year ended December 31, 2012:
Credit loss reserve balance at beginning of period	$4,089	$823	$1,040	$—	$5,952
Provision for credit losses(2)	1,812	397	15	—	2,224
Net charge-offs:
Charge-offs(4)	(2,094)	(538)	(389)	—	(3,021)
Recoveries	60	58	299	—	417
Total net charge-offs	(2,034)	(480)	(90)	—	(2,604)
Reserves on receivables transferred to held for sale	—	—	(965)	—	(965)
Credit loss reserve balance at end of period	$3,867	$740	$—	$—	$4,607
Reserve components:
Collectively evaluated for impairment	$722	$215	$—	$—	$937
Individually evaluated for impairment(1)	3,010	523	—	—	3,533
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	131	1	—	—	132
Receivables acquired with deteriorated credit quality	4	1	—	—	5
Total credit loss reserves	$3,867	$740	$—	$—	$4,607

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Other	Total
	First Lien	Second Lien
	(in millions)
Receivables:
Collectively evaluated for impairment	$16,012	$2,414	$—	$—	$18,426
Individually evaluated for impairment(1)	11,233	1,155	—	—	12,388
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	2,043	66	—	—	2,109
Receivables acquired with deteriorated credit quality	13	3	—	—	16
Total receivables	$29,301	$3,638	$—	$—	$32,939
Year ended December 31, 2011:
Credit loss reserve balance at beginning of period	$3,355	$832	$1,325	$—	$5,512
Provision for credit losses(3)	3,227	758	433	—	4,418
Net charge-offs:
Charge-offs	(2,527)	(827)	(1,127)	—	(4,481)
Recoveries	34	60	409	—	503
Total net charge-offs	(2,493)	(767)	(718)	—	(3,978)
Credit loss reserve balance at end of period	$4,089	$823	$1,040	$—	$5,952
Reserve components:
Collectively evaluated for impairment	$632	$286	$334	$—	$1,252
Individually evaluated for impairment(1)	3,026	534	706	—	4,266
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	423	2	—	—	425
Receivables acquired with deteriorated credit quality	8	1	—	—	9
Total credit loss reserves	$4,089	$823	$1,040	$—	$5,952
Receivables:
Collectively evaluated for impairment	$21,660	$3,358	$3,855	$3	$28,876
Individually evaluated for impairment(1)	10,693	1,024	1,341	—	13,058
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	5,847	90	—	—	5,937
Receivables acquired with deteriorated credit quality	35	6	—	—	41
Total receivables	$38,235	$4,478	$5,196	$3	$47,912

(1)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $604 million, $1,488 million and $2,526 million at December 31, 2013, December 31, 2012 and December 31, 2011, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $38 million, $94 million and $143 million at December 31, 2013, December 31, 2012 and December 31, 2011, respectively. These credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
Provision for credit losses during 2012 includes $112 million related to the lower of amortized cost or fair value attributable to credit for personal non-credit card receivables transferred to held for sale at June 30, 2012. See Note 7, "Receivables Held for Sale," for additional information.

(3)
Provision for credit losses for 2011 includes $925 million related to the adoption of new accounting guidance for TDR Loans in the third quarter of 2011 as discussed more fully in Note 5, "Receivables."

(4)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during 2013 and 2012 that were carried at the lower of amortized cost or fair value of the collateral less cost to sell and recognized the existing credit loss reserves on these receivables as additional charge-off totaling $164 million during 2013 and $333 million during 2012.

We historically have estimated probable losses for real estate secured receivables collectively evaluated for impairment which do not qualify as a troubled debt restructure using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This has historically resulted in the identification of a loss emergence period for these real estate secured receivables collectively evaluated for impairment using a roll rate migration analysis which results in approximately 7 months of losses in our credit loss reserves. A loss coverage of 12 months using a roll rate

HSBC Finance Corporation

migration analysis would be more aligned with U.S. bank industry practice. As previously disclosed in 2012, our regulators indicated they would like us to more closely align our loss coverage period implicit within the roll rate methodology with U.S. bank industry practice. During 2012, we extended our loss emergence period to 12 months for U.S. GAAP. As a result, during 2012, we increased credit loss reserves by approximately $350 million for these loans. We will perform an annual review of our portfolio going forward to assess the period of time utilized in our roll rate migration period.
During 2011, we reviewed our existing models for determining credit loss reserves. As part of this process, we considered recent environmental activity including the impact of foreclosure delays, unique characteristics of our run-off portfolio and changes in how loans are ultimately running off. As a result, we made certain enhancements to our credit loss reserve estimation process during 2011. These changes in estimation were necessary because previous estimation techniques no longer represented the composition of the run-off portfolio or the current environment. These changes involved enhancements to the process for determining loss severity associated with real estate loans; revisions to our estimate of projected cash flows for TDR Loans; and increased segmentation of the loan portfolio based on the risk characteristics of the underlying loans.

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
During 2013, we sold real estate secured receivables in multiple transactions to a third-party investor with an aggregate unpaid principal balance of $5,685 million (aggregate carrying value of $3,127 million) at the time of sale, which included $4,561 million (aggregate carrying value of $2,493 million) that was sold during the fourth quarter of 2013. Aggregate cash consideration received during 2013 for these real estate secured receivables totaled $3,131 million. We incurred a loss on these transactions of approximately $89 million during 2013, reflecting transaction fees and any lower of amortized cost or fair value adjustment recorded upon sale since the last quarterly reporting date prior to sale.
The market demand for first lien partially charged-off accounts has been strong throughout 2013. As a result of this increased market demand, in June 2013, we decided we no longer have the intent to hold for investment first lien real estate secured receivables once they have been written down to the lower of amortized cost or fair value of the collateral less cost to sell, subject to certain exceptions, primarily receivables associated with secured financings which are not saleable. As a result, we adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During 2013, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $3,612 million at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $2,506 million during 2013.
As we now plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor would incorporate a number of assumptions in predicting future cash flows, such as differences in overall cost of capital assumptions, which may result in a lower estimate of fair value for the cash flows associated with the receivables. Accordingly, during 2013 we recorded a lower of amortized cost or fair value adjustment of $212 million associated with the newly transferred loans, all of which was attributable to non-credit related factors as these receivables were already carried at the lower of amortized cost or fair value of the collateral less cost to sell and was recorded as a component of total other revenues in the consolidated statement of income (loss).
We expect that receivables held for sale at December 31, 2013 will be sold in multiple transactions generally over the next 15 months or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables

HSBC Finance Corporation

will be classified as real estate owned (“REO”) and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. Accordingly, based on the projected timing of loan sales and the expected flow of foreclosure volume into REO over the next 15 months, a portion of the real estate secured receivables classified as held for sale will ultimately become REO. As a result, a portion of the fair value adjustment on receivables held for sale may be reversed in earnings over time. This estimate of fair value is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity. During 2013 and 2012, we transferred a portion of our real estate secured receivable portfolio held for sale with a carrying value of $529 million and $168 million, respectively, to REO after obtaining title to the underlying collateral and reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $40 million and $50 million, respectively. Additionally, during 2013 and 2012, we completed short sales on real estate secured receivables with a carrying value of $182 million and $96 million, respectively. As a result of these short sales, we reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $22 million and $20 million, respectively, during 2013 and 2012, respectively, as the agreed price was higher than the carrying value.
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
On March 5, 2013, we entered into an agreement to sell our personal non-credit card receivable portfolio to trusts for which affiliates of Springleaf Finance, Inc. ("Springleaf"), Newcastle Investment Corp. and Blackstone Tactical Opportunities Advisors L.L.C. are the sole beneficiaries (collectively, the "Purchasers"). On March 5, 2013, we also entered into an agreement to sell a loan servicing facility and related assets located in London, Kentucky (the "Facility") to Springleaf. On April 1, 2013, we completed the sale of our personal non-credit card receivable portfolio with an aggregate unpaid principal balance of $3,760 million (aggregate carrying value of $2,947 million) at March 31, 2013 to the Purchasers. Total cash consideration received was $2,964 million. During the second quarter of 2013, we recorded a loss on sale of $11 million primarily related to transaction fees. On September 1, 2013, we completed the sale of the Facility to Springleaf and recognized an immaterial gain on sale of the Facility. Additionally, on September 1, 2013 the personal non-credit card receivables were converted onto the Purchasers' system and we transferred to the Purchasers over 200 employees who had performed servicing activities for these and other receivables. Prior to the conversion of these receivable to the Purchaser's systems, we serviced these personal non-credit card receivables for the Purchasers for a fee. Servicing fee revenues recorded for servicing these personal non-credit card receivables during 2013 totaled $28 million.
Receivables held for sale which are carried at the lower of amortized cost or fair value consisted of the following:

	December 31, 2013	December 31, 2012
	(in millions)
First lien real estate secured	$2,047	$3,022
Personal non-credit card	—	3,181
Total receivables held for sale	$2,047	$6,203

HSBC Finance Corporation

The following table summarizes the activity in receivables held for sale during 2013 and 2012:

	Real Estate Secured	Personal Non-Credit Card	Total
	(in millions)
Year Ended December 31, 2013:
Receivables held for sale at beginning of period	$3,022	$3,181	$6,203
Receivable sales:
First lien real estate secured	(3,127)	—	(3,127)
Personal non-credit card receivables	—	(2,947)	(2,947)
Lower of amortized cost or fair value adjustment on receivables held for sale	830	(82)	748
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(711)	—	(711)
Change in receivable balance, including collections	(97)	(152)	(249)
Transfer of first lien real estate secured into held for sale at the lower of amortized cost or fair value(1)	2,130	—	2,130
Receivables held for sale at end of period(2)	$2,047	$—	$2,047

Year Ended December 31, 2012:
Receivables held for sale at beginning of period	$—	$—	$—
Lower of amortized cost or fair value adjustment on receivables held for sale	(3)	21	18
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(264)	—	(264)
Change in receivable balance, including collections	2	(309)	(307)
Transfer of receivables into held for sale at the lower of amortized cost or fair value(1)	3,287	3,469	6,756
Receivables held for sale at end of period(2)	$3,022	$3,181	$6,203

(1)
The lower of amortized cost or fair value adjustment on receivables transferred into held for sale during 2013 and 2012 totaled $212 million and $1,659 million, respectively, including the credit component recorded in the provision for credit losses for the personal non-credit card receivables transferred to held for sale during 2012.

(2)
Net of a valuation allowance of $329 million and $1,452 million at December 31, 2013 and December 31, 2012, respectively. The following table provides a rollforward of our valuation allowance for 2013 and 2012:

Year Ended December 31,	2013	2012
	(in millions)
Balance at beginning of period	$1,452	$—
Initial valuation allowance for receivables transferred to held for sale during the period	212	1,529
Release of valuation allowance resulting from improvements in fair value	(748)	—
Change in of valuation allowance for collections, loans sold, charged-off, transferred to REO or short sale	(587)	(77)
Balance at end of period	$329	$1,452

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment recorded in provision for credit losses and other revenues during 2013 and 2012:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
	Fair Value	REO	Short Sales	Total
	(in millions)
(Income)/Expense:
Year Ended December 31, 2013:
Lower of amortized cost or fair value adjustments recorded as a component of:
Other revenues:
Initial lower of amortized cost or fair value adjustment	$212	$—	$—	$212
Subsequent to initial transfer to held for sale(1)	(686)	(40)	(22)	(748)
Total recorded through other revenues	(474)	(40)	(22)	(536)
Lower of amortized cost or fair value adjustment	$(474)	$(40)	$(22)	$(536)
Year Ended December 31, 2012:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses	$112	$—	$—	$112
Other revenues:
Initial lower of amortized cost or fair value adjustment	1,547	—	—	1,547
Subsequent to initial transfer to held for sale	52	(50)	(20)	(18)
Total recorded through other revenues	1,599	(50)	(20)	1,529
Lower of amortized cost or fair value adjustment	$1,711	$(50)	$(20)	$1,641

(1)
For 2013, the fair value of the lower of amortized cost or fair value adjustment reflects an increase in the relative fair value of $768 million related to real estate secured receivables held for sale and an additional charge of $82 million related to personal non-credit card receivables prior to the sale of this portfolio on April 1, 2013.

During 2013, we reversed $768 million of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the relative fair value of the real estate secured receivables held for sale during 2013 largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables. During the first quarter of 2013, the fair value of the personal non-credit card receivables held for sale decreased by $82 million, reflecting the excess of the interest and fee income on the loans over the fees received from the Purchasers as the sale agreement called for interest and fees on the loans to pass to the Purchasers after December 31, 2012 in return for a cost of carry and servicing fee to be paid to the seller.

8.     Properties and Equipment, Net

Property and Equipment consisted of the following:

	December 31, 2013	December 31, 2012	Depreciable Life
	(dollars are in millions)
Land	$2	$3	—
Buildings and improvements	95	99	10-40 years
Furniture and equipment	26	26	3-10 years
Total	123	128
Accumulated depreciation and amortization	(55)	(57)
Properties and equipment, net	$68	$71
Depreciation and amortization expense for continuing operations totaled $6 million, $6 million and $11 million in 2013, 2012 and 2011, respectively.

HSBC Finance Corporation

9.    Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2013	December 31, 2012
	(in millions)
Senior debt:
Fixed rate:
Secured financings:
5.00% to 5.99%; due 2013 to 2017	$90	$189
Other fixed rate senior debt:
1.00% to 1.99%; due 2013 to 2014	13	16
2.00% to 2.99%; due 2013 to 2015	206	347
3.00% to 3.99%; due 2014 to 2016	420	422
4.00% to 4.99%; due 2013 to 2018	2,444	3,675
5.00% to 5.49%; due 2013 to 2021	5,358	6,156
5.50% to 5.99%; due 2013 to 2018	2,339	2,638
6.00% to 6.49%; due 2013 to 2017	1,714	1,818
6.50% to 6.99%; due 2013	—	2
7.00% to 7.49%; due 2023 to 2032	42	42
7.50% to 7.99%; due 2019 to 2032	288	284
Variable interest rate:
Secured financings – .32% to 2.71%; due 2013 to 2018	2,110	2,689
Other variable interest rate senior debt – .49% to 5.42%; due 2013 to 2016	2,595	6,932
Subordinated debt	2,208	2,208
Junior subordinated notes issued to capital trusts	1,031	1,031
Unamortized discount	(43)	(54)
HSBC acquisition purchase accounting fair value adjustments	24	31
Total long-term debt	$20,839	$28,426
HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our long-term debt at fair value at the date of our acquisition by HSBC.
At December 31, 2013, long-term debt included fair value adjustments relating to fair value hedges of our debt which increased the debt's carrying value by $5 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $484 million. At December 31, 2012, long-term debt included fair value adjustments relating to fair value hedges of our debt which increased the debt's carrying value by $17 million and a foreign currency translation adjustment relating to our foreign currency denominated debt which increased the debt balance by $828 million.
At December 31, 2013 and December 31, 2012, we have elected fair value option accounting for certain of our fixed rate debt issuances. See Note 10, “Fair Value Option,” for further details. At December 31, 2013 and December 31, 2012, long-term debt totaling $8,025 million and $9,725 million, respectively, was carried at fair value.
Interest expense for long-term debt was $1,141 million, $1,585 million and $2,166 million in 2013, 2012 and 2011, respectively. The weighted-average interest rates on long-term debt were 4.35 percent and 4.48 percent at December 31, 2013 and December 31, 2012, respectively. There are no restrictive financial covenants in any of our long-term debt agreements. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 11, “Derivative Financial Instruments.”
During the fourth quarter of 2013, we decided to call $102 million of senior long-term debt. This transaction was completed during November 2013. This transaction was funded through cash flows from operating and investing activities.
During the third quarter of 2012, we decided to call $512 million of senior long-term debt. This transaction was completed during September 2012. This transaction was funded through a $512 million loan agreement with HSBC USA Inc. which matures in September 2017. At December 31, 2013 and December 31, 2012, $512 million was outstanding under this loan agreement.

HSBC Finance Corporation

Receivables we have sold in collateralized funding transactions structured as secured financings remain on our balance sheet. The entities used in these transactions are VIEs and we are deemed to be their primary beneficiary because we hold beneficial interests that expose us to the majority of their expected losses. Accordingly, we consolidate these entities and report the debt securities issued by them as secured financings in long-term debt. Secured financings previously issued under public trusts with a balance of $2,200 million at December 31, 2013 are secured by $4,020 million of closed-end real estate secured receivables, which are reported as receivables in the consolidated balance sheet. Secured financings previously issued under public trusts with a balance of $2,878 million at December 31, 2012 were secured by $4,898 million of closed-end real estate secured receivables. The holders of debt instruments issued by consolidated VIEs have recourse only to the receivables securing those instruments and have no recourse to our general credit.
The following table summarizes our junior subordinated notes issued to capital trusts (“Junior Subordinated Notes”) and the related company-obligated mandatorily redeemable preferred securities (“Preferred Securities”):

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
Maturities of long-term debt at December 31, 2013, including secured financings and conduit facility renewals, were as follows:

(in millions)
2014(1)	$3,939
2015	5,681
2016	5,462
2017	1,751
2018	295
Thereafter	3,711
Total	$20,839

(1)	Weighted average interest rate on long-term debt maturing in 2014 is 2.285 percent.

HSBC Finance Corporation

Certain components of our long-term debt may be redeemed prior to stated maturity.

10.	Fair Value Option

We have elected to apply fair value option (“FVO”) reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. The following table summarizes fixed rate debt issuances accounted for under FVO:

	December 31, 2013	December 31, 2012
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$8,025	$9,725
Due to affiliates	496	514
Total fixed rate debt accounted for under FVO	$8,521	$10,239

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$7,942	$9,415

Fixed rate long-term debt not accounted for under FVO	$7,083	$8,057

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $245 million and $247 million at December 31, 2013 and December 31, 2012, respectively.

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. See Note 20, "Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.
The following table summarizes the components of the gain (loss) on debt designated at fair value and related derivatives for the year ended December 31, 2013, 2012 and 2011:

Year Ended December 31,	2013	2012	2011
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$314	$166	$25
Credit risk component	(71)	(758)	616
Total mark-to-market on debt designated at fair value	243	(592)	641
Mark-to-market on the related derivatives(1)	(333)	(260)	(81)
Net realized gains on the related derivatives	318	403	604
Gain (loss) on debt designated at fair value and related derivatives	$228	$(449)	$1,164

(1)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a loss of $73 million, a loss of $35 million and a gain of $63 million during 2013, 2012 and 2011, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was and a gain of $73 million, a gain of $35 million and a loss of $63 million during 2013, 2012 and 2011, respectively.

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $581 million and $824 million at December 31, 2013 and December 31, 2012, respectively.

HSBC Finance Corporation

The change in the fair value of the debt and the change in value of the related derivatives during 2013 and 2012 reflect the following:

•
Interest rate curve – Rising long-term interest rates during 2013 resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. During 2012 and 2011, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•
Credit – Our secondary market credit spreads tightened during 2013 and 2012 on overall positive economic news, although the tightening was more pronounced during 2012. In 2011, our secondary market credit spreads widened due to the continuing concerns with the European sovereign debt crisis which caused spreads to widen throughout the financial services industry as well as the uncertain economic recovery in the United States.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for 2013 should not be considered indicative of the results for any future periods.

11.	Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. Prior to January 2014, the HSBC Finance Corporation Asset Liability Committee met regularly to review risks and approved appropriate risk management strategies within the limits established by the HSBC Group Management Board. In January 2014, this oversight was transferred to the HSBC North America Asset Liability Committee (“HSBC North America ALCO”). Additionally, our Risk Management Committee receives regular reports on our interest rate and liquidity risk positions in relation to the established limits. In accordance with the policies and strategies established by HSBC North America ALCO, in the normal course of business, we enter into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used as economic hedges to manage risk.
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
Control Over Valuation Process and Procedures  A control framework has been established which is designed to ensure that fair values are validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the measurement of fair values rests with the HSBC U.S. Valuation Committee. The HSBC U.S. Valuation Committee establishes policies and procedures to ensure appropriate valuations. Fair values for derivatives are measured by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Quantitative Risk and Valuation Group of an HSBC affiliate. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indices and therefore demonstrate a similar response to market factors.
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
At December 31, 2013 and December 31, 2012, 100.0 percent and 99.7 percent, respectively, of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. At December 31, 2012, the fair value of our agreements with non-affiliate counterparties did not require us or the non-affiliates to provide collateral. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliates to provide collateral to us of $811 million and $75 million at December 31, 2013 and December 31, 2012, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At December 31, 2013, we had derivative contracts with a notional amount of $16.5 billion, all of which is outstanding with HSBC Bank USA. At December 31, 2012, we had derivative contracts with a notional amount of approximately $26.1 billion, including $26.0 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.
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

	December 31, 2013		December 31, 2012
	Derivative Financial Assets(1)	Derivative Financial Liabilities	Derivative Financial Assets(1)	Derivative Financial Liabilities
	(in millions)
Derivatives(2)
Derivatives accounted for as fair value hedges
Interest rate swaps	$—	$—	$7	$—
Currency swaps	—	—	—	—
Fair value hedges	—	—	7	—

Derivatives accounted for as cash flow hedges
Interest rate swaps	16	(138)	24	(474)
Currency swaps	255	(28)	482	(38)
Cash flow hedges	271	(166)	506	(512)

Non-qualifying hedge activities
Derivatives not designated as hedging instruments
Interest rate swaps	24	(171)	23	(1,111)
Currency swaps	—	—	—	(7)
Derivatives not designated as hedging instruments	24	(171)	23	(1,118)

Derivatives associated with debt carried at fair value
Interest rate swaps	270	—	469	—
Currency swaps	542	—	678	—
Derivatives associated with debt carried at fair value	812	—	1,147	—
Total derivatives	1,107	(337)	1,683	(1,630)
Less: Gross amounts offset in the balance sheet(3)	1,107	(337)	1,683	(1,608)
Net amounts of derivative financial assets and liabilities presented in the balance sheet(4)	$—	$—	$—	$(22)

(1)	Derivative assets related to cash flow hedges and non-qualifying hedge activities are recorded within other assets in our consolidated balance sheet.

(2)	All of our derivatives are bilateral over-the-counter ("OTC") derivatives.

(3)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes collateral received as of December 31, 2013 and December 31, 2012 of $811 million and $75 million, respectively. At December 31, 2013 and December 31, 2012, we did not have any financial instrument collateral received/posted.

(4)	At December 31, 2013 and December 31, 2012, we had not received any cash or financial instruments not subject to an enforceable master netting agreement.
Fair Value Hedges  Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. We terminated all of our active positions during the first quarter of 2013 to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC USA Inc. in December 2012. We recorded fair value adjustments to the carrying value of our debt for fair value hedges which increased the debt balance by $5 million and $17 million at December 31, 2013 and December 31, 2012, respectively.

HSBC Finance Corporation

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

		Location of Gain (Loss) Recognized in Income on Hedged Item and Derivative	Amount of Gain (Loss) Recognized in Income on the Derivative			Amount of Gain (Loss) Recognized in Income on Hedged Item
			Year Ended December 31,			Year Ended December 31,
	Hedged Item		2013	2012	2011	2013	2012	2011
			(in millions)
Interest rate swaps	Fixed rate borrowings	Derivative related income	$—	$(3)	$34	$—	$(2)	$(40)
Currency swaps	Fixed rate borrowings	Derivative related income	—	(17)	(29)	—	19	44
Total			$—	$(20)	$5	$—	$17	$4
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $97 million and $329 million at December 31, 2013 and December 31, 2012, respectively. We expect $64 million ($41 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings.
The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2013	2012	2011		2013	2012	2011		2013	2012	2011
	(in millions)
Interest rate swaps	$118	$95	$(116)	Interest expense	$(2)	$(7)	$(34)	Derivative related income	$2	$1	$4
Currency swaps	73	89	189	Interest expense	(13)	(20)	(25)	Derivative related income	27	22	22
				Derivative loss recognized on termination of hedges	(199)	—	—
Total	$191	$184	$73		$(214)	$(27)	$(59)		$29	$23	$26
Non-Qualifying Hedging Activities  We have entered into interest rate and currency swaps which are not designated as hedges under derivative accounting principles. However, as of December 31, 2013, we no longer have any open currency swap positions. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets.
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Year Ended December 31,
		2013	2012	2011
		(in millions)
Interest rate contracts	Derivative related income	$315	$(221)	$(1,185)
Currency contracts	Derivative related income	—	(6)	4
Total		$315	$(227)	$(1,181)

HSBC Finance Corporation

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
The following table provides the gain or loss recorded on the derivatives related to fair value option debt primarily due to changes in interest rates. See Note 10, “Fair Value Option,” for further discussion.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Year Ended December 31,
		2013	2012	2011
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$10	$70	$263
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	(25)	73	260
Total		$(15)	$143	$523
Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	December 31, 2013	December 31, 2012
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$3,256	$4,949
Currency swaps	2,277	6,063
	5,533	11,012
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	3,699	6,219
Currency swaps	—	122
	3,699	6,341
Derivatives associated with debt carried at fair value:
Interest rate swaps	4,343	5,573
Currency swaps	2,892	3,134
	7,235	8,707
Total	$16,467	$26,060
The decrease in the notional amount of our derivative contracts at December 31, 2013 as compared with December 31, 2012 reflects maturities of $5.8 billion and the termination of $2.5 billion of non-qualifying hedges and $300 million of fair value hedges to better align our overall hedge position with our overall interest rate risk position, which changed after the issuance of $1.5 billion in fixed rate debt to HSBC USA Inc. in December 2012 and revisions in our estimates of the prepayment speeds on the underlying mortgages we are funding.

Additionally, we terminated $1.0 billion of cash flow hedge positions during the first quarter of 2013. As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to an affiliate, HFCT IX. HFCT IX, which is a related but unconsolidated entity, which issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. In October 2013, U.S. Regulators published a final rule in the Federal Register implementing the Basel III capital framework under which the trust preferred securities will no longer qualify as Tier I capital. In anticipation of these changes as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, in 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to income of $199 million of unrealized losses previously accumulated in other comprehensive income during the first quarter of 2013.

HSBC Finance Corporation

12.    Income Taxes

Total income taxes were as follows:

Year Ended December 31,	2013	2012	2011
	(in millions)
Provision (benefit) for income taxes related to continuing operations	$325	$(1,406)	$(1,431)
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on securities available-for-sale, not other-than-temporarily impaired, net	(62)	7	13
Unrealized gains on other-than-temporarily impaired debt securities available-for-sale	(1)	1	3
Unrealized gains on cash flow hedging instruments	143	75	52
Changes in funded status of postretirement benefit plans	8	(8)	(6)
Foreign currency translation adjustments	(10)	1	(1)
Total	$403	$(1,330)	$(1,370)
Provisions (benefits) for income taxes related to our continuing operations all of which were in the United States were:

Year Ended December 31,	2013	2012	2011
	(in millions)
Current benefit	$(917)	$(958)	$(772)
Deferred provision (benefit)	1,242	(448)	(659)
Total income provision (benefit)	$325	$(1,406)	$(1,431)
The significant components of deferred provisions (benefits) attributable to income from continuing operations were:

Year Ended December 31,	2013	2012	2011
	(in millions)
Deferred income tax provision (benefit) (excluding the effects of other components)	$1,443	$(597)	$(602)
Increase in Federal operating loss carryforwards	(141)	—	—
(Decrease) increase in State valuation allowance	(51)	323	(65)
Decrease (increase) in State operating loss carryforwards and credits	11	(296)	(65)
(Increase) decrease in foreign and general business tax credits	(20)	122	73
Deferred income tax provision (benefit)	$1,242	$(448)	$(659)
The decrease in state operating loss carryforwards and corresponding decrease in valuation allowance in the table above pertain mainly to states with net operating losses that were utilized against 2012 taxable income on returns filed in 2013.

HSBC Finance Corporation

A reconciliation of income tax expense (benefit) compared with the amounts at the U.S. federal statutory rates was as follows:

Year Ended December 31,	2013		2012		2011
	(dollars are in millions)
Tax provision (benefit) at the U.S. federal statutory income tax rate	$363	35.0%	$(1,334)	(35.0)%	$(1,315)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	9.9		(19)	(.5)	(19)	(.5)
Adjustment with respect to tax for prior periods(1)	11	1.1	(51)	(1.3)	5.1
Adjustment of tax rate used to value deferred taxes	(5)	(.5)	(7)	(.2)	—	—
Change in valuation allowance and reserves(2)	(11)	(1.1)	15.4		(130)	(3.5)
Uncertain tax adjustments(3)	(10)	(1.0)	(15)	(.4)	—	—
Other non-deductible/non-taxable items(4)	(29)	(2.8)	—	—	29.8
Other	(3)	(.3)	5.1		(1)	—
Total income tax benefit	$325	31.3%	$(1,406)	(36.9)%	$(1,431)	(38.1)%

(1)	For 2013, 2012 and 2011, the amount relates to corrections to current and deferred tax balance sheet accounts and changes in estimates as a result of filing the Federal and state income tax returns.

(2)
For 2013 and 2012, the amounts relate to changes in valuation allowance in states with net operating loss carryforward periods of 12 to 20 years. For 2011, the amount relates mainly to the release of a valuation allowance previously established on foreign tax credits.

(3)	For 2013 and 2012, the amounts primarily relate to the conclusion of state audits and expiration of state statutes of limitations.

(4)	For 2013, the amount includes a change in the estimated deductibility of accrued costs for certain regulatory matters that were accrued during 2011.
Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

	December 31, 2013	December 31, 2012
	(in millions)
Deferred Tax Assets:
Credit loss reserves	$1,220	$1,678
Receivables held for sale	101	921
Federal and state unused tax benefit carryforwards	1,080	930
Market value adjustment related to derivatives and long-term debt carried at fair value	392	624
Interests in Real Estate Mortgage Investment Conduits (1)	394	505
Accrued expenses not currently deductible	199	183
Other	271	280
Total deferred tax assets	3,657	5,121
Valuation allowance	(931)	(982)
Total deferred tax assets net of valuation allowance	2,726	4,139
Deferred Tax Liabilities:
Fee income	82	105
Other	64	145
Total deferred tax liabilities	146	250
Net deferred tax asset	$2,580	$3,889

(1)
Real Estate Mortgage Investment Conduits ("REMIC") are investment vehicles that hold commercial and residential mortgages in trust and issue securities representing an undivided interest in these mortgages. We hold portfolios of noneconomic residual interests in a number of REMICs through one of our subsidiaries. This item represents the tax basis in such interests which has accumulated as a result of tax rules requiring the recognition of income related to such noneconomic residuals.

HSBC Finance Corporation

The deferred tax valuation allowance is attributed to the following deferred tax assets that based on the available evidence it is more-likely-than-not that the deferred tax asset will not be realized:

	December 31, 2013	December 31, 2012
	(in millions)
State unused tax benefit carryforwards	$875	$926
Deferred capital loss on sale to affiliates	49	49
Other	7	7
Total	$931	$982
The state deferred tax assets against which a valuation allowance is maintained primarily relate to unused tax benefits associated with our run off business for which recovery is highly unlikely.
A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	2013	2012	2011
	(in millions)
Balance at beginning of year	$165	$153	$164
Additions based on tax positions related to the current year	—	8	4
Additions for tax positions of prior years	3	49	60
Reductions for tax positions of prior years	(41)	(27)	(19)
Settlements	(8)	(18)	(42)
Reductions for lapse of statute of limitations	(8)	—	(14)
Balance at end of year	$111	$165	$153
The total amount of unrecognized tax benefits related to uncertain tax positions that, if recognized, would affect the effective tax rate was $73 million, $113 million and $96 million at December 31, 2013, December 31, 2012 and December 31, 2011, respectively. Included in the unrecognized tax benefits are some items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of state taxes that would be deductible for U.S. federal purposes. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions.
It is our policy to recognize accrued interest related to uncertain tax positions in interest income in the consolidated statement of income (loss) and to recognize penalties, if any, related to uncertain tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $28 million and $42 million at December 31, 2013 and December 31, 2012, respectively. We decreased our accrual for the payment of interest and penalties associated with uncertain tax positions by $14 million during 2013 and $46 million during 2012.
HSBC North America Consolidated Income Taxes  We are included in HSBC North America's consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with the HNAH Group entities included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group's consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HSBC North America consolidated level, such allowance is allocated to the principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.
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

HSBC Finance Corporation

Market conditions have created losses in the HNAH Group in recent periods and volatility in our pre-tax book income. As a consequence, our current analysis of the recoverability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated it remains fully committed and has the capacity and willingness to provide capital as needed to the HNAH Group to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.
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
Currently, it has been determined that the HNAH Group's primary tax planning strategy, in combination with other tax planning strategies, provides support for the realization of the net deferred tax assets recorded for the HNAH Group. Such determination is based on HSBC North America 's business forecasts and assessment as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy.
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
HSBC Finance Corporation Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2,580 million and $3,889 million as of December 31, 2013 and December 31, 2012, respectively.
The Internal Revenue Service ("IRS") concluded its examination of our 2006 through 2009 income tax returns in the third quarter of 2013. The IRS forwarded the Revenue Agents' Report ("RAR") to the Joint Committee of Taxation ("JCT") for approval in the fourth quarter of 2013. We expect the RAR to be approved by the JCT in the first half of 2014. The final impact is not expected to significantly affect our financial statements.
We remain subject to state and local income tax examinations for years 2003 and forward. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision.
At December 31, 2013, for Federal tax purposes, we had net operating loss carryforwards of $403 million.which expire in 2033; foreign tax credits of $12 million which expire in 2018; and general business credits of $8 million which expire in 2029.
At December 31, 2013, for state tax purposes, we had net operating loss carryforwards of $15,325 million for which we have valuation allowances totaling $14,126 million. These state net operating loss carryforwards expire as follows: $502 million in 2014 - 2018; $1,017 million in 2019 - 2023; $4,374 million in 2024 - 2028; and $9,432 million in 2029 and forward.
At December 31, 2013, for state tax purposes, we had general business tax credit carryforwards of $12 million of which $9 million expire in 2014 - 2018 and $3 million have no expiration period.

HSBC Finance Corporation

13.    Redeemable Preferred Stock

In November 2010, we issued 1,000 shares of 8.625 percent Non-Cumulative Preferred Stock, Series C (“Series C Preferred Stock”) to our parent, HSBC Investments (North America) Inc. ("HINO"), for a cash purchase price of $1,000 million. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. The Series C Preferred Stock may be redeemed at our option after November 30, 2025 at $1 million per share, plus accrued dividends. The redemption and liquidation value is $1 million per share plus accrued and unpaid dividends. The holders of Series C Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series C Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock that would rank prior to the Series C Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series C Preferred Stock outstanding at that time. We began paying dividends during the first quarter of 2011. During 2013, 2012 and 2011, we declared dividends on the Series C Preferred Stock totaling $86 million, $86 million and $89 million, respectively, which were paid prior to December 31, 2013, December 31, 2012 and December 31, 2011, respectively.
In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”) to third parties. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus accrued and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. In each of 2013, 2012 and 2011, we declared dividends totaling $37 million on the Series B Preferred Stock which were paid prior to December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

14.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income (loss) balances.

Year Ended December 31,	2013	2012	2011
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(358)	$(494)	$(575)
Other comprehensive income for period:
Net gains arising during period, net of tax of $67 million, $65 million and $29 million, respectively	123	118	45
Reclassification adjustment for losses realized in net income, net of tax of $76 million, $10 million and $23 million, respectively(3)	138	18	36
Total other comprehensive income for period	261	136	81
Balance at end of period	(97)	(358)	(494)

HSBC Finance Corporation

Year Ended December 31,	2013	2012	2011
	(in millions)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	115	102	78
Reclassification of unrealized losses on other-than-temporary impaired debt securities, net of tax of $- million, $- million and $- million, respectively	—	1	—
Other comprehensive income (loss) for period:
Net unrealized holding gains arising during period, net of tax of $- million, $16 million and $33 million, respectively	—	28	60
Reclassification adjustment for losses realized in net income, net of tax of $(62)million, $(9) million and $(20) million, respectively(1)	(115)	(16)	(36)
Total other comprehensive income (loss) for period	(115)	12	24
Balance at end of period	—	115	102
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	1	—	(4)
Reclassification of unrealized gains on other-than-temporary impaired debt securities, net of tax of $- million, $- million and $- million, respectively	—	(1)	—
Other comprehensive income (loss) for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $- million, $1 million and $(1) million, respectively	—	2	(1)
Reclassification adjustment for gains realized in net income, net of tax of $(1) million, $- million and $4 million, respectively(1)	(1)	—	5
Total other comprehensive income (loss) for period	(1)	2	4
Balance at end of period	—	1	—
Pension and postretirement benefit plan liability:
Balance at beginning of period	(26)	(11)	—
Other comprehensive income for period:
Change in unfunded pension and postretirement liability, net of tax of $7 million, $(9) million and $(7) million, respectively	14	(17)	(12)
Reclassification adjustment for losses realized in net income, net of tax of $1 million, $1 million and $1 million, respectively(2)	1	2	1
Total other comprehensive income for period	15	(15)	(11)
Balance at end of period	(11)	(26)	(11)

Foreign currency translation adjustments:
Balance at beginning of period	11	7	10
Other comprehensive income (loss) for period:
Translation losses, net of tax of $(1) million, $1 million and $(1) million, respectively	(5)	4	(3)
Reclassification adjustment for gains realized in net income, net of tax of $(9) million, $- million and $- million, respectively(3)	(6)	—	—
Total other comprehensive income (loss) for period	(11)	4	(3)
Balance at end of period	—	11	7
Total accumulated other comprehensive loss at end of period	$(108)	$(257)	$(396)

(1)	The amounts reclassified during 2013 are included in income (loss) from discontinued operations in our consolidated statement of income (loss).

(2)	The amounts reclassified during 2013 are included as a component of salaries and employee benefits in our consolidated statement of income (loss).

(3)	See the tables below for the components of the amounts reclassified during 2013 into income and location in our consolidated statement of income (loss).

HSBC Finance Corporation

The following table provides additional information related to the amounts classified into the consolidated statement of income (loss) out of accumulated other comprehensive income during 2013.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Statement of Income (Loss)
	(in millions)
Year Ended December 31, 2013:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(15)	Interest expense
Derivative loss recognized on termination of hedge relationship	(199)	Derivative related income (expense)
Total before tax	(214)
Tax expense (benefit)	(76)
Net of tax	$(138)
Foreign currency translation adjustments:
Sale of Insurance business	$(24)	Income (loss) on discontinued operations
Closure of foreign legal entity	9	Other income
Total before tax	(15)
Tax expense (benefit)	(9)
Net of tax	$(6)

(1)	Amounts in parenthesis indicate expenses recognized in the consolidated statement of income (loss).

15.    Share-Based Plans

Employee Stock Purchase Plans The HSBC Holdings Savings-Related Share Option Plan (the “HSBC Sharesave Plan”) allows eligible employees to enter into savings contracts of one, three or five year lengths, with the ability to decide at the end of the contract term to either use their accumulated savings to purchase HSBC ordinary shares at a discounted option price or have the savings plus any interest repaid in cash. The Sharesave Plan was not offered to employees during the enrollment period in 2013, and therefore, no options were granted. During 2012 and 2011, employees were able to save up to $400 per month over all their HSBC Sharesave Plan savings contracts. Compensation expense in 2013, 2012 and 2011 was insignificant.
Restricted Share Plans Subsequent to our acquisition by HSBC, key employees have been provided awards in the form of restricted share rights (“RSRs”), restricted shares (“RSs”) and restricted share units (“RSUs”) under the HSBC Group Share Plan. These shares have been granted subject to either time-based vesting or performance-based vesting, typically over three to five years. Currently, share-based awards granted to U.S. employees are granted in the form of RSUs. Annual awards to employees in 2013, 2012 and 2011 are generally subject to three-year time-based graded vesting. Also during 2011 we made a one-time grant of performance-based awards, which represented a significant portion of the shares awarded in 2011, that are subject to performance-based vesting periods ranging from 12 to 30 months. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for these restricted share plans totaled $4 million, $9 million and $10 million in 2013, 2012 and 2011, respectively. As of December 31, 2013, future compensation cost related to grants which have not yet fully vested is approximately $13 million. This amount is expected to be recognized over a weighted-average period of 1.51 years.

16.	Pension and Other Postretirement Benefits

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

HSBC Finance Corporation

The table below reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss).

Year Ended December 31,	2013	2012	2011
	(in millions)
Service cost – benefits earned during the period	$5	$4	$5
Interest cost on projected benefit obligation	50	47	33
Expected return on assets	(61)	(65)	(39)
Recognized losses	35	33	18
Curtailment gain	—	(4)	(1)
Amortization of prior service costs	—	(1)	—
Pension expense	$29	$14	$16
Pension expense was higher during 2013 due to higher interest costs, higher recognized losses and lower expected returns on Plan assets. Contributions to the Plan by HSBC North America totaled $131 million, $181 million and $357 million during 2013, 2012 and 2011, respectively. The prior year period benefited from a curtailment gain that is more fully described below.
During 2012, a decision was made to cease all future contributions under the Cash Balance formula and freeze the Plan effective January 1, 2013. While participants with existing balances continue to receive interest credits until the account is distributed, they will no longer accrue benefits beginning in 2013. This resulted in the recognition of a $4 million curtailment gain during 2012.
During December 2011, an amendment was made to the Plan effective January 1, 2011 to amend the benefit formula, thus increasing the benefits associated with services provided by certain employees in past periods. The financial impact was being amortized to pension expense over the remaining life expectancy of the participants. As a result of the decision to cease all future contributions under the Cash Balance formula and freeze the Plan effective January 1, 2013, the remaining unamortized prior service credit was recognized during 2012.
The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2013	2012	2011
Discount rate	3.95%	4.60%	5.30%
Salary increase assumption	*	2.75	2.75
Expected long-term rate of return on Plan assets	6.00	7.00	7.25

*
As a result of the decision to cease all future contributions under the Cash Balance formula and to freeze the Plan effective January 1, 2013, a salary increase assumption no longer applies to the Plan.

The accumulated benefit obligation for the HSBC North America Pension Plan was $3,892 million and $4,374 million at December 31, 2013 and December 31, 2012, respectively. As the projected benefit obligation and the accumulated benefit obligation relate to the HSBC North America Pension Plan, only a portion of this deficit could be considered our responsibility.
Supplemental Retirement Plan Our employees also participate in a non-qualified supplemental retirement plan which has been frozen. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $54 million and $66 million at December 31, 2013 and December 31, 2012, respectively. Pension expense related to the supplemental retirement plan was $7 million, $17 million and $4 million in 2013, 2012 and 2011, respectively.
Defined Contribution Plans We participate in the HSBC North America 401(k) savings plan and profit sharing plan which exist for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched up to a maximum of 6 percent of the participant’s compensation. Contributions are in the form of cash. Total expense for these plans for HSBC Finance Corporation was $6 million, $4 million and $4 million in 2013, 2012 and 2011, respectively.
Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.
The net postretirement benefit cost for continuing operations included the following:

HSBC Finance Corporation

Year Ended December 31,	2013	2012	2011
	(in millions)
Service cost – benefits earned during the period	$—	$—	$—
Interest cost	7	6	5
Net periodic postretirement benefit cost	$7	$6	$5
The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2013	2012	2011
Discount rate	3.35%	4.25%	4.95%
Salary increase assumption	2.75	2.75	2.75
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation for both continuing and discontinued operations is as follows:

	2013	2012
	(in millions)
Accumulated benefit obligation at beginning of year	$197	$195
Service cost	1	1
Interest cost	6	7
Actuarial (gains) losses	(16)	26
Benefits paid, net	(14)	(21)
Plan curtailment	—	(11)
Accumulated benefit obligation at end of year	$174	$197
Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $15 million relating to our postretirement benefit plans in 2014. The funded status of our postretirement benefit plans was a liability of $174 million and $197 million at December 31, 2013 and December 31, 2012, respectively.
Estimated future benefit payments for our postretirement benefit plans for both continuing and discontinued operations are as follows:

(in millions)
2014	$15
2015	14
2016	14
2017	14
2018	13
2019-2023	65
The assumptions used in determining the benefit obligation of our postretirement benefit plans are as follows:

	2013	2012	2011
Discount rate	4.35%	3.35%	4.25%
Salary increase assumption	2.75	2.75	2.75
A 7.2 percent annual rate of increase in the gross cost of covered health care benefits for participants under the age of 65 and a 6.8 percent annual rate for participants over the age of 65 was assumed for 2013. This rate of increase is assumed to decline gradually to 4.5 percent in 2027.
Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

HSBC Finance Corporation

	One Percent Point Increase	One Percent Point Decrease
	(in millions)
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	5.0	(4.0)

17.	Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivatives, servicing arrangements, information technology, centralized support services, item and statement processing services, banking and other miscellaneous services. Prior to 2013, we also sold receivables to related parties. The following tables and discussions below present the more significant related party balances and the income (expense) generated by related party transactions for continuing operations:

	December 31, 2013	December 31, 2012
	(in millions)
Assets:
Cash	$172	$193
Securities purchased under agreements to resell(1)	6,924	2,160
Other assets	86	105
Total assets	$7,182	$2,458
Liabilities:
Due to affiliates(2)	$8,742	$9,089
Derivative related liability	—	18
Other liabilities	51	83
Total liabilities	$8,793	$9,190

(1)
Securities under an agreement to resell are purchased from HSI and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances as well as HSBC's ownership of our subordinated debt and excludes preferred stock.

Year Ended December 31,	2013	2012	2011
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$5	$4	$6
Interest expense paid to HSBC affiliates(1)	(474)	(552)	(578)
Net interest income (loss)	$(469)	$(548)	$(572)
Gain (loss) on FVO debt with affiliate	$18	$(68)	$(10)
Servicing and other fees from HSBC affiliates	26	35	20
Support services from HSBC affiliates	(281)	(310)	(270)
Stock based compensation expense with HSBC(2)	(4)	(10)	(8)

(1)
Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management hedges related to non-affiliated debt.

(2)
Employees participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in Salary and employee benefits in our consolidated statement of income (loss). Employees also participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America which are discussed in Note 16, “Pension and Other Postretirement Benefits.”

HSBC Finance Corporation

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

	December 31, 2013	December 31, 2012
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$4,300	$5,625
HSBC USA Inc.	3,012	2,012
HSBC Holdings plc (includes $496 million and $514 million at December 31, 2013 and December 31, 2012 carried at fair value, respectively)	820	842
HSBC North America Holdings Inc.	600	600
HSBC Asia Holdings BV	10	10
Due to affiliates	$8,742	$9,089
HSBC Private Banking Holdings (Suisse) S.A.and subsidiaries - We have various debt agreements with maturities between 2013 and 2016.
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted revolving credit agreement with HSBC USA Inc. which expires during the fourth quarter of 2014. The credit agreement allows for borrowings with maturities of up to 15 years. Of the amounts outstanding at December 31, 2013, $512 million matures in September 2017, $1.5 billion matures in January 2018 and $1.0 billion matures in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion at December 31, 2013 which matures in 2021. Of this amount, HSBC Holdings plc holds $820 million.
HSBC North America Holdings Inc. - We have a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035.
HSBC Asia Holdings BV - We have two $5 million loan agreements with maturity dates in 2014 and 2015.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either December 31, 2013 or December 31, 2012:

•
$1.5 billion uncommitted secured credit facility with HSBC Bank USA was available at December 31, 2012. In December 2013, the amount available was reduced to $0. Any draws on this credit facility required regulatory approval;

•
$2.0 billion committed revolving credit facility with HSBC USA Inc. was available at December 31, 2012. In December 2013, the amount available was reduced to $1.0 billion. This credit facility expires in May 2017;

•	$100 million committed revolving credit facility with HSBC Investments (Bahamas) Limited which matures in April 2014; and

•	$455 million, 364-day uncommitted revolving credit facility with HSBC North America was available at December 31, 2013 and 2012.
As discussed more fully in Note 21, "Commitments, Contingent and Other Liabilities," and in Note 22, "Litigation and Regulatory Matters," in November 2013, we obtained a surety bond to secure a stay of execution of the partial judgment in the Jaffe litigation pending the outcome of our appeal in the Jaffe litigation. This surety bond has been guaranteed by HSBC North America and we will pay HSBC North America an annual fee for providing the guarantee which is included as a component of interest expense paid to HSBC affiliates.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our primary counterparty in derivative transactions. The notional amount of derivative contracts outstanding with HSBC Bank USA totaled $16.5 billion and $26.0 billion at December 31, 2013 and December 31, 2012, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements at December 31, 2013 and December 31, 2012 with HSBC Bank USA required HSBC Bank USA to provide collateral to us of $811 million and $75 million, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under

HSBC Finance Corporation

the same master netting arrangement. See Note 11, “Derivative Financial Instruments,” for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, during the fourth quarter of 2010, we issued 1,000 shares of Series C preferred stock to HINO for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $86 million, $86 million and $89 million in 2013, 2012 and 2011, respectively.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $1.0 billion and $1.2 billion at December 31, 2013 and December 31, 2012, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

•
We also provide various services to HSBC Bank USA, including processing activities and other operational and administrative support. Fees received for these services are included in Servicing and other fees from HSBC affiliates.

•
HSBC North America's technology and certain centralized support services including human resources, corporate affairs, risk management, legal, compliance, tax, finance and other shared services are centralized within HSBC Technology & Services (USA) Inc. ("HTSU"). HTSU also provides certain item processing and statement processing activities for us. The fees we pay HTSU for the centralized support services and processing activities are included in Support services from HSBC affiliates. We also receive fees from HTSU for providing certain administrative services to them as well as receiving rental revenue from HTSU for certain office space. The fees and rental revenue we receive from HTSU are included in Servicing and other fees from HSBC affiliates.

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
During 2012 and 2011, we sold a cumulative total of $10.4 billion and $35.7 billion, respectively, of receivables on a daily basis to HSBC Bank USA prior to the sale of our Card and Retail Services business which resulted in gains on the daily sales of receivables in 2012 through the date of sale of $89 million and $567 million in 2011. Fees received for servicing these receivable portfolios in 2012 through the date of sale totaled $207 million and $594 million in 2011. The gains on the daily sale of these receivables as well as the fees received for servicing these receivable portfolios of our Card and Retail Services business are included as a component of income from discontinued operations in the consolidated statement of income (loss).
We guaranteed the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada through May 2012 when the notes were paid in full. The fees recorded for providing this guarantee in 2012 and 2011 were not significant and are included in interest income from HSBC affiliates in the table above. As part of the sale of our Canadian business to HSBC Bank Canada, the sale agreement allowed us to continue to distribute various insurance products through the branch network for a fee which is included as a component of income from discontinued operations. We distributed insurance products for HSBC Bank Canada until the Insurance business was sold on March 29, 2013.

HSBC Finance Corporation

18.	Business Segments

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. Prior to the first quarter of 2009, the Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.
Previously we reported our corporate and treasury activities, which included the impact of FVO debt, in the All Other caption in our segment reporting. With the completion of the sale of our Insurance business on March 29, 2013 as more fully discussed in Note 3, “Discontinued Operations,” our corporate and treasury activities are now solely supporting our Consumer Lending and Mortgage Services businesses. As a result, beginning in 2013, we now report these activities within the Consumer Segment and no longer present an “All Other” caption within segment reporting. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in measurement or composition of our segment reporting as compared with the presentation in our 2012 Form 10-K.
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
A summary of differences between U.S. GAAP and IFRSs as they impact our results are presented below:
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
Deferred loan origination costs and fees - Loan origination cost deferrals under IFRSs are more stringent and generally resulted in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.
Net interest income - Under IFRSs, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in gain (loss) on debt designated at fair value and related derivatives which is a component of other revenues.
Other Operating Income (Total Other Revenues)
Loans held for sale - For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly, for IFRSs such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk at the time of transfer is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.
Extinguishment of debt - During the fourth quarter of 2010, we exchanged $1,800 million in senior debt for $1,900 million in new fixed rate subordinated debt. Under IFRSs, the population of debt exchanged which qualified for extinguishment treatment was larger than under U.S. GAAP which resulted in a gain on extinguishment of debt under IFRSs compared with a small loss under

HSBC Finance Corporation

U.S. GAAP. Under U.S. GAAP, we continue to account for a portion of this debt under the fair value option election and, therefore, changes in the fair market value are recognized in earnings under U.S. GAAP. Under IFRSs, the debt is held at amortized cost.
Securities - Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are measured at fair value through other comprehensive income. If it is determined that these shares have become impaired, the unrealized loss in accumulated other comprehensive income is reclassified to profit or loss. There is no similar requirement under U.S. GAAP.
During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributable to HSBC shares held for stock plans as a result of HSBC's rights offering earlier in 2009. During 2011, under IFRSs we recorded additional gains as these shares vest. The additional shares are not recorded under U.S. GAAP.
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

HSBC Finance Corporation

The following table reconciles our IFRSs segment results to the U.S. GAAP consolidated totals:

	IFRSs Consumer Segment Totals	IFRSs Adjustments(1)	IFRSs Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2013:
Net interest income	$2,031	$(643)	$(320)	$1,068
Other operating income (Total other revenues)	(413)	966	328	881
Total operating income (loss)	1,618	323	8	1,949
Loan impairment charges (Provision for credit losses)	711	(732)	—	(21)
Net interest income and other operating income less loan impairment charges	907	1,055	8	1,970
Operating expenses	857	67	8	932
Profit (loss) before tax	$50	$988	$—	$1,038
Depreciation and amortization	5	2	1	8
Expenditures for long-lived assets	6	—	—	6
Balances at end of period:
Customer loans (Receivables)	$29,262	$(2,644)	$(34)	$26,584
Assets	39,503	(1,796)	—	37,707

Year Ended December 31, 2012:
Net interest income	$2,540	$(500)	$(394)	$1,646
Other operating income (Total other revenues)	(960)	(1,609)	450	(2,119)
Total operating income (loss)	1,580	(2,109)	56	(473)
Loan impairment charges (Provision for credit losses)	2,556	(332)	—	2,224
Net interest income and other operating income less loan impairment charges	(976)	(1,777)	56	(2,697)
Operating expenses	1,014	44	56	1,114
Profit (loss) before tax	$(1,990)	$(1,821)	$—	$(3,811)
Depreciation and amortization	13	—	(6)	7
Expenditures for long-lived assets	3	—	—	3
Balances at end of period:
Customer loans (Receivables)	$37,556	$(4,557)	$(60)	$32,939
Assets	47,820	(3,074)	—	44,746

Year Ended December 31, 2011:
Net interest income	$2,881	$(522)	$(583)	$1,776
Other operating income (Total other revenues)	(577)	3	714	140
Total operating income (loss)	2,304	(519)	131	1,916
Loan impairment charges (Provision for credit losses)	4,913	(495)	—	4,418
Net interest income and other operating income less loan impairment charges	(2,609)	(24)	131	(2,502)
Operating expenses	1,164	(40)	131	1,255
Profit (loss) before tax	$(3,773)	$16	$—	$(3,757)
Depreciation and amortization	15	8	(4)	19
Expenditures for long-lived assets	4	—	—	4
Balances at end of period:
Customer loans (Receivables)	$48,135	$(162)	$(61)	$47,912
Assets	53,530	(2,974)	110	50,666

(1)	IFRSs Adjustments which have been described more fully above, consist of the following:

HSBC Finance Corporation

	Net Interest Income	Other Revenues	Provision For Credit Losses	Total Costs and Expenses	Profit (Loss) Before Tax	Receivables	Total Assets
	(in millions)
Year Ended December 31, 2013:
Derivatives and hedge accounting	$5	$—	$—	$—	$5	$—	$(6)
Purchase accounting	—	16	43	—	(27)	35	29
Deferred loan origination costs and premiums	(15)	4	—	—	(11)	97	63
Credit loss impairment provisioning	(649)	250	(110)	—	(289)	(911)	(719)
Loans held for sale	4	671	(665)	(5)	1,345	(1,871)	94
Interest recognition	9	8	—	—	17	7	27
Other	3	17	—	72	(52)	(1)	(1,284)
Total	$(643)	$966	$(732)	$67	$988	$(2,644)	$(1,796)
Year Ended December 31, 2012:
Derivatives and hedge accounting	$15	$—	$—	$—	$15	$—	$(4)
Purchase accounting	(5)	3	14	—	(16)	19	46
Deferred loan origination costs and premiums	(15)	(5)	—	—	(20)	125	70
Credit loss impairment provisioning	(535)	(14)	15	—	(564)	(222)	(533)
Loans held for sale	4	(1,523)	(361)	5	(1,163)	(4,487)	(768)
Interest recognition	34	—	—	—	34	8	16
Other	2	(70)	—	39	(107)	—	(1,901)
Total	$(500)	$(1,609)	$(332)	$44	$(1,821)	$(4,557)	$(3,074)
Year Ended December 31, 2011:
Derivatives and hedge accounting	$5	$—	$—	$—	$5	$—	$—
Goodwill and intangible assets	—	—	—	—	—	—	(111)
Purchase accounting	(4)	32	14	—	14	21	57
Deferred loan origination costs and premiums	(30)	—	—	—	(30)	143	83
Credit loss impairment provisioning	(499)	—	(506)	—	7	(300)	(170)
Loans held for sale	6	—	—	—	6	(36)	(23)
Interest recognition	(2)	—	—	—	(2)	10	(6)
Other	2	(29)	(3)	(40)	16	—	(2,804)
Total	$(522)	$3	$(495)	$(40)	$16	$(162)	$(2,974)

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and IFRSs.

19.	Variable Interest Entities

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
The assets and liabilities of these consolidated secured financing VIEs consisted of the following as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$—	$—	$6	$—
Receivables, net:
Real estate secured receivables	4,020	—	4,898	—
Accrued finance income and other	156	—	103	—
Credit loss reserves	(556)	—	(804)	—
Receivables, net	3,620	—	4,197	—
Other liabilities	—	(41)	—	(39)
Long-term debt	—	2,200	—	2,878
Total	$3,620	$2,159	$4,203	$2,839
The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
Unconsolidated VIEs As of December 31, 2013 and December 31, 2012, all of our unconsolidated VIEs, which relate to low income housing partnerships and investments in community partnerships, are reported within our discontinued operations. We do not have any unconsolidated VIEs within continuing operations.
As it relates to our discontinued Card and Retail Services business, prior to the sale of our Card and Retail Services business to Capital One on May 1, 2012 we were also involved with other VIEs which provided funding to HSBC Bank USA through collateralized funding transactions. In April 2011, the collateralized funding facilities were terminated by HSBC Bank USA.

20.	Fair Value Measurements

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

HSBC Finance Corporation

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
Valuation Control Framework  A control framework has been established which is designed to ensure that fair values are validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the measurement of fair values rests with the HSBC U.S.Valuation Committee. The HSBC U.S. Valuation Committee establishes policies and procedures to ensure appropriate valuations. Fair values for debt securities and long-term debt for which we have elected fair value option are measured by a third-party valuation source (pricing service) by reference to external quotations on the identical or similar instruments. Once fair values have been obtained from the third-party valuation source, an independent price validation process is performed and reviewed by the HSBC U.S. Valuation Committee. For price validation purposes, we obtain quotations from at least one other independent pricing source for each financial instrument, where possible. We consider the following factors in determining fair values:

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
We have various controls over our valuation process and procedures for receivables held for sale. As these fair values are generally determined using value estimates from third party and affiliate valuation specialists, the controls may include analytical reviews of quarterly value trends, corroboration of inputs by observable market data, direct discussion with potential investors and results of actual sales of such receivable, all of which are submitted to the HSBC U.S. Valuation Committee for review.
Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-K. The following table summarizes the carrying values and estimated fair value of our financial instruments at December 31, 2013 and December 31, 2012.

HSBC Finance Corporation

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$175	$175	$175	$—	$—
Securities purchased under agreements to resell	6,924	6,924	—	6,924	—
Real estate secured receivables(1):
First lien	21,514	18,577	—	—	18,577
Second lien	2,659	1,418	—	—	1,418
Total real estate secured receivables	24,173	19,995	—	—	19,995
Receivables held for sale	2,047	2,047	—	—	2,047
Due from affiliates	86	86	—	86	—
Financial liabilities:
Due to affiliates carried at fair value	496	496	—	496	—
Due to affiliates not carried at fair value	8,246	8,369	—	8,369	—
Long-term debt carried at fair value	8,025	8,025	—	8,025	—
Long-term debt not carried at fair value	12,814	13,301	—	11,232	2,069

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$197	$197	$197	$—	$—
Interest bearing deposits with banks	1,371	1,371	—	1,371	—
Securities purchased under agreements to resell	2,160	2,160	—	2,160	—
Securities	80	80	80	—	—
Real estate secured receivables(1):
First lien	26,218	19,586	—	—	19,586
Second lien	3,066	1,113	—	—	1,113
Total real estate secured receivables	29,284	20,699	—	—	20,699
Receivables held for sale	6,203	6,203	—	—	6,203
Due from affiliates	105	105	—	105	—
Financial liabilities:
Due to affiliates carried at fair value	514	514	—	514	—
Due to affiliates not carried at fair value	8,575	8,654	—	8,654	—
Long-term debt carried at fair value	9,725	9,725	—	9,725	—
Long-term debt not carried at fair value	18,701	19,172	—	16,537	2,635
Derivative financial liabilities	22	22	—	22	—

(1)
The carrying amount of receivables presented in the table above reflects the amortized cost of the receivable, including any accrued interest, less credit loss reserves as well as any charge-offs recorded in accordance with our existing charge-off policies.

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects

HSBC Finance Corporation

this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at December 31, 2013 and December 31, 2012 reflect these market conditions. The increase in the relative fair value of real estate secured receivables during 2013 is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
December 31, 2013
Derivative financial assets:
Interest rate swaps	$—	$310	$—	$—	$310
Currency swaps	—	797	—	—	797
Derivative netting	—	—	—	(1,107)	(1,107)
Total derivative financial assets	—	1,107	—	(1,107)	—
Total assets	$—	$1,107	$—	$(1,107)	$—
Due to affiliates carried at fair value	$—	$(496)	$—	$—	$(496)
Long-term debt carried at fair value	—	(8,025)	—	—	(8,025)
Derivative related liabilities:
Interest rate swaps	—	(309)	—	—	(309)
Currency swaps	—	(28)	—	—	(28)
Derivative netting	—	—	—	337	337
Total derivative related liabilities	—	(337)	—	337	—
Total liabilities	$—	$(8,858)	$—	$337	$(8,521)
December 31, 2012
Derivative financial assets:
Interest rate swaps	$—	$524	$—	$—	$524
Currency swaps	—	1,159	—	—	1,159
Derivative netting	—	—	—	(1,683)	(1,683)
Total derivative financial assets	—	1,683	—	(1,683)	—
Available-for-sale securities:
Money market funds	80	—	—	—	80
Total available-for-sale securities	80	—	—	—	80
Total assets	$80	$1,683	$—	$(1,683)	$80
Due to affiliates carried at fair value	$—	$(514)	$—	$—	$(514)
Long-term debt carried at fair value	—	(9,725)	—	—	(9,725)
Derivative related liabilities:
Interest rate swaps	—	(1,585)	—	—	(1,585)
Currency swaps	—	(45)	—	—	(45)
Derivative netting	—	—	—	1,608	1,608
Total derivative related liabilities	—	(1,630)	—	1,608	(22)
Total liabilities	$—	$(11,869)	$—	$1,608	$(10,261)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

HSBC Finance Corporation

We did not have any U.S. corporate debt securities at December 31, 2013 or December 31, 2012.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during 2013 or 2012.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2013 or 2012.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Non-Recurring Fair Value Measurements as of December 31, 2013				Total Gains (Losses) for the Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$—	$—	$2,047	$2,047	$618
Personal non-credit card	—	—	—	—	(82)
Total receivables held for sale	—	—	2,047	2,047	536
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	879	—	879	955
Real estate owned(2)	—	389	—	389	(71)
Total assets at fair value on a non-recurring basis	$—	$1,268	$2,047	$3,315	$1,420

	Non-Recurring Fair Value Measurements as of December 31, 2012				Total Gains (Losses) for the Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$—	$—	$3,022	$3,022	$(1,352)
Personal non-credit card	—	—	3,181	3,181	(289)
Total receivables held for sale	—	—	6,203	6,203	(1,641)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	2,109	—	2,109	1,793
Real estate owned(2)	—	248	—	248	(93)
Total assets at fair value on a non-recurring basis	$—	$2,357	$6,203	$8,560	$59

(1)	Total gains (losses) for the years ended December 31, 2013 and 2012 includes amounts recorded on receivables that were subsequently transferred to held for sale.

(2)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

HSBC Finance Corporation

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of December 31, 2013 and December 31, 2012:

	Fair Value				Range of Inputs
Financial Instrument Type	Dec. 31, 2013	Dec. 31, 2012	Valuation Technique	Significant Unobservable Inputs	December 31, 2013			December 31, 2012
	(in millions)
Receivables held for sale carried at fair value:
Real estate secured	$2,047	$3,022	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	93%	0%	-	92%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	6%	-	10%	10%	-	15%
Personal non-credit card(2)	—	3,181	Third party valuation based on estimated loss rates, cash	Loss rate	—	-	—	13%	-	19%
			flows and market discount rate	Market discount rate	—	-	—	10%	-	15%

(1)
The majority of the real estate secured receivables held for sale consider collateral value, among other items, in determining fair value. Collateral values are based on the most recently available broker's price opinion and the collateral loss severity rates averaged 21 percent and 37 percent at December 31, 2013 and December 31, 2012, respectively. In the current market conditions, investors also take into consideration the fact that the most recently available broker's price opinion may not capture all of the home price appreciation due to the timing of the receipt of the opinion.

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
Receivables and receivables held for sale:  The estimated fair value of our receivables held for sale is determined by developing an approximate range of value from a mix of various sources appropriate for the respective pools of assets aggregated by similar risk characteristics. These sources include recently observed over-the-counter transactions where available and fair value estimates obtained from an HSBC affiliate and a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions we believe are consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades. In all reporting periods prior to December 31, 2013, the valuation for receivables held for sale was based on individual loan level pricing for the pool of loans. At December 31, 2013, due to the significant sales that occurred during the fourth quarter of 2013, our advisors recommended we begin to consider valuation of the loans based on aggregated pools of loans to be sold over the next 15 months by similar risk characteristics. Valuing the loans at the pool level with December 31, 2013 market conditions resulted in a valuation that was lower than the valuation of the individual loans, as the pools that we expect to sell in future periods contain certain concentration risks based on the nature of how the loans were aggregated. We determined that the valuation of the loans should be based on the pools that we expect to sell and these lower valuations should be factored into our overall valuation at December 31, 2013. This change negatively impacted our lower of amortized cost or fair value adjustment by approximately $110 million, which is recorded in other revenues. The valuation of the receivables held for sale could be impacted in future periods if there are changes in how we expect to execute the loan sales.

HSBC Finance Corporation

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
Derivative financial assets and liabilities:  Derivative values are defined as the amount we would receive or pay to extinguish the contract using a market participant as of the reporting date. The values are determined by management using a pricing system maintained by HSBC Bank USA. In determining these values, HSBC Bank USA uses quoted market prices, when available. For non-exchange traded contracts, such as interest rate swaps, fair value is determined using discounted cash flow modeling techniques. Valuation models calculate the present value of expected future cash flows based on models that utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. Valuations may be adjusted in order to ensure that those values represent appropriate estimates of fair value. These adjustments are generally required to reflect factors such as market liquidity and counterparty credit risk that can affect prices in arms-length transactions with unrelated third parties. Finally, other transaction specific factors such as the variety of valuation models available, the range of unobservable model inputs and other model assumptions can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.
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

21.	Commitments and Contingent Liabilities

Litigation Bond As discussed more fully in Note 22, "Litigation and Regulatory Matters," we are currently appealing a $2.5 billion partial final judgment involving the Jaffe litigation. In November 2013, we obtained a surety bond to secure a stay of execution of the partial judgment pending the outcome of our appeal. The surety bond has a term of three years and an annual fee of $7 million. To reduce costs associated with posting cash collateral with the insurance companies, the surety bond has been guaranteed by HSBC North America and we will pay HSBC North America a fee of $6 million annually for this guarantee.
Lease Obligations We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $11 million, $13 million and $9 million in 2013, 2012 and 2011, respectively. See Note 17, “Related Party Transactions,” for additional information.
We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.

HSBC Finance Corporation

Future net minimum lease commitments under noncancelable operating lease arrangements were:

Year Ending December 31,	Minimum Rental Payments	Minimum Sublease Income	Net
	(in millions)
2014	$9	$(4)	$5
2015	5	(4)	1
2016	4	(3)	1
Net minimum lease commitments	$18	$(11)	$7

22.	Litigation and Regulatory Matters

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
Litigation - Continuing Operations
Securities Litigation  As a result of an August 2002 restatement of previously reported consolidated financial statements and other corporate events, including the 2002 settlement with 46 states and the District of Columbia relating to real estate lending practices, Household International, Inc. ("Household International") and certain former officers were named as defendants in a class action lawsuit, Jaffe v. Household International, Inc., et al. (N.D. Ill. No. 02 C5893), filed August 19, 2002 in the U.S. District Court for the Northern District of Illinois. The complaint asserted claims under § 10 and § 20 of the Securities Exchange Act of 1934 and alleged that the defendants knowingly or recklessly made false and misleading statements of material fact relating to Household International's Consumer Lending operations, including collections, sales and lending practices, some of which ultimately led to the 2002 state settlement agreement, and facts relating to accounting practices evidenced by the restatement. Ultimately, a class was certified on behalf of all persons who acquired and disposed of Household International common stock between July 30, 1999 and October 11, 2002.
A jury trial concluded in April 2009, which was decided partly in favor of the plaintiffs. Various legal challenges to the verdict were raised in post-trial briefing.
In December 2011, following the submission of claim forms by class members, the court-appointed claims administrator to the district court reported that the total number of claims that generated an allowed loss was 45,921, and that the aggregate amount of these claims was approximately $2.2 billion. Defendants filed legal challenges regarding the presumption of reliance as to the class and compliance with the claims form requirements, which the district court in September 2012 rejected for the most part. The district court directed further proceedings before a court-appointed Special Master to address certain claim submission issues.
On October 4, 2013, the district court denied defendants' additional posttrial motions for judgment as a matter of law or, in the alternative, for a new trial, and granted plaintiffs' motions for a partial final judgment and awarded pre-judgment interest at the Prime Rate, compounded annually. Subsequently, on October 17, 2013, the district court entered a partial final judgment against the defendants in the amount of $2.5 billion. In addition to the partial judgment that has been entered, there also remain approximately

HSBC Finance Corporation

$527 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the district court. Defendants have filed a Notice of Appeal of the partial final judgment and a Supersedeas Bond in the approximate amount of the judgment in order to stay execution on the judgment pending appeal.
Given the complexity and uncertainties associated with the actual determination of damages, including the outcome of any appeals, there is a wide range of possible damages. We believe we have meritorious grounds for appeal on matters of both liability and damages, and will argue on appeal that damages should be zero or a relatively insignificant amount. If the Appeals Court rejects or only partially accepts our arguments, the amount of damages, based upon the claims submitted and the application of pre-judgment interest at the Prime Rate as ordered by the district court, may lie in a range from a relatively insignificant amount to an amount up to or exceeding $3.5 billion. Once a judgment is entered (such as the $2.5 billion partial final judgment entered on October 17, 2013), post-judgment interest accrues on the judgment at a rate equal to the weekly average of the 1-year constant maturity treasury yield as published by the Federal Reserve System. We continue to maintain a reserve for this matter in an amount that represents management's current estimate of probable losses.
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
Beginning in October 2011, a number of mortgage servicers and insurers, including our affiliates, HSBC Insurance (USA) Inc. and HSBC Mortgage Services Inc., received subpoenas from the New York Department of Financial Services (the “NYDFS”) with respect to lender-placed insurance activities dating back to September 2005. We have and will provide documentation and information to the NYDFS that is responsive to the subpoena. Additionally, in March 2013, the Massachusetts Attorney General issued a Civil Investigative Demand to HSBC Mortgage Services Inc. seeking information about lender-placed insurance activities. We continue to be engaged with the Massachusetts Attorney General regarding this matter.
Several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against one or more of our subsidiaries: Montanez, et al. v. HSBC Mortgage Corporation (USA), et al. (E.D. Pa. No. 11-CV-4074); West, et al. v. HSBC Mortgage Corporation (USA), et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687); Weller, et al. v. HSBC Mortgage Services, Inc., et al. (D. Col. No. 13-CV-00185); Hoover, et al. v. HSBC Bank USA, N.A., et al. (N.D.N.Y. 13-CV-00149); Lopez v. HSBC Bank USA, N.A., et al. (S.D. Fla. 13-CV-21104) Ross F. Gilmour v. HSBC Bank USA, N.A., et al. (S.D.N.Y. Case No. 1:13-cv-05896-ALC) and Blackburn v. HSBC Finance Corp., et al. (N.D. Ga. 13-CV-03714-ODE). These actions relate primarily to industry-wide practices, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure.
The various HSBC defendants filed motions to dismiss the complaints in the Montanez, Lopez, Weller and Hoover matters. The Court denied the motion to dismiss in the Lopez matter and we await the court’s ruling on the other motions. In addition, in Montanez, plaintiffs filed a motion for multi-district litigation treatment to consolidate the action with Lopez, which was denied on July 25, 2013.
Mortgage Securitization Activity In the course of 2012 and 2013, we have received notice of several claims from investors and from trustees of residential mortgage-backed securities (“RMBS”) related to our activities as a sponsor and the activities of our subsidiaries as originators in connection with RMBS transactions closed between 2005 and 2007. In addition, we have received the following lawsuits: (i) Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp.; and (ii) Deutsche Bank, as Trustee of HASCO 2007-HE2 v. Decision One, HSBC Finance Corp. and HSBC Bank USA. These actions seek to have Decision One Mortgage Company LLC ("Decision One") and/or HSBC Finance Corporation repurchase mortgage loans originated by Decision One and securitized by third parties. In the aggregate, these actions seek repurchase of loans, or compensatory damages, totaling approximately $500 million. A previously reported matter, Seagull Point LLC, individually and on behalf of the MSAC 2007-HE5 Trust v. Decision One Mortgage Company LLC, et al., was dismissed voluntarily in January 2014. In addition, HSBC Finance Corporation was dismissed, on motion, as a defendant in the Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp. matter, but the case remains pending against Decision One. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $62 million at December 31, 2013 related to claims that have been filed. Furthermore, real estate secured receivables sold during 2007 for which additional claims could be filed totaled approximately $5.5 billion. We believe that we would have strong defenses against any additional claims brought against us.
We expect these types of claims may continue. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation as a sponsor or originator in the U.S. mortgage securitization market.

HSBC Finance Corporation

Litigation - Discontinued Operations
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. ("Visa") and MasterCard Incorporated ("Mastercard"), have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al v. Visa U.S.A., Inc., et al.(D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521(JG)); and American Booksellers Asps' v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations were filed across the country against Visa, MasterCard and other banks and various individual actions were also brought by merchants against Visa and MasterCard. These class and individual merchant actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits were consolidated and transferred to the Eastern District of New York as In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). On February 7, 2011, MasterCard, Visa, the other defendants, including HSBC Finance Corporation, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Sharing Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Finance Corporation and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The district court granted final approval of the class settlement on December 13, 2013. Certain objecting merchants have filed notices of appeal to the Court of Appeals for the Second Circuit. On January 14, 2014, the district court entered the Class Settlement Order and final judgment dismissing the class action. We have deposited our portions of the class settlement and individual merchants’ settlements into escrow accounts pursuant to the terms of the Sharing Agreements.
Numerous merchants objected and/or opted out of the settlement during the exclusion period. We anticipate that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages. To date, opt-out merchants have filed 27 opt-out suits in either state or federal court, including one, Speedy Stop Food Stores LLC v. Visa Inc. (Tex. Dist. Ct., Victoria City, No. 13-10-75377-A), that names certain HSBC entities as defendants. Pursuant to the MDL 1720 Sharing Agreements, certain HSBC entities are responsible for a pro rata portion of any judgment or settlement amount awarded in actions consolidated into MDL 1720.
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) was filed on December 16, 2013 against HSBC Bank USA, HSBC North America, HSBC Finance Corporation, and HSBC, as well as other banks. This putative class action was filed in the U.S. District Court for the Northern District of California. The complaint asserts federal and California state antitrust claims on behalf of a putative class composed of all Visa and MasterCard cardholders in the United States. The substantive allegations regarding defendants’ conduct parallel the merchant claims in MDL 1720. Unlike the merchant suits, however, the Salveson complaint alleges that cardholders pay the interchange fee charged for credit card transaction, not merchants, and that card holders were therefore injured by the alleged anticompetitive conduct. In January 2014, the Judicial Panel on Multidistrict Litigation denied the Salveson defendants’ request that the action be transferred to the district court for consolidation with the MDL 1720 proceedings.
Debt Cancellation Litigation Between July 2010 and May 2011, eight substantially similar putative class actions were filed against our subsidiaries, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”) and HSBC Card Services Inc.: Rizera et al v. HSBC Bank Nevada et al. (D.N.J. No. 10-CV-03375); Esslinger et al v. HSBC Bank Nevada, N.A. et al. (E.D. Pa. No. 10-CV-03213); McAlister et al. v. HSBC Bank Nevada, N.A. et al. (W.D. Wash. No. 10-CV-05831); Mitchell v. HSBC Bank Nevada, N.A. et al. (D. Md. No. 10-CV-03232); Samuels v. HSBC Bank Nevada, N.A. et al. (N.D. III. No. 11-CV-00548); McKinney v. HSBC Card Services et al. (S.D. III. No. 10-CV-00786); Chastain v. HSBC Bank Nevada, N.A. (South Carolina Court of Common Pleas, 13th Circuit) (filed as a counterclaim to a pending collections action); Colton et al. v. HSBC Bank Nevada, N.A. et al. (C.D. Ca. No. 11-CV-03742). These actions principally allege that cardholders were enrolled in debt cancellation or suspension products and challenge various marketing or administrative practices relating to those products. The plaintiffs' claims include breach of contract and the implied covenant of good faith and fair dealing, unconscionability, unjust enrichment, and violations of state consumer protection and deceptive acts and practices statutes. The Mitchell action was withdrawn by the plaintiff in March 2011. In July 2011, the parties in Rizera, Esslinger, McAlister, Samuels, McKinney and Colton executed a memorandum of settlement and subsequently submitted the formal settlement on a consolidated basis for approval by the U.S. District Court for the Eastern District of Pennsylvania in the Esslinger matter. In November 2012, the district court entered a final approval order confirming the settlement and it became effective in May 2013. In the memorandum accompanying the final approval order, in response to objections brought by several Attorneys General, the district court noted that claims belonging solely to the states are not impacted by the settlement, but that claims brought by a state seeking recovery for class members are precluded by the Esslinger settlement. Chastain and two other class members filed notices of appeal of the final approval order, which appeals were dismissed on motion or voluntarily. The district court entered the final distribution order in October 2013 for $24 million and payments were completed by October 31, 2013. Only Chastain remains as an individual action.

HSBC Finance Corporation

Beginning in August 2011, a number of state Attorneys General filed purported class actions against, among others, certain affiliates and/or subsidiaries asserting claims similar to those asserted in Esslinger. The Attorney General for the State of West Virginia filed a purported class action in the Circuit Court of Mason County, West Virginia, captioned State of West Virginia ex rel. Darrell V. McGraw, Jr. et al v. HSBC Bank Nevada, N.A. et al. (No. 11-C-93-N), in October 2011 alleging claims in connection with the marketing, selling and administering of ancillary services, including debt cancellation and suspension products to consumers in West Virginia. In September 2012, the Attorney General filed an amended complaint adding our affiliate, HSBC Bank USA, as a defendant. In addition to damages, the Attorney General sought civil money penalties and injunctive relief. In November 2013, the HSBC defendants settled the litigation with the West Virginia Attorney General, resolving all claims for a payment just under $2 million.
In April 2012, the Attorney General for the State of Hawaii filed lawsuits against seven credit card issuers, including certain of our subsidiaries, in the Circuit Court of the First Circuit for the State of Hawaii, captioned State of Hawaii ex rel David Louie, Attorney General v. HSBC Bank Nevada N.A. and HSBC Card Services, Inc., et al. (No. 12-1-0983-04), alleging claims in connection with the marketing, selling and administering of ancillary services, including debt cancellation and suspension products to consumers in Hawaii. The relief sought includes an injunction against deceptive and unfair practices, restitution and disgorgement of profits, and civil monetary penalties. The action was removed to federal court in May 2012. In June 2012, the Attorney General filed a motion to remand, which was denied. The Attorney General then withdrew its pending motion to consolidate the actions and appealed the decision to the Ninth Circuit, which is still pending.
In June 2012, the Attorney General for the State of Mississippi filed complaints against six credit card issuers, including our subsidiaries HSBC Bank Nevada and HSBC Card Services Inc. and our affiliate HSBC Bank USA. In an action captioned Jim Hood, Attorney General of the State of Mississippi, ex. rel. The State of Mississippi v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., and HSBC Bank USA, N.A., the Attorney General alleges claims in connection with the marketing, selling and administering of ancillary services, including debt cancellation and suspension products to consumers in Mississippi. The relief sought includes an injunction against deceptive and unfair practices, disgorgement of profits, and civil money penalties. In August 2012, this action was removed to federal court and the Attorney General filed a motion to remand, which was denied by the federal court. The Attorney General sought interlocutory review of certain issues regarding the denial of remand. The Court of Appeals overruled the federal district court’s decision regarding remand, but the case remains pending in the federal district court where one remaining issue related to the propriety of federal jurisdiction is being litigated.
In April 2013, the Attorney General for the State of New Mexico also filed suit against nine credit card issuers, including our subsidiaries HSBC Bank Nevada and HSBC Card Services Inc. and our affiliate HSBC Bank USA. In the action, captioned State of New Mexico ex rel Gary King, Attorney General, v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., and HSBC Bank USA, N.A., the Attorney General alleges claims in connection with debt cancellation and suspension and other ancillary products marketed, administered and sold in connection with credit cards. The Attorney General seeks an injunction, restitution and civil money penalties, among other relief. The action was removed to Federal court in June 2013. Defendants filed a motion to dismiss on August 7, 2013. The district court dismissed the Attorney General’s claim for restitution, but has not yet ruled on the remaining claims.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance Corporation and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. On October 23, 2013, following the court’s denial of defendants' motion to dismiss, defendants filed an answer. This action is at an early stage.
Telephone Consumer Protection Act Litigation Between May 2012 and January 2013, two substantially similar putative class actions were filed against various HSBC U.S. entities, including actions against us or one or more of our subsidiaries. These two actions have been consolidated into a single action entitled: Mills & Wilkes v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., HSBC Mortgage Services, Inc. HSBC Auto Finance, Inc. & HSBC Consumer Lending (USA), Inc., Case No.: 12-cv-04010-MEJ (N.D. Cal.). A number of individual actions also have been filed. The plaintiffs in these actions allege that the HSBC defendants contacted them, or the members of the class they seek to represent, on their cellular telephones using an automatic telephone dialing system and/or an artificial or prerecorded voice, without their express consent, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). Plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations), although similar cases filed against other financial institutions have been resolved for amounts significantly less than

HSBC Finance Corporation

these maximum statutory damage amounts due to, among other things, the availability of various defenses to the claims. The parties currently are engaged in discovery in Mills. The other actions are in various stages of proceedings.
Governmental and Regulatory Matters
Foreclosure Practices In April 2011, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent Order”), and our affiliate, HSBC Bank USA, entered into a similar consent order with the Office of the Comptroller of the Currency (“OCC”) (together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with the Federal Reserve and the OCC to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required.
The Servicing Consent Orders required an independent review of foreclosures (the "Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review ceased and has been replaced by a broader framework under which we and twelve other participating servicers are, in the aggregate, providing in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the IFR Settlement Agreements, HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and is providing other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2013, Rust Consulting, Inc., the paying agent, has issued almost all checks to eligible borrowers. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Finance Corporation and HSBC Bank USA, fulfillment of the terms of the IFR Settlement Agreements will satisfy the Independent Foreclosure Review requirements of the Servicing Consent Orders, including the wind down of the Independent Foreclosure Review. While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the Servicing Consent Orders, the IFR Settlement Agreements will positively impact compliance expenses in future periods as the significant resources working on the Independent Foreclosure Review will no longer be required.
The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the U.S. Department of Justice or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. Pursuant to the IFR Settlement Agreement with the OCC, however, the OCC has agreed that it will not assess civil money penalties or initiate any further enforcement action with respect to past mortgage servicing and foreclosure-related practices addressed in the Servicing Consent Orders, provided the terms of the IFR Settlement Agreement are fulfilled. The OCC's agreement not to assess civil money penalties is further conditioned on HSBC North America making payments or providing borrower assistance pursuant to any agreement that may be entered into with the U.S. Department of Justice in connection with the servicing of residential mortgage loans within two years. The Federal Reserve has agreed that any assessment of civil money penalties by the Federal Reserve will reflect a number of adjustments, including amounts expended in consumer relief and payments made pursuant to any agreement that may be entered into with the U.S. Department of Justice in connection with the servicing of residential mortgage loans. In addition, the IFR Settlement Agreement does not preclude future private litigation concerning these practices.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. Following the February 2012 settlement, these government agencies initiated discussions with other mortgage industry servicers, including us. HSBC Finance Corporation, together with our affiliate HSBC Bank USA, have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $157 million in 2011 (which was reduced by $14 million in 2013) reflecting the portion of the HSBC North America accrual we currently believe is allocable to HSBC Finance Corporation. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other

HSBC Finance Corporation

mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude further private litigation concerning foreclosure and other mortgage servicing practices

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$207	$229	$238	$394	$430	$417	$391	$408
Provision for credit losses(1)	(152)	(160)	267	24	408	287	738	791
Net interest income (loss) after provision for credit losses	359	389	(29)	370	22	130	(347)	(383)
Other revenues	(215)	114	628	354	85	(144)	(1,865)	(195)
Operating expenses	253	216	195	268	384	276	239	215
Income (loss) from continuing operations before income tax (expense) benefit	(109)	287	404	456	(277)	(290)	(2,451)	(793)
Income tax (expense) benefit	51	(91)	(133)	(152)	81	98	939	288
Income (loss) from continuing operations	(58)	196	271	304	(196)	(192)	(1,512)	(505)
Income (loss) from discontinued operations	(19)	(29)	(51)	(78)	(99)	55	1,254	350
Net income (loss)	$(77)	$167	$220	$226	$(295)	$(137)	$(258)	$(155)

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

There were no disagreements on accounting and financial disclosure matters between HSBC Finance Corporation and its independent accountants during 2013.

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Exchange Act, and has completed an assessment of the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (1992)” established by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the assessment performed, management concluded that as of December 31, 2013, HSBC Finance Corporation’s internal control over financial reporting was effective.

Item 9B.	Other Information.

Disclosures Pursuant to Section 13(r) of the Securities Exchange Act Section 13(r) of the Securities Exchange Act requires each issuer registered with the SEC to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions with persons or entities targeted by U.S. sanctions programs relating to Iran, terrorism, or the proliferation of weapons of mass destruction, even if those activities are not prohibited by U.S. law and are conducted outside the U.S. by non-U.S. affiliates in compliance with local laws and regulations.
In order to comply with this requirement, HSBC has requested relevant information from its affiliates globally. During the period covered by this Form 10-K, HSBC Finance Corporation did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r). The following activities conducted by our affiliates are disclosed in response to Section 13(r):
Loans in repayment Between 2001 and 2005, the Project and Export Finance (“PEF”) division of HSBC arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and they have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, the HSBC Group continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.
HSBC has 13 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Two repayments have been received under each loan in 2013.
Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. The repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.

HSBC Finance Corporation

In 2002, the HSBC Group provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency and is administered under license from the relevant European Government. No repayments have been received directly from Bank Tejarat in 2013 and claims have been settled by the supporting Export Credit Agency.
The HSBC Group also maintains sub-participations in four loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy, The Netherlands and Spain. The repayments due under the sub-participations were not received during 2013, and claims are being processed and settled by the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for 2013, which includes interest and fees, was approximately $2.2 million. Estimated net profit for the HSBC Group during 2013 was approximately $1.3 million. While the HSBC Group intends to continue to seek repayment, it does not intend to extend any new loans.
Legacy contractual obligations related to guarantees Between 1996 and 2007, the HSBC Group provided guarantees to a number of its non-Iranian customers in Europe and the Middle East for various business activities in Iran. In a number of cases, the HSBC Group issued counter indemnities in support of guarantees issued by Iranian banks as the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. The Iranian banks to which the HSBC Group provided counter indemnities included Bank Tejarat, Bank Melli, and the Bank of Industry and Mine.
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. Several were canceled during 2013 and approximately 20 remain outstanding.
Estimated gross revenue to the HSBC Group for 2013, which includes fees and/or commissions was $10,000. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profits measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Check clearing Certain Iranian banks sanctioned by the United States continue to participate in official clearing systems in the U.A.E., Bahrain, Oman, Lebanon, Qatar, and Turkey. The HSBC Group has a presence in these countries and, as such, participates in the clearing systems. The Iranian banks participating in the clearing systems differ by location and include Bank Saderat, Bank Melli, Future Bank, and Bank Mellat. The HSBC Group has implemented automated and manual controls in order to preclude settling check transactions with these institutions. There was no measurable gross revenue or net profit generated by this activity in 2013.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains a frozen account in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in 2013.

•
The HSBC Group acts as the trustee and administrator for pension schemes involving three employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the three Iranian bank employees. The HSBC Group runs and operates these pension schemes in accordance with Hong Kong laws and regulations.

•
In 2010, HSBC closed its representative office in Iran. The HSBC Group maintains a local account with a U.S.-sanctioned Iranian bank in Tehran in order to facilitate residual activity related to the closure. During 2013, the HSBC Group used this account to pay tax equivalent to approximately $20,000 to Iran's Social Security Organization. The HSBC Group has been authorized by the U.S. Government (and by relevant non-U.S. regulators) to make these types of payments in connection with the liquidation and deregistration of the representative office in Tehran, and anticipates making the last of such payments in 2014.

Estimated gross revenue to the HSBC Group in 2013 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was $109,013. The HSBC Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.

HSBC Finance Corporation

Iranian embassy-related activity The HSBC Group held a bank account in London for the Iranian embassy London, which was used to support Iranian students studying in the U.K. and in which there was minimal activity during 2013. The account was closed in 2013, and the funds were moved into unclaimed balances.
Activity related to U.S. Executive Order 13224 The HSBC Group maintained a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in 2013 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated to the HSBC Group in 2013.
The HSBC Group held personal and business accounts in the U.K. for two individuals sanctioned by the U.S. under Executive Order 13224. U.K. and U.N. Security Council sanctions against both these individuals were lifted in 2012. All the accounts were closed during 2013. The account balances were returned to the relevant individual. There was no measurable gross revenue or net profit generated to the HSBC Group in 2013.
The HSBC Group holds a frozen personal account in the United Arab Emirates for an individual who was designated under Executive Order 13224 during 2013. Subsequent to designation and prior to the freezing of the account in the second quarter, there were several transactions. Estimated gross revenue in 2013 was approximately $250. There has been no activity and no measurable gross revenue or net profit generated since the second quarter of 2013. A second personal account held in Hong Kong for the same individual was closed in the third quarter of 2013 and the balance moved into unclaimed balances. There has been no activity and no measurable gross revenue or net profit generated on the account in 2013 since designation.
The HSBC Group held an account and had an outstanding loan for a partnership that included one individual sanctioned under Executive Order 13224. The account has been closed, and the sanctioned individual has been removed from the loan account. There was no measurable gross revenue or net profits to the HSBC Group recognized in 2013 for this activity.
Activity related to U.S. Executive Order 13382 The HSBC Group held an account for a customer in the United Arab Emirates that was sanctioned under Executive Order 13382 in 2013. The account was closed in 2013, and the funds were moved into unclaimed balances. The estimated gross revenue or net profits generated to the HSBC Group in 2013 was $37.00.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen under relevant sanctions programs and on which no activity, other than the posting of nominal amounts of interest, took place during 2013. In 2013, the HSBC Group also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group.

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
All of our non-executive Directors are or have been either chief executive officers or senior executives at other companies or firms, with significant general and specific corporate experience and knowledge that promotes the successful implementation of the strategic plans of HSBC Finance Corporation and its indirect parent HSBC North America, for which each of our Directors, with the exception of Mr. Burke, also serve as a Director. Our Directors also have high levels of personal and professional integrity and ethical character. Each possesses the ability to be collaborative but also assertive in expressing his or her views and opinions to the Board and management. Based upon his or her management experience, each Director has demonstrated sound judgment and the ability to function in an oversight role.
Directors are elected to three-year terms until their tenure exceeds six years, at which point they are elected annually. Consequently, Messrs. Ameen and Whitford will be considered for election in 2015 and 2017, respectively, and all other Directors are subject to annual elections. There are no family relationships among the Directors.
Phillip D. Ameen, age 65, joined HSBC Finance Corporation's Board in April 2012. He has been a member of the HSBC Finance Corporation Audit and Risk Committees since May 2012 and became Chair of the Audit Committee in May 2013. Since April 2012, he has also served as a member of the Board of Directors of HSBC North America, HSBC Bank USA and HSBC USA and as a member of the respective Audit and Risk Committees since May 2012. Effective May 2013, Mr. Ameen was also appointed as Chair of the HSBC North America, HSBC Bank USA and HSBC USA Audit Committees. He was a Director of HSBC Bank Nevada from April 2012 until August 2013, when HSBC Bank Nevada was merged into HSBC Finance Corporation. Until March

HSBC Finance Corporation

2008, he served as Vice President, Comptroller, and Principal Accounting Officer of General Electric Capital Co. (“GE”). Prior to joining GE, he was Audit Partner of KPMG Peat Marwick. He joined GE in 1985, where he spent time in lending, leasing, and mergers and acquisitions before joining GE Headquarters staff.
Mr. Ameen served on the International Financial Reporting Interpretations Committee of the International Accounting Standards Board, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounting, was the longest-serving member of the Financial Accounting Standards Board Emerging Issues Task Force and was Chair of the Committee on Corporate Reporting of Financial Executives International. He is a member of the Keenan Flagler Business School Board of Advisers and has served as Trustee of the Financial Accounting Foundation Inc. and of Elon University. Mr. Ameen is an alumnus of the University of North Carolina, Chapel Hill and was a Certified Public Accountant in New York and North Carolina. He now serves on the Boards of Directors of several private equity technology enterprises. His experience in the accounting profession provides him with highly relevant expertise for insight into business operations and financial performance and reporting, which are valuable as a member of the HSBC Finance Corporation Board and Chair of the Audit Committee.
Patrick J. Burke, age 52, joined HSBC Finance Corporation's Board in May 2011 and was appointed Chairman of the Board in November 2011. Mr. Burke has been the Chief Executive Officer of HSBC Finance Corporation since July 2010. He has been a Director since May 2011 and President since September 2010. He was Chairman of the Board of HSBC Bank Nevada from November 2011 until August 2013, when HSBC Bank Nevada was merged into HSBC Finance Corporation. Prior to his current position, he was Senior Executive Vice President and Chief Executive Officer, Card and Retail Services of HSBC Finance Corporation since June 2009. From February 2008 to June 2009, he was Senior Executive Vice President and Chief Operating Officer - Card and Retail Services of HSBC Finance Corporation. From December 2007 to February 2008 he was Managing Director - Card and Retail Services of HSBC Finance Corporation. He was Managing Director - Card Services from July 2006 to December 2007. He was appointed President and Chief Executive Officer of HSBC Financial Limited Canada in January 2003 until July 2006. Mr. Burke was appointed Chief Financial Officer with HFC Bank Limited from 2000 until 2003. From the start of his career with HSBC in 1989, Mr. Burke has served the company in many roles including Deputy Director of Mergers and Acquisitions and Vice President of Strategy and Development. Mr. Burke is Chair of the Compliance Committee.
Robert K. Herdman, age 65, joined HSBC Finance Corporation's Board in January 2004 and is Chair of its Risk Committee. He served as Chair of its Audit Committee until May 2013. Since March 2005, he has served as a member of the Board of Directors of HSBC North America and as Interim non-executive Chairman of the Board from May 2013 to December 2013. He was Chair of its Audit Committee until May 2013, and since May 2011 he has served as Chair of its Risk Committee. Mr. Herdman was re-appointed as a member of the HSBC North America Audit Committee in December 2013. Since May 2010, he has also been a member of the Boards of HSBC USA and HSBC Bank USA, Chair of their respective Risk Committees and served as Chair of their respective Audit Committees until May 2013. Mr. Herdman was a Director of HSBC Bank Nevada as well as Chair of its Audit and Risk Committees from July 2011 until August 2013, when HSBC Bank Nevada was merged into HSBC Finance Corporation. Mr. Herdman was a member of and the Chair of the HSBC Finance Corporation Compliance Committee from December 2010 and the HSBC USA Compliance Committee from August 2010 to May 2011. Mr. Herdman has also served on the Board of Directors of Cummins Inc. since February 2008 and is Chair of its Audit Committee, and on the Board of Directors of WPX Energy, Inc. and is Chair of its Audit Committee since December 2011. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm specializing in providing advice regarding corporate governance, risk assessment, crisis management and related matters. Mr. Herdman was the Chief Accountant of the SEC from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young's Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (“AABS”) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms' relationships with the SEC, FASB and American Institute of Certified Public Accountants (“AICPA”). He served on the AICPA's SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA's Board of Directors from 2000 to 2001.
Mr. Herdman's membership on the Board is supported by his significant financial expertise. His experience with the SEC and in the public accounting profession provided Mr. Herdman with broad insight into the business operations and financial performance of a significant number of public and private companies.
George A. Lorch, age 72, joined HSBC Finance Corporation's Board in September 1994 and served as the Chair of its Compensation Committee until the committee was disbanded in 2008. Mr. Lorch was appointed a member of the HSBC Finance Corporation Audit Committee in July 2013 and of the Risk Committee in December 2010. He also serves as a member of the Board of Directors of HSBC North America since July 2011 and as a member of its Audit Committee since July 2013 and its Risk Committee since December 2010. He was a member of the Board of HSBC Bank Nevada from November 2011 until August 2013, when HSBC Bank Nevada was merged into HSBC Finance Corporation. From May 2000 until August 2000, Mr. Lorch served as Chairman,

HSBC Finance Corporation

President and Chief Executive Officer of Armstrong Holdings Inc. (the parent of Armstrong World Industries, Inc.). Mr. Lorch served as Chairman of the Board, Chief Executive Officer and President of Armstrong World Industries, Inc. (a manufacturer of interior finishes) from 1994 and President and Chief Executive Officer from 1993 until May 1994. Mr. Lorch is a Director of WPX Energy, Autoliv, Inc., Pfizer Inc. and Masonite Inc. Mr. Lorch was Chairman of the Board of Pfizer Inc. from December 2010 through December 2011 and now serves as its Lead Director. Mr. Lorch served as an executive officer with Armstrong Holdings Inc. and its subsidiary Armstrong Industries for 17 years. He served as Chief Executive Officer of Armstrong World Industries, Inc. for over 7 years. In addition, he had been Chairman of the Board at these companies. In these roles, Mr. Lorch was responsible for aspects of the operations of a global public company, affording him experience in developing and executing strategic plans and motivating and managing the performance of the management team and the organization as a whole. Additionally, Mr. Lorch has served on the Board of Directors for HSBC Finance Corporation, which was previously Household International, since September 1994, and, as a result, he is able to provide a historical perspective to the Board of HSBC Finance Corporation.
Beatriz R. Perez, age 44, joined HSBC Finance Corporation's Board in May 2008. She has served on the Board of HSBC North America since April 2007. Ms. Perez is a member of the Compliance Committee and of the HSBC North America Compliance and Nominating and Governance Committees. She served as a member of the Risk Committee until June 2013. Ms. Perez was a Director of HSBC Bank Nevada from July 2011 until August 2013, when HSBC Bank Nevada was merged into HSBC Finance Corporation. Ms. Perez has been employed by Coca-Cola since 1994. She became Chief Sustainability Officer for the North America Division of Coca-Cola as of July 2011. Prior to her current position, Ms. Perez held the positions of Chief Marketing Officer North America from April 2010 to July 2011, Senior Vice President, Integrated Marketing for the North America Division of Coca-Cola from May 2007 to April 2010 and Vice President, Media, Sports and Entertainment Marketing from 2005 to 2007. From 1996 to 2005, she held the positions of Associate Brand Manager, Classic Coke, Sports Marketing and NASCAR Manager, Vice President of Sports, and Vice President Sports and Entertainment. Ms. Perez is active in the not-for-profit world. Ms. Perez is a member of the Foundation Board of Children's Healthcare of Atlanta and of the Victory Junction Group board. Ms. Perez is also the Chairman of the Grammy Foundation.
Ms. Perez's leadership roles in the sustainability and marketing functions at Coca-Cola bring a particular knowledge of mass and targeted marketing and sustainability programs that are of value in HSBC's efforts to promote its brand image and in its general product marketing efforts.
Larree M. Renda, age 55, joined HSBC Finance Corporation's Board in September 2001 and is a member of the Audit and Risk Committees. Since May 2008, she has served as a member of the Board of Directors of HSBC North America. Ms. Renda was a Director of HSBC Bank Nevada from July 2011 until August 2013, when HSBC Bank Nevada was merged into HSBC Finance Corporation. Ms. Renda has been employed by Safeway Inc. since 1974. In August 2010, Ms. Renda was appointed as Executive Vice President of Safeway Inc. and President of Safeway Health Inc. Prior to her current position, she had been Executive Vice President, Chief Strategist and Administrative Officer of Safeway Inc. since November 2005. From 1999 to November 2005, she served as Executive Vice President for Retail Operations, Human Resources, Public Affairs, Labor and Government Relations. Prior to this position, she was a Senior Vice President from 1994 to 1999, and a Vice President from 1991 to 1994. She is also a director and Chairwoman of the Board of The Safeway Foundation and serves on the Board of Directors for Casa Ley, S.A. de C.V. Ms. Renda serves as a Trustee on the National Joint Labor Management Committee. In addition, she serves on the Board of Directors for the California Chamber of Commerce and serves as a National Vice President of the Muscular Dystrophy Association. Ms. Renda is also on the Board of Regents for the University of Portland.
Ms. Renda has 21 years of experience as an executive officer at Safeway Inc. where she has held several roles critical to its operations. Ms. Renda's responsibilities at Safeway Inc. include public affairs, human resources, government relations, strategy, labor relations, philanthropy, corporate social responsibility, cost reduction, re-engineering, health initiatives, IT, real estate and communications. Ms. Renda has served on the Board of Directors for HSBC Finance Corporation, which was previously Household International, since September 2001, and, as a result, she is able to provide a historical perspective to the Board of HSBC Finance Corporation.
Thomas K. Whitford, age 57, joined HSBC Finance Corporation's Board in December 2013. He has also been a member of the HSBC Finance Corporation Compliance and Risk Committees since December 2013. Also since December 2013, Mr. Whitford has served as a member of the Board of Directors of HSBC North America and as a member of its Compliance and Risk Committees. Mr. Whitford retired in 2013 as Vice Chairman of PNC Financial Services Corporation ("PNC"), with responsibility for Technology and Operations, Corporate Communications and the Regional Presidents, a position he held since 2010. Following PNC’s acquisition of National City Corporation in December 2008, he moved to Cleveland and was appointed Chairman of National City Bank and responsible for PNC’s integration of National City Corporation. Mr. Whitford joined PNC in 1983 and held leadership positions in Consumer Banking, Personal Trust, Mutual Fund Servicing, Asset Management, and Strategic Planning. In 1997, he was named Chief Executive Officer of PNC’s Wealth Management business. He was named Chief Risk Officer in May 2002 and helped PNC sharpen its strategic focus and integrated coordination of all risk management activities corporate-wide. Mr. Whitford was named

HSBC Finance Corporation

PNC’s Chief Administrative Officer in May 2007 and his responsibilities were expanded to include Corporate Communications, Operations, Human Resources, and the company’s Regional Presidents.
Mr. Whitford has served as an Independent Trustee on the Delaware Investments Family of Funds since January 2013. He also serves as a trustee for The Barnes Foundation, as a member of the Wharton Graduate Executive Board, and as a member of Natural Lands Trust’s President’s Council.
Executive Officers Information regarding the executive officers of HSBC Finance Corporation as of February 24, 2014 is presented in the following table.

Name	Age	Year Appointed	Present Position
Patrick J. Burke	52	2010	Chief Executive Officer
Michael A. Reeves	51	2010	Executive Vice President and Chief Financial Officer
Steven G. Ekert	47	2013	Senior Executive Vice President and Chief Risk Officer
Mark Martinelli	54	2013	Senior Executive Vice President and Chief Auditor
Gregory Zeeman	45	2012	Senior Executive Vice President and Chief Operating Officer, USA
Julie A. Davenport	53	2011	Executive Vice President and General Counsel
Eric K. Ferren	40	2010	Executive Vice President and Chief Accounting Officer
Loren C. Klug	53	2013	Executive Vice President, Head of Strategy and Planning and Chief of Staff to the CEO
Kathryn Madison	52	2009	Executive Vice President and Chief Servicing Officer, Consumer and Mortgage Lending
Patrick D. Schwartz	56	2008	Executive Vice President and Corporate Secretary
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
Steven G. Ekert, Senior Executive Vice President, Chief Risk Officer of HSBC Finance Corporation, HSBC North America and HSBC USA since June 2013. He is responsible for all Risk and Compliance functions in North America, including Credit Risk, Operational Risk, Market Risk, Financial Crime and Regulatory Compliance as well as the enterprise-wide risk and compliance framework. Prior to joining the organization Mr. Ekert held various positions with Citigroup Inc., including Chief Risk Officer of Citi Holdings and Citi Private Bank.
Mark Martinelli, Senior Executive Vice President and Chief Auditor of HSBC Finance Corporation since October 2013. He has also been the Chief Auditor of HSBC North America since November 2009 and Chief Auditor of HSBC USA since March 2007. Prior to that time, Mr. Martinelli was President and Chief Executive Officer of hsbc.com from 2006 to 2007, and Chief Financial Officer of hsbc.com from 2002 to 2006. Mr. Martinelli joined HSBC in the U.S. as part of Republic National Bank of New York in 1991, and has held various senior officer positions in Finance, Strategy, Planning and Audit. Prior to joining HSBC in the U.S., he was a senior manager with the public accounting firm of KPMG LLP. He is a Certified Public Accountant registered in the U.S, a Chartered Global Management Accountant and a member of the American Institute of Certified Public Accountants. Mr. Martinelli has served on the Audit Committee of the New York Clearing House since 2007 and served as its Chairman from January 2011 to February 2013. He has been a director on the Baruch College Fund Board of Trustees since April 2010 and has served as the Chairman of its Audit Committee since September 2011. Since October 2013, Mr. Martinelli has served on St. John’s University Department of Accounting and Taxation Executive Advisory Board.
Gregory T. Zeeman, Senior Executive Vice President and Chief Operating Officer USA of HSBC Finance Corporation, HSBC USA, and HSBC North America since August 2012. From March 2012 to August 2012 he was Executive Vice President and Chief Operating Officer USA of HSBC Finance Corporation, HSBC USA, and HSBC North America. Prior to his current role, Mr. Zeeman served as Executive Vice President, Head of Change Delivery for the Americas since 2011. Mr. Zeeman served as Deputy Chief Executive Officer and Chief Technology Services Officer for HSBC in Singapore from 2009 through 2011 and Chief Servicing

HSBC Finance Corporation

Officer for HSBC Consumer and Mortgage Lending from 2006 to 2009. Mr. Zeeman first joined the organization in 1999, where he has served in a wide range of general management and leadership roles, primarily focused on consumer oriented lines of business. Prior to joining the organization, he worked as a strategy consultant at the Boston Consulting Group.
Julie A. Davenport, Executive Vice President and General Counsel HSBC Finance Corporation since April 2011, and General Counsel HSBC Retail Banking and Wealth Management since December 2011. Ms. Davenport joined Household International in September of 1989. From 1989 to 1997, she held the positions of Counsel and then Senior Counsel in the Household Bank, f.s.b. law department, primarily supporting the Fannie Mae/Freddie Mac residential mortgage business. In 1997, Ms. Davenport moved to the Credit Card Services law department where she held the positions of Associate General Counsel and then Deputy General Counsel. In March 2004, Ms. Davenport was promoted to the position of General Counsel-Retail Services and after the integration of the Retail Services and Card Services business units in the summer of 2007, she became General Counsel of the combined businesses. In June 2009, Ms. Davenport was promoted to the position of Senior Vice President-Group General Counsel leading a team of lawyers supporting the Personal Financial Services, Card and Retail Services, Taxpayer Financial Services and Insurance businesses, as well as the Technology Services function. Effective April 2011, Ms. Davenport assumed the position of General Counsel of HSBC Finance Corporation providing support for Card and Retail Services, Consumer and Mortgage Lending and Insurance and effective December 2011 she assumed the additional role of General Counsel of HSBC's Retail Banking and Wealth Management business.
Eric K. Ferren, Executive Vice President and Chief Accounting Officer of HSBC Finance Corporation, HSBC North America and HSBC USA since July 2010. As of January 2014, Mr. Ferren is also Chief Financial Officer of HSBC USA and Deputy Chief Financial Officer of HSBC North America. Mr. Ferren is a Director of HSBC Trust Company (Delaware), National Association. Prior to Mr. Ferren's appointment as Chief Accounting Officer, Mr. Ferren was responsible for several accounting areas across HSBC North America and its subsidiaries. Prior to joining HSBC in the U.S., Mr. Ferren was the Controller for UBS's North American Asset Management business from May 2005 to June 2006. Prior to that, Mr. Ferren was the Controller for Washington Mutual's Home Loans Capital Market's business and several finance roles within the servicing business from January 2002 through May 2005. Prior to January 2002, Mr. Ferren was a Senior Manager at Ernst & Young LLP in Chicago where he focused on global banking, commercial banking, and securitizations. He is a Certified Public Accountant registered in the U.S. and a member of the American Institute of Certified Public Accountants.
Loren C. Klug, Executive Vice President, Head of Strategy and Planning of HSBC Finance Corporation, HSBC North America and HSBC USA. since January 2012 and since September 2013 he has held the additional title of Chief of Staff to the Chief Executive Officer. He was previously Executive Vice President, Strategy & Planning of HSBC Finance Corporation and of HSBC North America from February 2008 through December 2011. From March 2004 to January 2008, he was Managing Director - Strategy and Development, and concurrently from January 2005 to November 2007 he was responsible for strategy development and customer group oversight for HSBC Group's global consumer finance activities. Mr. Klug joined HSBC Finance Corporation in 1989, and since that time has held a variety of commercial finance and strategy positions. Prior to such time he held positions in commercial real estate and banking.
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
Patrick D. Schwartz, Corporate Secretary of HSBC Finance Corporation since September 2007 and Executive Vice President since February 2008. From June 2009 to May 2011 he was also the General Counsel and from May 2004 to June 2009 he was Deputy General Counsel. Mr. Schwartz served as a senior legal advisor of HSBC North America from February 2004 to May 2011 and has served as its Corporate Secretary since September 2007. Mr. Schwartz has been an Executive Vice President and Secretary of HSBC USA since May 2008. He has held several different legal titles for HSBC USA since September 2007, but served as its Secretary continuously since that time. Mr. Schwartz counsels management and the Board of Directors of HSBC Finance Corporation, HSBC USA and HSBC North America with respect to corporate governance matters.
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

HSBC Finance Corporation

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
The Audit Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards which are based upon the rules of the New York Stock Exchange (“NYSE”)): Phillip D. Ameen (Chair), George A. Lorch and Larree M. Renda. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Mr. Ameen qualifies as an “audit committee financial expert.”
Audit Committee Report During the previous year, the Audit Committee met and held discussions with management and KPMG LLP. The Audit Committee reviewed and discussed with management and KPMG LLP the audited financial statements contained in HSBC Finance Corporation's Annual Report on Form 10-K for the year ended December 31, 2013. The Audit Committee also discussed with KPMG LLP the matters required to be discussed by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence, such communications also included its findings related to internal controls in conjunction with its financial statement audit. The Audit Committee also discussed management's assessment of the effectiveness of internal controls over financial reporting.
KPMG LLP submitted to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence. The Audit Committee discussed with KPMG LLP such firm's independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

HSBC Finance Corporation

Audit Committee

Phillip D. Ameen (Chair)
George A. Lorch
Larree M. Renda
Compliance Committee The Compliance Committee is responsible, on behalf of the Board of Directors, for monitoring and oversight of:

•	the Bank Secrecy Act and Anti-Money Laundering functions of HSBC Finance Corporation;

•
the corrective actions in the foreclosure processing and loss mitigation functions of HSBC Finance Corporation and to ensure that HSBC Finance Corporation complies with the Federal Reserve Servicing Consent Order; and

•	HSBC Finance Corporation's Compliance function and the development of a strong Compliance culture.
The Compliance Committee is currently comprised of the following Directors: Patrick J. Burke (Chair), Beatriz R. Perez and Thomas K. Whitford.
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

The Risk Committee is currently comprised of the following Directors: Robert K. Herdman (Chair), Phillip D. Ameen, George A. Lorch, Larree M. Renda and Thomas K. Whitford.
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
The Nominating and Governance Committee also has specified responsibilities with respect to executive officer compensation. See Item 11. Executive Compensation - Compensation Discussion and Analysis - Oversight of Compensation Decisions. The Nominating and Governance Committee is currently comprised of the following Directors: Anthea Disney (Chair), Samuel Minzberg Nancy G. Mistretta and Beatriz R. Perez. Ms. Disney, Mr. Minzberg and Ms. Mistretta currently serve as Directors of HSBC North America, HSBC USA and HSBC Bank USA. Ms. Perez currently serves as a Director of HSBC North America and HSBC Finance Corporation.
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

HSBC Finance Corporation

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
Board of Directors - Delegation of Authority The HSBC North America Board of Directors has delegated its powers, authorities and discretion, to the extent they concern the management and day to day operation of the businesses and support functions of HSBC North America and its subsidiaries to a management Executive Committee comprised of senior executives from the businesses and staff functions. Under this authority, the Executive Committee approves and addresses all matters which are of a routine or technical nature and relate to matters in the ordinary course of business. The HSBC Finance Corporation Chief Executive Officer, Chief Risk Officer, Head of Regulatory Compliance, Head of Financial Crimes Compliance, Chief Operating Officer, Head of Strategy and Planning, Chief Servicing Officer of Consumer and Mortgage Lending, Corporate Secretary and Head of Communications are members of the HSBC North America Executive Committee.
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

HSBC Finance Corporation

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

•	review and discuss with the Chief Risk Officer the adequacy and effectiveness of our internal control and risk management framework in relation to our strategic objectives and related reporting;

•	oversee and advise the Board of Directors on all high-level risks;

•	approve with HSBC the appointment and replacement of the Chief Risk Officer;

•	review and approve the annual key objectives and performance review of the Chief Risk Officer;

•	seek appropriate assurance as to the Chief Risk Officer's authority, access, independence and reporting lines;

•	review the effectiveness of our internal control and risk management framework and whether management has discharged its duty to maintain an effective internal control system;

•	consider the risks associated with proposed strategic acquisitions or dispositions;

•	receive reports from the HSBC North America ALCO in order to assess major financial risk exposures and the steps management has taken to monitor and control such exposures;

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
In 2011, the HSBC Finance Corporation Risk Management Committee was combined with the HSBC North America Risk Management Committee (the “Risk Management Committee”), which provides strategic and tactical direction to risk management functions throughout HSBC North America, including HSBC Finance Corporation, focusing on: credit, funding and liquidity, capital, market, operational, security, fraud, reputational and compliance risks. The Risk Management Committee is comprised of the function heads of each of these areas, as well as other control functions within the organization. The Chief Risk Officer of

HSBC Finance Corporation

HSBC North America is the Chair of this committee. On an annual basis, the HSBC North America and HSBC Finance Corporation Boards review the Risk Management Committee's charter and framework. The HSBC North America Operational Risk & Internal Control Committee (“ORIC Committee”) and the HSBC Finance Corporation Disclosure Committee report to the Risk Management Committee and, together with the HSBC North America ALCO, define the risk appetite, policies and limits; monitor excessive exposures, trends and effectiveness of risk management; and promulgate a suitable risk management culture, focused within the parameters of their specific areas of risk.
HSBC North America ALCO provides oversight and strategic guidance concerning the composition of the balance sheet and pricing as it affects net interest income. It establishes limits of acceptable risk and oversees maintenance and improvement of the management tools and framework used to identify, report, assess and mitigate market, interest rate and liquidity risks.
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

•
receive regular reports from the Chief Risk Officer that enable the Compliance Committee to assess major compliance exposures and the steps management has taken to monitor and control such exposures, including the manner in which the regulatory and legal requirements of pertinent jurisdictions are evaluated and addressed;

•
approve the appointment and replacement of the Chief Risk Officer and other statutory compliance officers and review and approve the annual key objectives and performance review of the Chief Risk Officer;

•	review the budget, plan, changes in plan, activities, organization and qualifications of the compliance functions as necessary or advisable in the Committee's judgment;

•
review and monitor the effectiveness of the compliance functions and the Compliance Program, including testing and monitoring functions, and obtain assurances that the compliance functions, including testing and monitoring functions, are appropriately resourced, have appropriate standing within the organization and are free from management or other restrictions;

•
seek such assurance as it may deem appropriate that the Chief Risk Officer participates in the risk management and oversight process at the highest level on an enterprise-wide basis; has total independence from individual business units; reports to the Compliance Committee and has internal functional reporting lines to the HSBC Head of Group Risk; and has direct access to the Chairman of the Compliance Committee, as needed; and

•	upon request of the Board, provide the Board with negative assurance as to such regulatory and legal requirements as the Compliance Committee deems possible.
In support of these responsibilities, HSBC Finance Corporation maintains an Executive Compliance Steering Committee, which is a management committee established to provide overall strategic direction and oversight to significant HSBC Finance Corporation compliance issues. Patrick Burke, the Chief Executive Officer and a Director, is the Chair of this committee, the membership of which also includes the heads of our business segments, our Chief Risk Officer and senior management of our compliance, Legal and other control functions. The Executive Compliance Steering Committee reports to both the Compliance Committee of the Board of Directors and the HSBC North America Executive Committee. This committee defines deliverables, provides ongoing direction to project teams, approves all regulatory submissions and prepares materials for presentation to the Board of Directors.

HSBC Finance Corporation

The Project Steering Committee also provides oversight to individual project managers, compliance subject matter experts, and external consultants to ensure any regulatory requested deliverables are met.
For further discussion of risk management generally, see the “Risk Management” section of the MD&A.
Section 16(a) Beneficial Ownership Reporting Compliance  Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the NYSE. With respect to the issue of HSBC Finance Corporation preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2013 fiscal year.
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

HSBC Finance Corporation

Item 11.    Executive Compensation.

Compensation Discussion and Analysis
The following compensation discussion and analysis (the “2013 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the 2013 compensation for our executive officers. Specific compensation information relating to our Chief Executive Officer, Chief Financial Officer, and the next three most highly compensated executives is contained in this portion of the Form 10-K. In addition, the 2013 CD&A and accompanying tables also contain compensation disclosures for two individuals, who served as executive officers during the part of 2013. If these former executives were employed at the end of fiscal year, December 31, 2013, their total compensation would place them among the three most highly compensated executives. Collectively, these officers are referred to as the Named Executive Officers (“NEOs”).
Oversight of Compensation Decisions
Remuneration Committee
The HSBC Board of Directors has a Remuneration Committee (“REMCO”) which meets regularly to consider terms and conditions of employment, remuneration and retirement benefits. With authority delegated by the HSBC Board, REMCO is responsible for approving the remuneration policy of HSBC, including the terms of variable pay plans, share plans and other long-term incentive plans worldwide. In this role, REMCO is also responsible for approving the individual remuneration packages for the most senior HSBC executives, generally those having an impact on HSBC's risk profile and those in position of significant influence (“senior executives”).
The members of REMCO during 2013 are the following non-executive directors of HSBC: Sir Simon Robertson (Chairman as of May 24, 2013), J. L. Thornton (retired as chairman on May 24, 2013), J. D. Coombe, W. S. H. Laidlaw and R. Fassbind. As an indirect wholly owned subsidiary of HSBC, HSBC Finance Corporation is subject to the remuneration policy established by HSBC, and the Chief Executive Officer of HSBC Finance Corporation is one of the senior executives whose compensation is reviewed and approved by REMCO.
Delegation of Authority from Remuneration Committee
The remuneration of executives who are not “senior executives” within the broader view of HSBC is determined by HSBC executives who have the authority delegated to them by REMCO to endorse remuneration (up to pre-determined levels of compensation and levels of management that differ by level of delegated authority). At the highest level, REMCO delegates this authority to the HSBC Group Chief Executive, Stuart T. Gulliver. Within his powers, Mr. Gulliver further delegated this authority regionally to approve pay packages to Irene M. Dorner, who as HSBC North America's Chief Executive Officer had authority and oversight recommendation responsibility for HSBC North America and its subsidiaries. In a similar manner, Mr. Patrick J. Burke, as HSBC Finance Corporation's Chief Executive Officer, received delegated authority for approval over executive remuneration from Ms. Dorner. Remuneration decisions for executives can be further delegated to other relevant authorities within HSBC, as appropriate, depending on their level of responsibility and the scope of their role. Those with delegated authority to approve remuneration for executives do so after consultation with HSBC's Group Managing Director of Human Resources as well as with the relevant heads of global business segments or heads of global staff functions, such as Finance or Risk.
Board of Directors; HSBC North America Nominating and Governance Committee
The HSBC North America Board of Directors reviewed and made recommendations concerning proposed 2013 performance assessments and variable pay compensation award proposals for the Chief Executive Officer, direct reports to the Chief Executive Officer and certain other Covered Employees (“Covered Employees”), including the NEOs. The Board of Directors also reviewed fixed pay recommendations for 2014 for the NEOs and had the opportunity to recommend changes before awards were finalized.
The Nominating and Governance Committee of HSBC North America (the “HNAH Nominating and Governance Committee”) performed certain responsibilities related to oversight and endorsements of compensation for 2013 performance with respect to HSBC North America and its subsidiaries. The duties of the HNAH Nominating and Governance Committee, among others, include: i) reviewing the corporate governance framework to ensure that best practices are maintained and relevant stakeholders are effectively represented, ii) overseeing the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making discretionary variable pay compensation recommendations, iii) making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees, including any recommendations for reducing or canceling discretionary variable

HSBC Finance Corporation

pay compensation previously awarded, and iv) reviewing the coverage and competitiveness of employee pension and retirement plans and general benefits. The recommendations related to employee compensation are incorporated into the submissions to REMCO, or to Mr. Gulliver, Ms. Dorner and Mr. Burke, in instances where REMCO has delegated remuneration authority. During the fourth quarter of 2013 and in January 2014, the HNAH Nominating and Governance Committee reviewed the enhanced risk assessment measures with respect to risks taken and risk outcomes in connection with the performance review process and compensation recommendations for senior executives for 2013 performance. During the fourth quarter of 2013 and in January 2014, the HNAH Nominating and Governance Committee reviewed performance review summaries and compensation recommendations for senior executives for 2013 performance. During the first quarter of 2014, the HNAH Nominating and Governance Committee reviewed a summary provided by the Compensation and Performance Management Governance Committee ("CPMG Committee") of the approved risk evidence statements that are required of all U.S. business units and functions to support 2013 variable pay recommendations.
Compensation and Performance Management Governance Committee
In 2010, HSBC North America established the Compensation and Performance Management Governance Committee (“CPMG Committee”). The CPMG Committee was created to provide a more systematic approach to incentive compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG Committee are senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Legal, Finance, Audit, Human Resources and Corporate Secretary. The CPMG Committee approves the list of Covered Employees and their mandatory performance scorecard objectives; reviews compensation recommendations related to regulatory and audit findings; and can make recommendations to reduce or cancel previous grants of incentive compensation based on actual results and risk outcomes. The CPMG Committee can make its recommendations to the HNAH Nominating and Governance Committee, REMCO, Mr. Gulliver, Ms. Dorner or Mr. Burke, depending on the nature of the recommendation or the delegation of authority for making final decisions. The CPMG Committee held six formal meetings in 2013, as well as two formal meetings during the first quarter of 2014.
Objectives of HSBC Finance Corporation's Compensation Program
A global reward strategy for the HSBC Group, as approved by REMCO, is utilized by HSBC Finance Corporation. The usage of a global reward strategy promotes a uniform compensation philosophy throughout the HSBC Group, common standards and practices throughout HSBC Group's global operations, and a particular framework for REMCO to use in carrying out its responsibilities. The reward strategy includes the following elements:

•
A focus on total compensation (fixed pay and annual discretionary variable pay) with the level of annual discretionary variable pay (namely, cash, deferred cash and the value of long-term equity incentives) differentiated by performance;

•	An assessment of reward with reference to clear and relevant objectives set within a performance scorecard framework;
Our most senior executives, including Messrs. Burke, Michael A. Reeves, Gregory T. Zeeman, Steven G. Ekert, Loren C. Klug, C. Mark Gunton and Gary E. Peterson set objectives using a performance scorecard framework. Under a performance scorecard framework, objectives are separated into financial objectives and non-financial objectives, and the weighting between the categories varies by executive. The performance scorecard also requires an assessment of the executive's adherence to the HSBC Group values and behaviors consistent with managing a sound financial institution. Specific objectives required of all Covered Employees include targets relating to Compliance, Internal Audit and general risk and internal control measures.
In performance scorecards, certain objectives have quantitative standards that may include meeting designated financial performance targets for the company or the executive's function. Qualitative objectives may include key strategic business initiatives or projects for the company or executive's function. Quantitative and qualitative objectives only provide some guidance with respect to 2013 compensation. However, in keeping with HSBC Group's reward strategy, discretion played a considerable role in establishing the annual discretionary variable pay awards for HSBC Finance Corporation's senior executives;

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

HSBC Finance Corporation

•	Delivery of a significant proportion of variable pay in deferred HSBC ordinary shares to align recipient interests to the future performance of the HSBC Group and to retain key talent; and

•
A total compensation package (fixed pay, annual discretionary variable pay, and other benefits) that is competitive in relation to comparable organizations in the market in which HSBC Finance Corporation operates.

Internal Equity
HSBC Finance Corporation's executive officer compensation is analyzed internally at the direction of HSBC's Group Managing Director of Human Resources with a view to align treatment globally and across business segments and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead, and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against the respective Comparator Groups, as detailed herein.
Link to Company Performance
HSBC Group's compensation plans are designed to motivate its executives to improve the overall performance and profitability of the HSBC Group as well as the specific region, unit or function to which they are assigned. The HSBC Group seeks to offer competitive fixed pay with a significant portion of discretionary variable pay compensation components determined by measuring overall performance of the executive, his or her respective business unit or function, legal entity and the HSBC Group overall. The discretionary annual variable pay awards are based on individual and business performance, as more fully described under Elements of Compensation - Annual Discretionary Variable Pay Awards. Common objectives for the NEOs included: managing operating expenses; execution of transformation projects, enhancement of control environment, mitigation of risk and compliance to regulatory and HSBC standards or goals established around employee value proposition or attracting, developing and retaining talent. Each NEO also had other individual objectives specific to his role.
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
As the determination of the variable pay awards relative to 2013 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2013, the final determination on 2013 total compensation was not made until February 2014. To make that evaluation, Mr. Gulliver, Ms. Dorner and Mr. Burke received reports from management concerning satisfaction of 2013 corporate, business unit or function and individual objectives.
Competitive Compensation Levels and Benchmarking
When making compensation decisions, we look at the compensation paid to similarly-situated executives in our comparator groups, a practice referred to as “benchmarking.” Benchmarking provides a point of reference for measurement, but does not replace analysis of internal pay equity and individual performance of the executive officers that HSBC also considers when making compensation decisions. We strive to maintain a compensation program that may attract and retain qualified executives, but also has levels of compensation that differ based on performance.
In 2013, REMCO retained Towers Watson to provide REMCO with market trend information for use during the annual pay review process and advise REMCO as to the competitive position of HSBC's total direct compensation levels in relation to the Comparator Groups. Towers Watson provided competitive positions on the highest level executives in HSBC, including Messrs. Burke, Zeeman, Ekert and Peterson. Comparative competitor information was provided to Mr. Gulliver to evaluate the competitiveness of proposed executive compensation.
The Comparator Groups are reviewed annually with the assistance of Towers Watson. The primary Comparator Group consists of our global peers with comparable business operations located within U.S. borders. Primary Comparator Group organizations are publicly held companies that compete with HSBC for business, customers and executive talent and are broadly similar in size and international scope. A secondary Comparator Group, consisting of the primary Comparator Group companies and a selection of U.S.-based peers, is also used. The secondary Comparator Group is used to benchmark compensation levels for certain roles that are more regionally focused. The Chief Executive Officer role was benchmarked using the secondary Comparator Group. All other NEO roles were benchmarked using the primary Comparator Group.

HSBC Finance Corporation

The primary Comparator Group for 2013 consisted of:

Bank of America	JPMorgan Chase
Barclays	Santander
BNP Paribas	Standard Chartered
Citigroup	UBS
Deutsche Bank
The secondary Comparator Group for 2013 consisted of the Global Peers listed above and the following U.S.-based peers:

Bank of New York Mellon	Regions
BB&T	State Street
Fifth Third	SunTrust
KeyCorp	TD Bank
M&T	U.S. Bank
Northern Trust	Wells Fargo
PNC
The aggregate fee paid to Towers Watson for services provided to HSBC was $537,258, of which $8,811 was apportioned to HSBC Finance Corporation for executive benchmarking. Separately, the management of HSBC North America retained Towers Watson to perform non-executive compensation consulting services. In 2013, the aggregate fee paid to Towers Watson by HSBC North America for these other services was $1,704,826.
The total compensation review for Messrs. Reeves and Klug included comparative competitor information based on broader financial services industry data and general industry data that was compiled from compensation surveys prepared by consulting firm McLagan Partners Inc. (“McLagan”). The aggregate fee paid to McLagan for executive compensation consulting services by HSBC North America was $43,174 and for non-executive consulting services was $86,117. Additionally, the HSBC Group paid $726,507 to McLagan for fees related to compensation surveys used globally.
Elements of Compensation
The primary elements of executive compensation, which are described in further detail below, are fixed pay and annual discretionary variable pay awards.
In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements of such qualified and non-qualified plans. Although perquisites are provided to certain executives, they typically are not a significant component of compensation.
Fixed Pay
Fixed pay helps us attract and retain executive talent because it provides a degree of financial certainty and is less subject to risk than most other pay elements. In establishing individual fixed pay levels, consideration is given to market pay, as well as the specific responsibilities and experience of the NEO. Fixed Pay is reviewed annually and may be adjusted based on performance and changes in the competitive market. Consideration is given to compensation paid for similar positions at Comparator Group companies, particularly at the median level. Other factors such as specific job responsibilities, length of time in current position, pay history, internal equity, and retention concerns influence the final fixed pay recommendations for individual executives. Fixed pay increases proposed by senior management are prioritized towards high performing employees. Additionally, consideration is given to maintaining an appropriate ratio between fixed pay and variable pay as components of total compensation.
Annual Discretionary Variable Pay Awards
Annual discretionary variable pay (“variable pay”) awards differ from year to year and are offered as part of the total compensation package to motivate and reward strong performance. Superior performance is encouraged by placing a part of the executive's total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, cash awards may be reduced

HSBC Finance Corporation

or not paid at all. Variable pay awards may be granted as cash, deferred cash, and long-term equity incentive awards. Employees will become fully entitled to deferred cash over a three to five year vesting period.
Long-term equity incentive awards may be made in the form of stock options, restricted shares, and restricted share units (“RSUs”). The purpose of equity-based compensation is to help us attract and retain outstanding employees and to promote success of HSBC Finance Corporation's business over a period of time by aligning the financial interests of these employees with those of HSBC's shareholders.
Historically, (prior to the merger into the HSBC Group in 2003), Household equity awards were primarily made in the form of stock options and restricted stock rights. The stock options typically vested in three, four or five equal installments, subject to continued employment and expire ten years from the grant date. No stock options have been granted to executive officers after 2004.
In 2005, the HSBC Group shifted its equity-based compensation awards to restricted shares with a time vesting condition, in lieu of stock options. Starting in 2009, RSUs have been awarded as the long-term equity incentive component of variable discretionary pay. The restricted shares and RSUs granted consist of a number of shares to which the employee will become fully entitled, generally over a three year vesting period. The restricted shares and RSUs granted by HSBC also carry rights to dividends or dividend equivalents which are paid or accrue on all underlying share or share unit awards at the same rate paid to ordinary shareholders. Following shareholder approval of the HSBC Share Plan 2011, HSBC introduced a new form of long-term equity incentive awards for senior executives under the Group Performance Share Plan (“GPSP”). Grants under the GPSP aim to achieve alignment between the interests of participants and the interests of shareholders and to encourage participants to deliver sustainable long-term business performance. Grants under the GPSP are approved by REMCO, by considering performance delivered prior to the date of grant against a pre-determined scorecard. Performance measures on the scorecard are reviewed annually and for 2013 composed of 60 percent financial measures, such as return on equity, capital efficiency ratio, capital strength and dividends, and 40 percent non-financial measures, including strategy execution, brand equity, compliance, reputation and people. Grants under the GPSP comprise a number of shares to which the employee will become fully entitled, over a five year vesting period, subject to continued employment with the HSBC Group. Shares which are released upon vesting of an award must be retained until the employee retires from or terminates employment with the HSBC Group.
REMCO considers and decides the grant of long term equity awards and considers individual executive performance and goal achievement as well as the total compensation package when determining the award allocation. While share dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits, more fully described in the various HSBC Share Plans, were established by vote of HSBC's shareholders.
Perquisites
Our philosophy is to provide perquisites that are intended to help executives be more productive and efficient or to protect us and our executives from certain business risks and potential threats. Our review of competitive market data indicates that the perquisites provided to executives are reasonable and within market practice. Perquisites are generally not a significant component of compensation, except as described below.
Mr. Gunton participated in general benefits available to executives of HSBC Finance Corporation and certain additional benefits and perquisites available to executives on international assignments. Compensation packages for international assignees are modeled to be competitive globally and within the country of assignment and attractive to the executive in relation to the significant commitment that must be made in connection with a global posting. The additional benefits and perquisites may be significant when compared with other compensation received by other executive officers of HSBC Finance Corporation and can consist of housing expenses, children's education costs, car allowances, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-situated international assignees subject to appointment to HSBC Group locations globally and are deemed appropriate by the HSBC Group senior management. Perquisites are further described in the Summary Compensation Table.
Retirement Benefits
HSBC North America offered a qualified defined benefit pension plan under which HSBC Finance Corporation executives could participate and receive a benefit equal to that provided to all eligible employees of HSBC Finance Corporation with similar dates of hire. Effective January 1, 2013, this pension plan was frozen such that future contributions ceased under the Cash Balance formula, the plan closed to new participants and employees no longer accrue any future benefits. HSBC North America also maintains a qualified defined contribution plan with a 401(k) feature and company matching contributions. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. HSBC Finance Corporation does not pay any

HSBC Finance Corporation

above-market or preferential interest in connection with deferred amounts. As an international assignee, Mr. Gunton, was accruing pension benefits under foreign-based defined benefit plans, through May 31, 2013 as his last day of service. Additional information concerning these plans is contained in the Pension Benefits Table.
Performance Year 2013 Compensation Actions
HSBC and HSBC Finance Corporation aim to have a reward policy that adheres to the governance initiatives of all relevant regulatory bodies and appropriately considers the risks associated with elements of total compensation.
Levels of fixed pay were reviewed and management determined that, in one instance, the market did warrant adjustments to the fixed pay of the NEO. Effective March 3, 2014, Mr. Zeeman received a fixed pay increase from $425,000 to $437,750.
On an IFRSs continuing operations basis, profit before taxes improved in 2013, reflecting significantly lower loan impairment charges, higher other operating income and lower operating expenses, partially offset by lower net interest income. Loan impairment charges decreased significantly due to significant improvements in market value adjustments on loan collateral driven by improvements in home prices as well as lower loan balances outstanding as the portfolio continues to liquidate and lower delinquency levels. While this performance reflects improvements in economic conditions, it also shows commitment towards the defined strategy to sell the portions of the portfolio when conditions are favorable and to collect out the remaining balances. We believe our strategic objectives and the direction of our executive officers will support and protect HSBC's interests. Variable pay awards for HSBC Finance Corporation were approved to be awarded to the NEOs who were employed as of December 31, 2013. Messrs. Gunton and Peterson were not employed with HSBC as of the end of fiscal year, thus they are not receiving variable pay for performance year 2013.
Variable pay awarded to most employees in respect of 2013 performance is subject to deferral requirements under the HSBC Group Minimum Deferral Policy, which requires 10% to 50% of variable pay be awarded in the form of RSUs for HSBC ordinary shares that are subject to a three year vesting period. The deferral percentage increases in a graduated manner in relation to the amount of total variable pay awarded.
Messrs. Burke and Ekert, however, are subject to a different set of deferral requirements because they are designated as Code Staff (“Code Staff”), as defined by the United Kingdom's Prudential Regulation Authority (“PRA”) Remuneration Code (“the Code”). HSBC Finance Corporation, as a subsidiary of HSBC, must have remuneration practices for executive officers that comply with the Code, which requires firms to identify Code Staff employees. Code Staff are defined as all employees that have a material impact on the firm's risk profile, including individuals who perform significant influence functions for a firm, executives, senior managers, and risk takers, as defined by the Code. Certain employees whose remuneration level is commensurate with Code Staff employees are also subject to the Code Staff deferral requirements.
Variable pay awarded to Code Staff in respect of 2013 performance is subject to different deferral rates than other employees under the HSBC Group Minimum Deferral Policy. Variable pay awards in excess of $750,000 are subject to a 60% deferral rate, and variable pay awards below $750,000 are subject to 40% deferral rate. In cases where the total compensation for Code Staff is equal to or less than $750,000, and variable pay is less than 33% of the total compensation, the HSBC Group Minimum Deferral Policy applies. Deferral rates are applied to the total variable pay award (excluding the GPSP award amounts, if any, which are fully deferred). The deferral amounts are split equally between deferred cash and deferred RSUs. Thirty-three percent (33%) of the deferred cash and deferred RSUs vest on each of the first and second anniversaries of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. RSUs are subject to an additional six-month retention period upon becoming vested, with provision made for the release of shares as required to meet associated income tax obligations. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC shares over the period. Amounts not deferred are also split equally between non-deferred cash and non-deferred share awards. Non-deferred share awards granted are immediately vested, yet subject to a six-month retention period with a provision made for the release of shares as required to meet associated tax obligations. Non-deferred cash awarded for 2013 performance will be paid on March 21, 2014. Deferred cash, deferred RSUs, and non-deferred shares will be granted on March 10, 2014.
The proportions of the total variable pay award split between GPSP, deferred cash, deferred share award, non-deferred cash and non-deferred share award are shown below for Messrs. Burke and Ekert.

•
Mr. Burke's variable pay award for performance 2013 is $1,800,000. He received GPSP award of $450,000. The deferred portion of his variable pay consists of $405,000 in deferred cash and $405,000 in deferred RSUs. Mr. Burke's remaining variable pay award is delivered in equal parts non-deferred cash ($270,000) and immediately-vested shares ($270,000).

•
Mr. Ekert's variable pay award for performance year 2013 is $1,450,000. He did not receive a GPSP award. The deferred portion of his variable pay award consists of $435,000 in deferred cash and $435,000 in deferred RSUs. Mr. Ekert's

HSBC Finance Corporation

remaining variable pay awards is delivered in equal parts non-deferred cash ($290,000) and immediately-vested shares ($290,000).
Messrs. Reeves, Zeeman and Klug are not recognized as Code Staff employees and are not subject to the deferral rates applicable only to Code Staff. Under the HSBC Group Minimum Deferral Policy applicable to those not recognized as Code Staff, Messrs. Zeeman and Klug each will receive 35% of their total variable pay award for performance in 2013 in RSUs. Mr. Reeves will receive 20% of his total variable pay award for performance in 2013 in RSUs. Messrs. Reeves, Zeeman and Klug did not receive GPSP awards.
The following table summarizes the compensation decisions made with respect to the NEOs for the 2012 and 2013 performance years. The table below differs from the Summary Compensation Table because we determine equity award amounts after the performance year concludes, while SEC rules require that the Summary Compensation Table include equity compensation in the year granted. Also, the Summary Compensation Table includes changes in pension value and non-qualified deferred compensation earnings and other elements of compensation as part of total compensation and those amounts are not shown in the table below.

	Fixed Pay		Annual Discretionary Variable Cash(1)		Long-term Equity Incentive Award(2)		Total Compensation		Year over Year % Change
	2012	2013	2012	2013	2012	2013	2012	2013
Patrick J. Burke Chairman and Chief Executive Officer	$700,000	$700,000	$638,294	$675,000	$918,294	$1,125,000	$2,256,588	$2,500,000	11%
Michael A. Reeves(3) Executive Vice President, Chief Financial Officer	$342,694	$360,750	$200,880	$208,000	$50,220	$52,000	$593,794	$620,750	5%
Gregory T. Zeeman(4)(5) Senior Executive Vice President and Chief Operating Officer	N/A	$425,000	N/A	$438,750	N/A	$236,250	N/A	$1,100,000	_
Steven G. Ekert (6)(7) Senior Executive Vice President, Chief Risk Officer	N/A	$363,846	N/A	$725,000	N/A	$725,000	N/A	$1,813,846	_
Loren C. Klug (8) Executive Vice President, Head of Strategy and Planning and Chief of Staff to the CEO	N/A	$351,912	N/A	$487,500	N/A	$262,500	N/A	$1,101,912	_
C. Mark Gunton(9) Senior Executive Vice President, Chief Risk Officer (former)	$513,843	$240,811	$362,700	$—	$195,300	$—	$1,071,843	$240,811	(78)%
Gary E. Peterson(10)(11) Head of Regulatory Compliance & Financial Crimes Compliance (former)	$595,192	$590,000	$392,925	$—	$211,575	$—	$1,199,692	$590,000	(51)%

(1)	Annual Discretionary Variable Cash amount pertains to the performance year indicated and is paid in the first quarter of the subsequent calendar year. Amounts include cash and deferred cash.

(2)
Long-term Equity Incentive Award amount pertains to the performance year indicated and is typically awarded in the first quarter of the subsequent calendar year. For example, the Long-term Equity Incentive Award indicated above for 2013 is earned in performance year 2013 but will be granted in March 2014. However, as required in the Summary Compensation Table, the grant date fair market value of equity granted in March 2013 is disclosed for the 2013 fiscal year under the column of Stock Awards in that table. The grant date fair value of equity granted in March 2014 will be disclosed for the under the column of Stock Awards in the Summary Compensation Table reported for the 2014 fiscal year. Amounts include immediately-vested shares, deferred RSUs and GPSP awards.

(3)	Mr. Reeves received one additional share award on October 31, 2013, with a grant date value of $500,000, as reported in the Grants of Plan-Based Awards Table.

(4)
In his role as Senior Executive Vice President and Chief Operating Officer, HSBC North America, Mr. Zeeman had oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2013 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Zeeman for his role as Senior Executive Vice President and Chief Operating Officer for all three companies. Mr. Zeeman is also disclosed as an NEO in the HSBC USA Form 10-K for the year ended December 31, 2013.

(5)	Mr. Zeeman received one additional share award April 30, 2013, with a grant date value of $750,000, as reported in the Grants of Plan-Based Awards Table.

(6)
In his role as Senior Executive Vice President, Chief Risk Officer, HSBC North America, Mr. Ekert has risk oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2013 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Ekert for his role as Senior Executive Vice President, Chief Risk Officer for all three companies. Mr. Ekert is also disclosed as an NEO in the HSBC USA Form 10-K for the year ended December 31, 2013.

(7)	Mr. Ekert received two additional share awards May 31, 2013, with grant date values of $450,000 and $784,900, as reported in the Grants of Plan-Based Awards Table.

HSBC Finance Corporation

(8)
In his role as Executive Vice President, Strategy and Planning and and Chief of Staff to the CEO, HSBC North America, Mr. Klug has oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2013 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Klug for his role as Executive Vice President, Strategy and Planning and Chief of Staff to the CEO, for all three companies.

(9)
In his role as Senior Executive Vice President, Chief Risk Officer, HSBC North America, Mr. Gunton had risk oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2013 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Gunton for his role as Senior Executive Vice President,Chief Risk Officer for all three companies. Mr. Gunton is also disclosed as an NEO in the HSBC USA Form 10-K for the year ended December 31, 2013. Mr. Gunton's employment with the company terminated June 1, 2013.

(10)
In his role as Head of Regulatory Compliance and Financial Crimes Compliance, HSBC North America, Mr. Peterson had compliance oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2013 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Peterson for his role as Head of Regulatory Compliance and Financial Crimes Compliance for all three companies. Mr. Peterson's employment with the company terminated November 19, 2013.

(11)	Share award granted to Mr. Peterson in respect to performance year 2012 lapsed following termination of employment.
Compensation-Related Policies
Ex-Ante Adjustments to Variable Pay Award Recommendations
REMCO has the responsibility, power, authority and discretion to review and approve performance-based remuneration by reference to corporate goals and objectives. Further, REMCO may seek advice from the Group Risk Committee, as appropriate, on whether any adjustments for risk need to be applied when considering performance objectives or actual performance. Adjustments made to performance-based remuneration in advance of said remuneration actually being paid are commonly referred to as ex-ante adjustments. Additionally, the HNAH Nominating and Governance Committee includes among its duties making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees.
Reduction or Cancellation of Deferred Cash and Long-Term Equity Incentive Awards, including "Malus"
REMCO has the discretion to reduce or cancel all unvested awards under HSBC share plans after January 1, 2010, including RSUs, deferred cash, and any accrued dividends on unvested awards. Circumstances that may prompt such action by REMCO include, but are not limited to: participant conduct considered to be detrimental or bringing the business into disrepute; evidence that past performance was materially worse than originally understood; prior financial statements are materially restated, corrected or amended; and evidence that the employee or the employee's business unit engaged in improper or inadequate risk analysis or failed to raise related concerns.
REMCO will assess the seriousness of the circumstances to determine the award reduction, up to a cancellation of the award. Factors considered in the assessment can include the degree of individual responsibility and the proximity of individuals to the event leading to a malus action; the magnitude or the financial impact of the event; the extent of the internal mechanisms failed; circumstances pointing to control weaknesses or poor performance; and whether the financial impact of the circumstances can be adequately covered by adjustments to the variable pay awards in the year in which the circumstance is discovered. The awards that may be reduced are not limited to unvested awards granted in the year in which the malus event occurred, and all unvested awards are available for application of malus treatment.
Similarly, the HNAH Nominating and Governance Committee includes among its duties making recommendations for reducing or canceling discretionary variable pay compensation previously awarded for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees.
Additionally, all employees with unvested share awards or awards subject to a retention period will be required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.
Severance Protection and Employment Contracts
The HSBC-North America (U.S.) Severance Pay Plan and the HSBC-North America (U.S.) Supplemental Severance Pay Plan provide any eligible employees with severance pay for a specified period of time in the event that his or her employment is involuntarily terminated for certain reasons, including displacement or lack of work or rearrangement of work. Regular U.S. full-time or part-time employees who are scheduled to work 20 or more hours per week are eligible. Employees are required to sign an employment release as a condition for receiving severance benefits. Benefit amounts differ according to position. However, the benefit is limited for all employees to a 52-week maximum.
Other than with respect to Mr. Burke, there are no employment agreements between HSBC Finance Corporation and the NEOs. HSBC Finance Corporation entered into a service agreement with Mr. Burke in July 2013. This agreement replaced the employment protection agreement previously in effect between Mr. Burke and HSBC Finance Corporation. In exchange for entering into the service agreement, Mr. Burke received an award of restricted share units. This award is conditional and will vest October 1, 2014,

HSBC Finance Corporation

if: 1) conduct of Mr. Burke is aligned with HSBC Values until vesting date or cessation of employment if earlier; 2) Mr. Burke has achieved his business objectives until vesting date or cessation of employment if earlier; 3) the CML transaction has closed to the satisfaction of the CEO of HSBC Bank Inc., and 4) Mr. Burke has experienced an involuntary job loss as a result of no alternative new role being found which is commensurate with his current Global Career Band and is in both parties reasonable opinion appropriate in all the circumstances. Should Mr. Burke remain employed, his award will lapse on the day prior to the vesting date even though the other performance conditions may have been met. Vesting will not be pro-rated if Mr. Burke leaves HSBC or closure occurs prior to October 1, 2014. Subsequently, Mr. Burke was granted a second award of restricted share units under similar terms and conditions, which will only be effective if the award scheduled to vest on October 1, 2014, lapses. The second award, if effective, is subject to the same performance conditions and will vest on April 1, 2016.
The service agreement sets forth several obligations for HSBC Finance Corporation upon termination. If Mr. Burke's termination is due to death, disability or retirement, we will pay all Accrued Obligations (i.e. base salary through the date of termination, and any vacation pay, expense reimbursements, and other cash entitlements), Variable Pay (if any) awarded on a pro-rata basis to the date of termination, and any deferred Variable Pay shall vest in accordance with the established vesting schedule. In the event of death or disability, the award of restricted share units referenced above will be afforded good leaver treatment (i.e. immediate vest in the case of death, continued vesting in the case of disability). In the event of retirement, good leaver treatment will be disapplied. If Mr. Burke's termination is due to discharge for cause or resignation, we will pay all Accrued Obligations. If Mr. Burke's termination is otherwise regarded as a Qualifying Termination (i.e. termination by reason other than for Cause, Death or Disability), we will pay all Accrued Obligations, Severance Pay under the HSBC - North America (U.S.) Severance Pay Plan, Variable Pay (if any), and any otherwise not fully vested equity awards will vest. The variable pay (if any) would be awarded on a pro-rata basis to the date of termination and to vest in accordance with the established vesting schedule. While the agreement is in effect and during the six-month period following termination Mr. Burke may not become associated with the Comparator Groups, whether as a principal, partner, employee, consultant or shareholder (other than as a holder of 1% or less of the outstanding voting shares of any publicly traded company in the Comparator Groups) without our written consent, such consent not to be unreasonably withheld if Mr. Burke will be working for a member of the Comparator Groups in a role or business that does not directly or indirectly compete with us.
Certain payments under the service agreement between Mr. Burke and HSBC Finance Corporation may be nonqualified deferred compensation subject to the Internal Revenue Code Section 409A and the related regulations ("Section 409A"). HSBC believes that all nonqualified deferred compensation payable under the terms of the service agreement will be paid in compliance with Section 409A, including, but not limited to, the requirement that payments made to a specified employee on account of voluntary separation from service be delayed until at least six months after separation from service. This agreement will be interpreted and administered so as to avoid insofar as possible the imposition of excise taxes and other penalties under Section 409A.
Repricing of Stock Options and Timing of Option Grants
HSBC Finance Corporation does not, and our parent, HSBC, does not, reprice stock option grants. In addition, neither HSBC Finance Corporation, nor HSBC has ever engaged in the practice known as “back-dating” of stock option grants, nor have we attempted to time the granting of historical stock options in order to gain a lower exercise price. For HSBC equity option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.
HSBC also offers to all employees a stock purchase plan under its Sharesave Plan in which an employee who commits to contributing up to 250 GBP each month for one, three or five years is awarded options to acquire HSBC ordinary shares. At the end of the term, the employee may opt to use the accumulated amount, plus interest, if any, to purchase shares under the option. The exercise price for each option is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term). The Sharesave Plan was discontinued in 2013. Option contracts awarded in previous years remain outstanding and will be administered in accordance with Plan provisions.
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
Compensation Committee Interlocks and Insider Participation
As described in the 2013 CD&A, HSBC Finance Corporation is subject to the remuneration policy established by REMCO and the delegations of authority with respect to executive officer compensation described above under “Oversight of Compensation Decisions.”

HSBC Finance Corporation

Compensation Committee Report
HSBC Finance Corporation does not have a Compensation Committee. While the HSBC North America Board of Directors and HSBC Finance Corporation Board of Directors were presented with information on proposed compensation for performance in 2013, the final decisions regarding remuneration policies and executive officer awards were made by REMCO or by Mr. Gulliver, Ms. Dorner or Mr. Burke, as well as the relevant heads of global business segments or global staff functions, where REMCO has delegated final decisions. We, the members of the Board of Directors of HSBC Finance Corporation, have reviewed the 2013 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2013 CD&A and believes it accurately reflects the policies and practices applicable to HSBC Finance Corporation executive compensation in 2013. HSBC Finance Corporation senior management has advised us that they believe the 2013 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2013 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.
Board of Directors of HSBC Finance Corporation
Phillip D. Ameen
Patrick J. Burke
Robert K. Herdman
George A. Lorch
Beatriz R. Perez
Larree M. Renda
Thomas K. Whitford
Executive Compensation
The following tables and narrative text discuss the compensation awarded to, earned by or paid as of December 31, 2013 to (i) Mr. Patrick J. Burke who served as HSBC Finance Corporation's Chief Executive Officer, (ii) Mr. Michael A. Reeves, who served as HSBC Finance Corporation's Chief Financial Officer, (iii) the next three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving as executive officers as of December 31, 2013 and (iv) two additional executives (Messrs. Gunton and Peterson) who would have been among the top three highest paid but for the fact that they were not employed as of December 31, 2013.

HSBC Finance Corporation

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings(3)	All Other Compensation(4)	Total
Patrick J. Burke	2013	$700,000	$675,000	$3,518,294	$—	$—	$—	$15,384	$4,908,678
Chairman and Chief Executive Officer	2012	$700,000	$638,294	$1,175,000	$—	$—	$877,143	$83,597	$3,474,034
	2011	$688,885	$825,000	$825,000	$—	$—	$1,881,648	$103,220	$4,323,753
Michael A. Reeves	2013	$360,750	$208,000	$550,220	$—	$—	$—	$15,300	$1,134,270
Executive Vice President, Chief Financial Officer	2012	$342,694	$200,880	$310,000	$—	$—	$279,899	$15,000	$1,148,473
	2011	$330,008	$240,000	$66,000	$—	$—	$219,106	$15,462	$870,576
Gregory T. Zeeman(5)(6)	2013	$425,000	$438,750	$929,025	$—	$—	$—	$222,863	$2,015,638
Senior Executive Vice President and Chief Operating Officer
Steven G. Ekert(5)(6)	2013	$363,846	$725,000	$1,234,900	$—	$—	$—	$15,300	$2,339,046
Senior Executive Vice President, Chief Risk Officer
Loren C. Klug(5)(6)	2013	$351,912	$487,500	$227,850	$—	$—	$—	$15,300	$1,082,562
Executive Vice President, Strategy and Planning and Chief of Staff to the CEO
C. Mark Gunton(5)	2013	$240,811	$—	$195,300	$—	$—	$—	$2,032,330	$2,468,441
Senior Executive Vice President, Chief Risk Officer (former)	2012	$513,843	$362,700	$240,450	$—	$—	$860,445	$813,436	$2,790,874
	2011	$523,144	$446,550	$227,500	—	—	$268,826	$540,587	$2,006,607
Gary E. Peterson(5)(6)	2013	$590,000	$—	$211,575	$—	$—	$—	$324,915	$1,126,490
Head of Regulatory Compliance and Financial Crimes Compliance (former)	2012	$595,192	$392,925	$120,000	$—	$—	$8,161	$288,269	$1,404,547

(1)
The amounts disclosed in 2013 are related to 2013 performance but paid in 2014. In the case of Messrs. Burke and Ekert amount includes portion granted in the form of deferred cash as disclosed under Performance Year 2013 Compensation Actions. Messrs. Burke and Ekert will become fully entitled to the deferred cash over a three year vesting period, and during the period, the deferred cash will be credited with a notional rate of return equal to the annual dividend yield of HSBC ordinary shares over the period.

(2)
Reflects the aggregate grant date fair value of awards granted during the year. Aggregate grant date fair value is determined by multiplying the number of shares awarded by the prior day closing price for HSBC ordinary shares and the applicable foreign exchange rate. The grants are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table. Dividend equivalents, in the form of cash and additional shares, are paid on all underlying shares and restricted share units at the same rate as dividends paid on shares of HSBC.

(3)
The HSBC - North America (U.S.) Pension Plan (“Pension Plan”), the HSBC - North America Non-Qualified Deferred Compensation Plan (“NQDCP”), the Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) and the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”) are described under Savings and Pension Plans. Increase/(decrease) in values by plan for each participant are: Mr. Burke - ($140,735) (Pension Plan), ($470,095) (SRIP); Mr. Reeves - ($90,187) (Pension Plan), ($68,592) (SRIP) $56,625 (NQDCP); Mr. Zeeman ($70,168) (Pension Plan), ($78,920) (SRIP); Mr. Klug - ($153,083) (Pension Plan), ($212,158) (SRIP), $34,807 (NQDCP); Mr. Gunton - ($51,976) (ISRBS); Mr. Peterson - ($1,249) (Pension Plan). Mr. Ekert does not participate in defined benefit pension plan..

(4)
Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each Named Executive Officer, such as car and driver services, expatriate benefits and housing allowance to the extent such perquisites and other personal benefits exceeded $10,000 in 2013. The value of perquisites provided to Messrs. Burke, Reeves, Klug and Ekert did not exceed $10,000. The following itemizes perquisites and other benefits for each named executive officer who received perquisites and other benefits in excess of $10,000: Executive Travel Allowances for Mr. Gunton in amount of $129,152; Housing Allowance for Mr. Peterson was $309,615; Housing Furniture and Utilities Allowance for Mr. Gunton in amount of $51,749; Residential Lease Payments on behalf of Mr. Zeeman totaling $120,000; Tax Gross Up on Mr. Zeeman's residential lease payments in amount of $75,718; Tax Equalization resulted in net payments to Messrs. Zeeman and Gunton of $2,743 and $636,439 respectively; Mortgage Subsidies for Mr. Gunton in amount of $5,659; Children's Education Allowance for Mr. Gunton in amount of $51,518; Special Termination Agreement Payment for Mr. Gunton in amount of $1,138,149; Car and Driver Services for Messrs. Zeeman and Gunton in amount of $729 and $312 respectively.

All Other Compensation also includes HSBC Finance Corporation's contribution for the named executive officer's participation in the HSBC - North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2013, as follows: Messrs. Burke, Reeves, Zeeman, Klug, Ekert and Peterson each had a contribution of $15,300. Mr. Gunton had a company contribution in the HSBC International Retirement Benefit Plan (“IRBP”) for International Managers in amount of $19,352. The value of Mr. Gunton's company contribution in the IRBP was calculated using an exchange rate from GBP to U.S. dollars of 1.6531. TRIP and IRBP are described under Savings and Pension Plans - Deferred Compensation Plans.

HSBC Finance Corporation

(5)
Amounts shown for Messrs. Zeeman, Klug, Ekert, Gunton and Peterson represent the compensation earned in connection with their respective service to HSBC North America, HSBC Finance Corporation, and for HSBC USA. Messrs. Zeeman, Ekert and Gunton are also disclosed as Named Executive Officers in the HSBC USA Form 10-K for the year ended 2013.

(6)
This table only reflects those officers who were Named Executive Officers for the particular referenced years above. Accordingly, Mr. Peterson was not a Named Executive Officer in 2011, so the table only reflects his compensation in fiscal years 2012 and 2013. Similarly, Messrs. Zeeman, Ekert and Klug were not Named Executive Officers in 2011 or 2012, so the table only reflects their compensation in fiscal year 2013.

Grants of Plan-Based Awards Table

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
	Grant		Thres-hold	Target	Maxi-mum	Thres-hold	Target	Maxi-mum
Name	Date		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Patrick J. Burke	3/11/2013	(1)							34,529			$382,976
Chairman and Chief Executive Officer	3/11/2013	(2)							23,020			$255,318
	3/11/2013	(3)							25,245			$280,000
	3/11/2013	(4)		$382,976
	3/11/2013	(5)							117,210			$1,300,000
	6/28/2013	(5)							125,227			$1,300,000
Michael A. Reeves	3/11/2013	(6)							4,527			$50,220
Executive Vice President, Chief Financial Officer	10/31/2013	(7)							45,504			$500,000
Gregory T. Zeeman	3/11/2013	(6)							16,141			$179,025
Senior Executive Officer and Chief Operating Officer	4/30/2013	(8)							68,797			$750,000
Steven G. Ekert	5/31/2013	(9)							40,187			$450,000
Senior Executive Vice President, Chief Risk Officer	5/31/2013	(10)							70,096			$784,900
Loren C. Klug	3/11/2013	(6)							20,543			$227,850
Executive Vice President, Strategy and Planning and Chief of Staff to the CEO
C. Mark Gunton	3/11/2013	(6)							17,608			$195,300
Senior Executive Vice President, Chief Risk Officer (former)
Gary E. Peterson	3/11/2013	(6)							19,076			$211,575
Head of Regulatory Compliance and Financial Crimes Compliance (former)

(1)
Reflects grant of RSUs, which vest one-hundred percent (100%) on the fifth anniversary of grant date. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 11, 2013 of GBP 7.37 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5049.

(2)
Reflects grant of immediately-vested shares, yet subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 11, 2013 of GBP 7.37 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5049.

(3)
Reflects grant of GPSP award, which vests one-hundred percent (100%) on March 11, 2018. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 11, 2013 of GBP 7.37 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5049.

(4)
Reflects grant of deferred cash, which vests one-hundred percent (100%) on March 11, 2018. At the end of the vesting period, deferred cash is credited with a notional rate of return equal to the annual dividend yield of HSBC ordinary shares over the period.

(5)
Reflects one time grants of performance-based restricted share units ("PRSUs"). The award granted in March 2013 ("March Award") which vest one-hundred percent (100%) on October 1, 2014, subject to satisfaction of corresponding performance conditions. The award granted in June 2013 ("June Award"),will

HSBC Finance Corporation

vest one-hundred percent (100%) on April 1, 2016 subject to the satisfaction of corresponding performance conditions. The performance conditions for the two awards are interdependent in that if the March Award vests, the June Award will lapse immediately. Similarly, the June Award will only vest if the March Award has lapsed. It is also possible that neither award will vest if the corresponding performance conditions are not satisfied as of the vesting date. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on grant date: GBP 7.37 for March Award, GBP 6.83 for June Award, and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5049 for March Award and 1.5206 for June Award.

(6)
Reflects grant of RSUs, which vest thirty-three percent (33%) on the first and second anniversaries of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 11, 2013 of GBP 7.37 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5049.

(7)
Reflects one time grant of performance-based RSUs, which vest one-hundred percent (100%) on December 31, 2016. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on October 31, 2013 of GBP 6.84 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.6076. The award is subject to the satisfaction of certain performance conditions. Mr. Reeves is required to maintain a performance rating of strong or higher throughout the duration of the performance period along with behaviors aligned to the HSBC Group values.

(8)
Reflects one time grant of performance-based RSUs, which vest one-hundred percent (100%) on April 30, 2016. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on April 30, 2013 of GBP 7.04 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5494. The award is subject to the satisfaction of certain performance conditions. Mr. Zeeman is required to maintain a performance rating of strong or higher throughout the duration of the performance period along with behaviors aligned to the HSBC Group values.

(9)
Reflects grant of RSUs, which vest thirty-three percent (33%) on April 30, 2014 and April 30, 2015 and thirty-four percent (34%) will vest on April 29, 2016. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on May 31, 2013 of GBP 7.36 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5216. Represents a new hire award to Mr. Ekert for the purpose of retaining his services and providing an appropriate level of realized pay during the vesting period.

(10)
Reflects grant of RSUs, which vest thirty-seven percent (37%) on March 31, 2014, twenty-nine percent (29%) on March 31, 2015, twenty-three percent (23%) on March 31, 2016 and eleven percent (11%) on March 31, 2017. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on May 31, 2013 of GBP 7.36 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5216. Mr. Ekert received this award to replace deferred compensation which was forfeited with his previous employer when he joined the HSBC Group.

HSBC Finance Corporation

Outstanding Equity Awards At Fiscal Year-End Table

				Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Patrick J. Burke	68,852	(2)			GBP 7.2181	4/30/2014	27,502	(3)	$301,151
Chairman and Chief Executive Officer							8,618	(4)	$94,368
							43,453	(5)	$475,816
							41,175	(6)	$450,872
							26,383	(7)	$288,897
							36,086	(8)	$395,147
							122,497	(9)	$1,341,359
							127,556	(10)	$1,396,755
Michael A. Reeves							2,421	(3)	$26,510
Executive Vice President, Chief Financial Officer							4,990	(6)	$54,641
							20,796	(6)	$227,719
							4,731	(11)	$51,805
							45,504	(12)	$498,275
Gregory T. Zeeman							5,534	(3)	$60,598
Senior Executive Vice President and Chief Operating Officer							12,028	(6)	$131,708
							16,869	(11)	$184,718
							70,705	(13)	$774,229
Steven G. Ekert							71,399	(14)	$781,829
Senior Executive Vice President, Chief Risk Officer							40,934	(15)	$448,233

Loren C. Klug							1,685	(3)	$18,451
Executive Vice President, Strategy and Planning and Chief of Staff to the CEO							25,952	(6)	$284,178
							21,469	(11)	$235,088
C. Mark Gunton							8,341	(3)	$91,335
Senior Executive Vice President, Chief Risk Officer (former)							20,002	(6)	$219,025
							18,402	(11)	$201,504
Gary E. Peterson
Head of Regulatory Compliance and Financial Crimes Compliance (former)							—	(16)	$—

(1)	The HSBC ordinary shares market value of the shares on December 31, 2013 was GBP 6.624 and the exchange rate from GBP to U.S. dollars was 1.6531.

(2)
Reflects fully vested options adjusted for the HSBC ordinary share rights issue completed in April 2009. During the rights issue, HSBC raised capital by offering the opportunity to purchase new shares at a fixed price to all qualifying shareholders on the basis of five new shares for every twelve existing shares. The number of unvested restricted shares and restricted share units held by employees was automatically increased, without any action required on the part of employees, in an effort to not disadvantage employees by the rights issue. Similarly, the number of unexercised stock options held by employees was

HSBC Finance Corporation

automatically increased and a corresponding decrease was made in the option exercise price, without any action required on the part of employees and such that the employee will pay the same total amount to exercise the adjusted stock option award as before the rights issue. The adjustments to stock options, restricted shares and restricted share units were made based on a formula that HSBC's auditors, KPMG, confirmed was fair and reasonable.

(3)	Thirty-three percent (33%) of this award vested on March 15, 2012, thirty-three percent (33%) vested on March 15, 2013, and thirty-four percent (34%) will vest on March 17, 2014.

(4)	This award will vest in full on March 15, 2016.

(5)	This award will vest in full on March 13, 2017.

(6)	Thirty-three percent (33%) of this award vested on March 12, 2013, thirty-three percent (33%) will vest on March 12, 2014, and thirty-four percent (34%) will vest on March 12, 2015.

(7)	This award will vest in full on March 12, 2018.

(8)
This award will vest in full on March 11, 2018, if related performance conditions have been satisfied. In 2012, HSBC North America, HSBC Bank USA and HSBC entered into a deferred prosecution with the United States Department of Justice in connection with failure to have effective anti-money laundering controls in place. Related to this agreement, executives holding the title of Group General Manager or higher in 2012 have their deferred cash and deferred RSUs granted for performance in 2012 vest five years after the grant date.

(9)
This award will vest on October 1, 2014, subject to the satisfaction of a condition linked to performance (the "Performance Condition"). The Performance Condition requires the attainment of individual performance targets.

(10)	This award will vest in full on April 1, 2016 if the related performance conditions have been satisfied and if the award in footnote nine (9) has lapsed.

(11)	Thirty-three percent (33%) of this award will vest on March 11, 2014, thirty-three percent (33%) will vest on March 11, 2015, and thirty-four percent (34%) will vest on March 11, 2016.

(12)
This award of restricted share units is eligible to vest on December 31, 2016, subject to the satisfaction of a condition linked to performance (the Performance Condition"). The Performance Condition requires the attainment of individual performance targets.

(13)
This award of restricted share units is eligible to vest April 30, 2016, subject to the satisfaction of a condition linked to performance (the "Performance Condition"). The Performance Condition requires the attainment of individual performance targets.

(14)	This award will vest thirty-seven percent (37%) on March 31, 2014, twenty-nine percent (29%) on March 31, 2015, twenty-three percent (23%) on March 31, 2016 and eleven percent (11%) on March 31, 2017.

(15)	This award will vest thirty-three percent (33%) on April 30, 2014 and April 30, 2015 and thirty-four percent (34%) will vest on April 29, 2016.

(16)	All unvested share awards lapsed following Mr. Peterson's termination of employment (November 19, 2013).

HSBC Finance Corporation

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (#)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Patrick J. Burke			82,880	(2)	$907,859
Chairman and Chief Executive Officer
Michael A. Reeves			17,204	(3)	$188,730
Executive Vice President, Chief Financial Officer
Gregory T. Zeeman			83,291	(4)	$931,942
Senor Executive Vice President and Chief Operating Officer
Steven G. Ekert			-	(5)	$—
Senior Executive Vice President, Chief Risk Officer
Loren C. Klug			15,123	(6)	$166,492
Executive Vice President, Strategy and Planning and Chief of Staff to the CEO
C. Mark Gunton			28,360	(7)	$307,654
Senior Executive Vice President, Chief Risk Officer (former)
Gary E. Peterson			4,704	(8)	$52,013
Head of Regulatory Compliance and Financial Crimes Compliance (former)

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise / release and the exchange rate from GBP to USD on the date of settlement.

(2)
Includes the release of 23,020 shares granted on March 11, 2013, partial release of 56,199 shares granted on March 12, 2012, and partial release of 71,913 shares granted on March 15, 2011, and partial release of 37,321 shares granted on March 1, 2010.

(3)	Includes partial release of 7,223 shares granted on March 1, 2010, partial release of 6,328 shares granted on March 15, 2011, and partial release of 6,812 shares granted on March 12, 2012.

(4)
Includes partial release of 12,553 shares granted on March 1, 2010, partial release of 14,470 shares granted on March 15, 2011, partial release of 16,417 shares granted on March 12, 2012, and a release of 62,187 shares granted on September 30, 2011.

(5)	Mr. Ekert did not exercise options nor had any shares released in 2013.

(6)	Includes partial release of 3,370 shares granted on March 1, 2010, partial release of 4,410 shares granted on March 15, 2011, and partial release of 35,422 shares granted on March 12, 2012.

(7)	Includes the partial release of 28,894 shares granted on March 1, 2010, partial release of 21,813 shares granted on March 15, 2011, and the partial release of 27,299 shares granted on March 12, 2012.

(8)	Includes the partial release of 13,624 shares granted on March 12, 2012.

HSBC Finance Corporation

Pension Benefits

Name	Plan Name(1)	Number of Years Credited Service (#)		Present Value of Accumulated Benefit ($)(2)		Payments During Last Fiscal Year ($)
Patrick J. Burke(3)	Pension Plan-Household	23.8		$918,609		$—
Chairman and Chief Executive Officer	SRIP-Household	21.8		$3,075,213		$—
Michael A. Reeves	Pension Plan-Household	19.7		$552,710		$—
Executive Vice President, Chief Financial Officer	SRIP-Household	17.7		$435,313		$—
Gregory T. Zeeman	Pension Plan-Household	13.4		$265,967		$—
Senior Executive Vice President and Chief Operating Officer	SRIP-Household	11.4		$361,995
Steven G. Ekert (4)				$—		$—
Senior Executive Vice President, Chief Risk Officer
Loren C. Klug	Pension Plan-Household	23.3		$976,485		$—
Executive Vice President, Strategy and Planning and Chief of Staff to the CEO	SRIP-Household	21.3		$1,510,932
C. Mark Gunton	ISRBS	35.0		$4,374,109	(5)	$—
Senior Executive Vice President, Chief Risk Officer (former)
Gary E. Peterson(6)	Pension Plan	17.0	(7)	$30,135		$—
Head of Regulatory Compliance and Financial Crimes Compliance (former)

(1)	Plan described under Savings and Pension Plans.

(2)	Value of benefit at normal retirement age (or current year, if later). Calculations as of December 31, 2013.

(3)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $1,121,184 (Pension Plan) and $3,862,309 (SRIP).

(4)	Mr. Ekert does not participate in the defined benefit pension plan.

(5)	The amounts were converted into USD from GBP utilizing the exchange rate of 1.6531 at December 31, 2013.

(6)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $33,176 (Pension Plan).

(7)	Number of years credited service for Mr. Peterson includes 15 years earned while employed by Midland Bank, which was acquired by HSBC in 1992.
Savings and Pension Plans
Pension Plan
The HSBC - North America (U.S.) Pension Plan (“Pension Plan”), formerly known as the HSBC - North America (U.S.) Retirement Income Plan, is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer. As further described in Note 16, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements, effective January 1, 2013, the Pension Plan was frozen such that future contributions ceased under the Cash Balance formula and the Pension Plan closed to new participants and employees no longer accrue any future benefits under the Pension Plan. Effective January 1, 2011, no benefits presently were earned under any of the legacy formulas of the Pension Plan. However, the Legacy Household Formula (New) was amended in 2011 to provide an Adjusted Benefit Formula to all participants who were actively employed by of HSBC North America and its U.S. subsidiaries at any time in 2011 and did not meet the requirements for early retirement eligibility upon their termination of employment. The Adjusted Benefit Formula accelerated the service proration component of the Legacy Household benefit calculation that previously would have occurred only upon satisfying the age and service requirements for early retirement eligibility. This change was made to ensure full compliance with applicable regulations and eliminate the need to complete annual testing of early retirement benefits.
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

HSBC Finance Corporation

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
Provisions Applicable to All Formulas: The amount of compensation used to determine benefits is subject to an annual maximum that differ by calendar year. The limit for 2013 is $255,000. The limit for years after 2013 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a

HSBC Finance Corporation

Legacy Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).
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
Present Value of Accumulated Benefits
For the Account Based formula: The value of the notional account balances currently available on December 31, 2013.
For other formulas: The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company's audited financial statements for the period ending December 31, 2013. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2013.
Deferred Compensation Plans
Tax Reduction Investment Plan: HSBC North America maintains the HSBC - North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant's cash compensation (subject to a maximum annual pre-tax contribution by a participant of $17,500 for 2013 (plus an additional $5,500 catch-up contribution for participants age 50 and over for 2013), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.
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

HSBC Finance Corporation

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

HSBC Finance Corporation

Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans

Name	Executive Contributions in 2013(1)	Employer Contributions in 2013 (2)	Aggregate Earnings in 2013	Aggregate Withdrawals/ Distributions in 2013	Aggregate Balance at 12/31/2013(3)
Patrick J. Burke	$—	$—	$123,588	$—	$505,436
Chairman and Chief Executive Officer
Michael A. Reeves	$—	$—	$58,324	$—	$700,679
Executive Vice President, Chief Financial Officer
Gregory T. Zeeman	$—	$—	$70,118		$293,073
Senior Executive Vice President and Chief Operating Officer
Steven G. Ekert	N/A	N/A	N/A	N/A	N/A
Senior Executive Vice President, Chief Risk Officer
Loren C. Klug	$—	$—	$66,221		$432,303
Executive Vice President, Strategy and Planning and Chief of Staff to the CEO
C. Mark Gunton	$13,823	$19,352	$26,542	N/A	$317,824
Senior Executive Vice President, Chief Risk Officer (former)
Gary E. Peterson	N/A	N/A	N/A	N/A	N/A
Head of Regulatory Compliance and Financial Crimes Compliance (former)

(1)
For Mr. Gunton, amount reflects contributions under the International Retirement Benefit Plan (“IRBP”) for International Managers, converted from GBP to USD using the exchange rate of 1.6531 as of December 31, 2013. The IRBP for International Managers are described under Savings and Pension Plans.

(2)	For Mr. Gunton, amount reflects employer contributions under the IRBP for International Managers, converted from GBP to USD using the exchange rate of 1.6531 as of December 31, 2013.

(3)
For Messrs. Burke, Reeves, Zeeman, Klug the aggregate balance includes their respective balances under the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”). For Messrs. Reeves and Klug the aggregate balance also includes his balance under the HSBC-North America Non-Qualified Deferred Compensation Plan (“NQDCP”). For Mr. Gunton his respective aggregate balance reflects his balance under the IRBP. The NQDCP, STRIP and the IRBP are described under Savings and Pension Plans.

Potential Payments Upon Termination Or Change-In-Control
The following tables describe the payments that HSBC Finance Corporation would be required to make as of December 31, 2013 to each of Messrs. Burke, Reeves, Zeeman, Ekert and Klug as result of their termination, retirement, disability or death or a change in control of the company as of that date. For Messrs. Gunton and Peterson, the effective date of separation from service is reflected. These amounts shown are in addition to those generally available to salaried employees, such as disability benefits and accrued vacation pay. The specific circumstances that would trigger such payments are identified, and the terms of such payments are defined under the HSBC North America (U.S.) Severance Pay Plan and the particular terms of deferred cash awards and long-term equity incentive awards.
Patrick J. Burke

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termin- ation		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$646,154	(1)						$646,154	(1)
Variable Pay		$1,800,000	(2)	$1,800,000	(2)	$1,800,000	(2)				$1,800,000	(2)	$1,800,000	(2)
Deferred Cash		$714,626	(3)	$714,626	(3)	$714,626	(3)		$714,626	(3)	$714,626	(3)	$714,626	(3)
Restricted Stock/Units		$3,347,609	(4)	$2,006,251	(5)	$2,006,251	(5)		$2,006,251	(5)	$3,347,609	(4)	$2,006,251	(5)

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Burke would receive 48 weeks of his current fixed pay upon separation from the company.

(2)
Refer to the description of Mr. Burke's service agreement in Severance Protection and Employment Contracts. Mr. Burke is eligible to receive pro-rata variable pay through the date of termination. The disclosed amount assumes a termination date of December 31, 2013. The amount, format and awarding of variable pay is determined at absolute discretion of the HSBC Board of Directors.

HSBC Finance Corporation

(3)	This amount represents a full vesting of the outstanding deferred cash assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2013.

(4)
This amount represents a full vesting of the outstanding time-based restricted share units and full vesting of first award of performance-based restricted share unit (March 2013 grant), assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2013, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013. Refer to the vesting details for Mr. Burke's performance-based restricted share awards as disclosed in Severance Protection and Employment Contracts, the two performance-based share unit awards are interdependent in that if the March Award vests, the June Award will lapse immediately.

(5)
This amount represents a full vesting of the outstanding time-vested restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2013, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013. This amount does not include the value of the performance-based restricted share units, as good leaver treatment for these awards would only be considered in case of disability or death.

Michael A. Reeves

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termin- ation		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$288,462	(1)
Restricted Stock/Units		$386,901	(3)	$360,676	(4)	$386,901	(3)		$386,901	(3)	$858,950	(2)	$386,901	(3)

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Reeves would receive 40 weeks of his current fixed pay upon separation from the company.

(2)
This amount represents a full vesting of the outstanding time-based restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2013, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

(3)
This amount represents a full vesting of the outstanding time-based restricted share units and pro-rata vesting of the outstanding performance-based vesting restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2013, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

(4)
This amount represents a full vesting of the outstanding time-based restricted share units and forfeiture of the outstanding performance-based vesting restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2013, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

Gregory T. Zeeman

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termin- ation		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$228,846	(1)
Restricted Stock/Units		$549,073	(3)	$549,073	(3)	$549,073	(3)		$549,073	(3)	$1,151,253	(2)	$549,073	(3)

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Zeeman would receive 28 weeks of his current fixed pay upon separation from the company.

(2)
This amount represents a full vesting of the outstanding time-based restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2013, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

(3)
This amount represents a full vesting of the outstanding time-based restricted share units and pro-rata vesting of the outstanding performance-based vesting restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2013, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

HSBC Finance Corporation

Steven G. Ekert

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termin- ation		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$169,231	(1)
Restricted Stock/Units		$1,230,061	(2)	$1,230,061	(2)	$1,230,061	(2)		$1,230,061	(2)	$1,230,061	(2)	$1,230,061	(2)

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Ekert would receive 16 weeks of his current fixed pay upon separation from the company.

(2)
This amount represents a full vesting of the outstanding restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2013, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

Loren C. Klug

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termin- ation		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$324,842	(1)
Restricted Stock/Units		$537,717	(2)	$537,717	(2)	$537,717	(2)		$537,717	(2)	$537,717	(2)	$537,717	(2)

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Klug would receive 48 weeks of his current fixed pay upon separation from the company.

(2)
This amount represents a full vesting of the outstanding restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2013, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

C. Mark Gunton

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability	Normal Retirement	Involuntary Not for Cause Termin- ation		For Cause Termination	Voluntary for Good Reason Termination	Death	Change in Control Termination
Fixed Pay				$1,138,149	(1)
Restricted Stock/Units				$506,569	(2)

(1)	Mr. Gunton's employment with the company terminated June 1, 2013. This amount represents consideration for entering into a special termination agreement upon separation from service.

(2)
This amount represents a full vesting value of the outstanding restricted share units as of the effective date of employment termination (June 1, 2013). The “good leaver” status was granted by REMCO in respect to these awards.

HSBC Finance Corporation

Gary E. Peterson (1)

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability	Normal Retirement	Involuntary Not for Cause Termin-ation	For Cause Termination	Voluntary for Good Reason Termination	Death	Change in Control Termination
Fixed Pay
Restricted Stock/Units

(1)	Mr. Peterson employment with the company terminated on November 19, 2013. No payments or benefits were triggered by this event.
Director Compensation The following table and narrative footnotes discuss the compensation earned by our Non-Executive Directors in 2013. As an Executive Director, Mr. Burke received no additional compensation for service on the Board of Directors in 2013.
The table below outlines the annual compensation program for Non-Executive Directors for 2013. Amounts are pro-rated based on dates of service for newly appointed Non-Executive Directors.

Annualized Compensation Rates for Non-Executive Directors Related to Service on the Board of Directors and Committees for HSBC Finance Corporation and HSBC North America
Board Retainer
HSBC North America	$105,000
HSBC Finance Corporation	$105,000
Audit Committee
Audit Committee Chair for HSBC North America, HBSC USA and HSBC Finance Corporation	$80,000
Audit Committee Member for HSBC North America and HBSC Finance Corporation	$20,000
Risk Committee
Risk Committee Chair for HSBC North America, HBSC USA and HSBC Finance Corporation	$80,000
Risk Committee Member for HSBC North America and HBSC Finance Corporation	$20,000
Compliance Committee
Compliance Committee Chair for HSBC Finance Corporation	$80,000
Compliance Committee Member for HSBC North America and HSBC Finance Corporation	$50,000
Nominating Committee
Nominating Committee Member for HSBC North America	$20,000
Grandfathered Amount
George A. Lorch	$55,000

HSBC Finance Corporation

The 2013 total compensation of our Non-Executive Directors in their capacities as directors of HSBC North America and HSBC Finance Corporation, and in the case of Messrs. Ameen, Herdman, and Minzberg, also as the director of HSBC USA, is shown in the following table:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Phillip D. Ameen	$347,917	$—	$—	$98,347	$182	$446,446
Robert K. Herdman	$735,000	$—	$—	$—	$182	$735,182
George A. Lorch	$400,000	$—	$—	$39,000	$1,870	$440,870
Samuel Minzberg	$265,000	$—	$—	$—	$1,870	$266,870
Beatriz R. Perez	$290,000	$—	$—	$—	$1,870	$291,870
Larree M. Renda	$260,000	$—	$—	$125	$1,870	$261,995
Thomas K. Whitford	$23,333	$—	$—	$—	$—	$23,333

(1)	Represents aggregate compensation for service on Board of Directors and Committees HSBC North America, HSBC Finance Corporation and, in the case of Messrs. Ameen, Herdman and Minzberg, HSBC USA.
Fees paid to Mr. Ameen include the following amounts for 2013: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards, and $61,250 annual cash retainer for membership on the HSBC USA board; $18,889 for membership and serving as Chair of the HSBC North America Audit Committee, $22,222 for membership and serving as Chair of the HSBC Finance Corporation Audit Committee, and $15,556 for membership and serving as Chair of the HSBC USA Audit Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC Finance Corporation Risk Committee.
Fees paid to Mr. Herdman include the following amounts for 2013: $300,000 for serving as Interim Chair of the HSBC North America board; $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $13,333 for serving as Chair of each of the Audit Committees of HSBC North America, HSBC Finance Corporation and HSBC USA; and $26,667 for serving as Chair of each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA.Fees paid to Mr. Lorch include the following amounts for 2013: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $5,000 for membership on the HSBC North America Audit Committee, $10,000 for membership on the HSBC Finance Corporation Audit Committee; $80,000 for serving as Chair of the Compliance Committee for HSBC Finance Corporation; $20,000 for membership on the HSBC North America Nominating Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC Finance Corporation Risk Committee; and $55,000 in grandfathered fees related to his level of compensation in 2007.
Fees paid to Mr. Minzberg include the following amounts for 2013: $105,000 annual cash retainer for membership on the HSBC North America board, $26,250 annual cash retainer for membership on the HSBC Finance Corporation board, and $78,750 annual cash retainer for membership on the HSBC USA board; $6,667 for membership on the HSBC North America Audit Committee, $3,333 for membership on the HSBC Finance Corporation Audit Committee, and $10,000 for membership on the HSBC USA Audit Committee; $6,667 for membership on the HSBC North America Risk Committee, $3,333 for membership on the HSBC Finance Corporation Risk Committee, and $10,000 for membership on the HSBC USA Risk Committee.
Fees paid to Ms. Perez include the following amounts for 2013: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $16,667 for membership on the HSBC North America Compliance Committee, and $33,333 for membership on the HSBC Finance Corporation Compliance Committee; $10,000 for membership on the Nominating Committee for HSBC North America; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC Finance Corporation Risk Committee.
Fees paid to Ms. Renda include the following amounts for 2013: $105,000 annual cash retainer for membership on HSBC North America and HSBC Finance Corporation boards; $10,000 for membership on the Nominating Committee for HSBC North America; $6,667 for membership on the HSBC North America Audit Committee, and $13,333 for membership on the HSBC Finance Corporation Audit Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC Finance Corporation Risk Committee.
Fees paid to Mr. Whitford include the following amounts for 2013: $8,750 annual cash retainer for membership on HSBC North America and HSBC Finance Corporation boards; $1,389 for membership on the HSBC North America Compliance Committee, and $2,777 for membership on the HSBC Finance Corporation Compliance Committee; $556 for membership on the HSBC North America Risk Committee, and $1,111 for membership on the HSBC Finance Corporation Risk Committee.

(2)	HSBC Finance Corporation does not grant stock awards or stock options to its Non-Executive Directors.
Prior to the merger with HSBC, Non-Executive Directors could elect to receive all or a portion of their cash compensation in shares of common stock of Household International, Inc., defer it under the Deferred Fee Plan for Directors or purchase options to acquire common stock. Under the Deferred Fee Plan, Directors were permitted to invest their deferred compensation in either units of phantom shares of the common stock of HSBC Finance Corporation (then called Household International, Inc.), with dividends credited toward additional stock units, or cash, with interest credited at a market rate set under the plan. Prior to 1995, HSBC Finance Corporation offered a Directors' Retirement Income Plan where the present value of each Director's accrued benefit was deposited into the Deferred Phantom Stock Plan for Directors. Under the Deferred Phantom Stock Plan, Directors with less than ten years of service received 750 phantom shares of common stock of Household International, Inc. annually during the first ten years of service as a Director. In January 1997, the Board

HSBC Finance Corporation

eliminated this and all future Director retirement benefits. All payouts to Directors earned under the Deferred Phantom Stock Plan will be made only when a Director leaves the Board due to death, retirement or resignation and will be paid in HSBC ordinary shares either in a lump sum or in installments as selected by the Director. Following the acquisition, all rights to receive common stock of Household International, Inc. under both plans described above were converted into rights to receive HSBC ordinary shares. In May 2004, when the plans were rolled into the HSBC North America Directors Non-Qualified Deferred Compensation Plan, those rights were revised into rights to receive American Depository Shares in HSBC ordinary shares, each of which represents five ordinary shares. No new shares may be issued under the plans. As of December 31, 2013, 8,470 American Depository Shares were held in the deferred compensation plan account for Directors currently serving on the Board of Directors. Of the current Non-Executive Directors, Mr. Lorch held 8,444 American Depository Shares and Ms. Renda held 26 American Depository Shares.

(3)
The HSBC North America Directors Non-Qualified Deferred Compensation Plan allows Non-Executive Directors to elect to defer their cash fees in any plan year. Directors have the ability to defer up to 100% of their annual retainers and/or fees into the HSBC-North America Directors Non-Qualified Deferred Compensation Plan. Under this plan, pre-tax dollars may be deferred with the choice of receiving payouts while still serving on the Board of HSBC Finance Corporation according to a schedule established by the Director at the time of deferral or a distribution after leaving the Board in either lump sum or quarterly installments. Amounts shown for Messrs. Ameen and Lorch and Ms. Renda reflect the gains or losses calculated by reference to the actual earnings of the investment choices.

(4)
Components of All Other Compensation are disclosed in aggregate. We provide each Director with $250,000 of accidental death and dismemberment insurance for which the company paid a premium of $181 per annum for each participating Director and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,689 per annum for each participating Director. Mr. Ameen and Mr. Herdman declined the personal excess liability insurance policy; the amount shown pertains to the annual premium for AD&D insurance exclusively.

Under HSBC's Matching Gift Program, for all Non-Executive Directors who were members of the Board in 2006 and continue to be on the Board, we match charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), including eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations, with a double match for the first $500 donated to higher education institutions (both public and private). Additionally, each current Non-Executive Director, who was a member of the Board in 2006 and continues to be on the Board, may ask us to contribute up to $10,000 annually to charities of the Director's choice which qualify under our philanthropic program. We made charitable donations of $11,250 under the Matching Gift Program and $10,000 under the philanthropic program at Mr. Lorch's request and $20,500 under the Matching Gift Program and $10,000 under the philanthropic program at Ms. Renda's request.

Compensation Policies and Practices Related to Risk Management
All HSBC Finance Corporation employees are eligible for some form of incentive compensation; however, those who actually receive payments are a subset of eligible employees, based on positions held and individual and business performance. The annual discretionary variable pay plan is the primary incentive compensation plan for all employees. Specific groups of employees who are typically involved in servicing environments participate in formulaic plans.
A key feature of our remuneration policy is that it is risk informed, seeking to ensure that risk-adjusted returns on capital are factored into the determination of annual variable pay and that variable pay pools are calculated only after appropriate risk-adjusted return has accrued on shareholders' capital. We apply Economic Profit (defined as the average annual difference between return on invested capital and HSBC's benchmark cost of capital) and other metrics to develop variable pay levels and target a 12 percent to 15 percent return on shareholder equity. These requirements are built into the performance scorecard of the senior HSBC executives and are incorporated in regional and business scorecards in an aligned manner, thereby ensuring that return, risk, and efficient capital usage shape reward considerations. The HSBC Group Chief Risk Officer and the Global Risk Function of HSBC provide input into the performance scorecard, ensuring that key risk measures are included.
The use of a performance scorecard framework ensures an aligned set of objectives and impacts the level of individual pay received, as achievement of objectives is considered when determining the level of variable pay awarded under the annual discretionary cash award plan. On a performance scorecard, objectives are separated into two categories: financial and non-financial. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels. Overall performance under both scorecards is also judged on adherence to the HSBC Group values principles of being 'open, connected and dependable' and acting with 'courageous integrity'.
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

HSBC Finance Corporation

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
In 2010, HSBC North America established the CPMG Committee. The CPMG Committee was created to provide a more systematic approach to discretionary compensation governance and to ensure the involvement of the appropriate levels of leadership, while providing a comprehensive view of compensation practices and associated risks. The CPMG Committee comprises senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Legal, Finance, Audit, Human Resources and Corporate Secretary. The CPMG Committee approves the list of Covered Employees and their mandatory performance scorecard objectives; reviews compensation impact related to regulatory and audit findings; and can make recommendations to REMCO of malus actions of previous grants of discretionary compensation based on actual results and risk outcomes. Additionally, compensation processes for employees are evaluated by the CPMG Committee to ensure adequate controls are in place, while reinforcing the distinct performance expectations for employees. The CPMG Committee can make its recommendations to the Nominating and Governance Committee, REMCO, Mr. Gulliver, Ms. Dorner, or Mr. Burke, depending on the nature of the recommendation or the delegation of authority for making final decisions.
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
Risk Adjustment of Discretionary Compensation
HSBC Finance Corporation uses a number of techniques to ensure that the amount of discretionary compensation received by an employee appropriately reflects risk and risk outcomes, including risk adjustment of awards, deferral of payment, appropriate performance periods, and reducing sensitivity to short-term performance. The techniques used differ depending on whether the discretionary compensation is paid under the general discretionary cash award plan or a formulaic plan.
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
Participants in the discretionary plan are subject to the HSBC Group Minimum Deferral Policy, which provides minimum deferral guidelines for variable pay awards. Deferral rates applicable to compensation earned in performance year 2013, ranging from 0 to 60%, increase in relation to the level of variable pay earned and in respect of an employee's classification under the United Kingdom's PRA Remuneration Code (“the Code”), as further described under the section “Performance Year 2013 Compensation Actions” in the 2013 CD&A. Variable pay is deferred in the form of cash and/or through the use of Restricted Share Units. The deferred Restricted Share Units have a three-year graded vesting. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC ordinary shares over the period. The economic value of pay deferred in the form of Restricted Share Units will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Grants under the Group Performance Share Plan (“GPSP”) consist of a number of shares to which the employee will become fully entitled, generally over a five-year vesting period, subject to the individual remaining in employment. Shares that are released upon vesting of an award must be retained until the employee retires from or terminates employment with the HSBC Group. An employee who retires from or terminates employment with “good leaver status” will have vested awards under the GPSP released immediately. An employee who terminates employment without “good leaver status” will have vested awards under the GPSP released in three equal installments on the first, second and third anniversaries of the termination of employment with the HSBC Group.

HSBC Finance Corporation

An employee who terminates employment without “good leaver” status being granted by REMCO forfeits all unvested equity and deferred cash. Deferred variable pay awards are also subject to malus treatment, as further described under the section “Reduction or Cancellation of Long-Term Equity Awards” in the 2013 CD&A. Additionally, all employees with unvested awards or awards subject to a retention period are required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.
Employees in formulaic plans are held to performance standards that may result in a loss of incentive compensation when quality standards are not met. For example, participants in these plans may be subject to a reduction in variable pay if they commit a "reportable event" (e.g., an error or omission resulting in a loss or expense to the company) or fail to follow required regulations, procedures, policies, and/or associated training. Participants may be altogether disqualified from participation in the plans for unethical acts, breach of company policy, or any other conduct that, in the opinion of HSBC USA, is sufficient reason for disqualification or subject to a recapture provision. Some formulaic incentive plans in servicing environments include limits or caps on the financial measures that are considered in the determination of incentive award amounts
Performance periods for formulaic plans are often one month.
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
Formulaic programs are reviewed and revised annually by HSBC North America. Formulaic plans leverage a specific plan template, and include an examination of overall plan expenditures versus actual business performance; an examination of individual pay out levels within plans; and a determination of whether payment levels align with expected performance levels and market indicators. Compensation mix is reviewed for formulaic plans to ensure it is appropriate based on global alignment and business philosophy.
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

HSBC Finance Corporation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners HSBC Finance Corporation’s common stock is 100 percent owned by HSBC Investments (North America) Inc. (“HINO”). HINO is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management The following table lists the beneficial ownership, as of January 31, 2014, of HSBC ordinary shares or interests in HSBC ordinary shares and Series B Preferred Stock of HSBC Finance Corporation held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares and the Series B Preferred Stock of HSBC Finance Corporation. No director or executive officer of HSBC Finance Corporation owned any of HSBC’s American Depositary Shares, Series A at January 31, 2014.

	Number of Shares Beneficially Owned of HSBC Holdings plc(1)(2)	HSBC Shares That May Be Acquired Within 60 Days By Exercise of Options(3)	HSBC Restricted Shares Released Within 60 Days(4)	Number of HSBC Ordinary Share Equivalents(5)	Total HSBC Ordinary Shares(2)	Series B Preferred of HSBC Finance Corporation
Directors
Patrick J. Burke(6)	50,470	68,852	48,079	—	167,401	—
Phillip D. Ameen	—	—	—	—	—	—
Robert K. Herdman	82	—	—	—	82	—
George A. Lorch	2,370	—	—	8,444	10,814	—
Beatriz R. Perez	150	—	—	—	150	—
Larree M. Renda	650	—	—	26	676	10(7)
Thomas K. Whitford	—	—	—	—	—	—
Named Executive Officers
Michael A. Reeves	5,280	—	16,870	—	22,150	—
Gregory Zeeman	13,814	—	17,112	—	30,926	—
Steven G. Ekert	—	—	26,418	—	26,418	—
C. Mark Gunton	115	—	28,360	—	28,475	—
Loren Klug	6,290	—	21,740	—	28,030	—
Gary E. Peterson	—	—	4,704	—	4,704	—
All directors and executive officers as a group	127,341	68,852	199,078	8,470	403,741	10

(1)
Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Directors and executive officers as a group, 11,432.

(2)	Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2014 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2014 pursuant to the satisfaction of certain conditions.

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

Transactions with Related Persons  During the fiscal year ended December 31, 2013, HSBC Finance Corporation was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest, other than the agreement with Mr. Burke described in Item 11. Executive Compensation – Compensation Discussion and Analysis – Compensation of Officers Reported in the Summary Compensation Table.
HSBC Finance Corporation maintains a written Policy for the Review, Approval or Ratification of Transactions with Related Persons (the "Policy") which provides that any “Transaction with a Related Person” must be reviewed and approved or ratified in accordance with specified procedures. The term “Transaction with a Related Person” includes any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness), in which (1) the aggregate dollar amount involved will or may be expected to exceed $120,000 in any calendar year, (2) HSBC Finance Corporation or any of its subsidiaries is, or is proposed to be, a participant, and (3) a director or an executive officer, or a member of the immediate family of a director or an executive officer, has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). The following categories of transactions are deemed pre-approved even if the aggregate amount involved exceeds $120,000, provided, however, that if a Transaction with a Related Person falling in a category described below would cause one of our directors whom the Board of Directors currently deems independent to lose or risk losing their independence, the director must consult with the Chair of the Audit Committee prior to entering such Transaction with a Related Person:

•	Compensation paid to directors and executive officers reportable under rules and regulations promulgated by the Securities and Exchange Commission;

•
Transactions with other companies if the only relationship of the director, executive officer or family member to the other company is as an employee (other than an executive officer), director or beneficial owner of less than 10 percent of such other company’s equity interests so long as the aggregate amount involved does not exceed the greater of $1,000,000 or 2 percent of the other company's total annual revenues;

•
Charitable contributions, grants or endowments by us or any of our subsidiaries to charitable organizations, foundations or universities if the only relationship of the director, executive officer or family member to the organization, foundation or university is as an employee (other than an executive officer), trustee or a director, so long as the aggregate annual amount of such contribution, grant or endowment, excluding any matching contributions from us, do not exceed the lesser of $1,000,000 or 2 percent of the organization's total annual revenues;

•
Transactions where the interest of the director, executive officer or family member arises solely from the ownership of our equity securities and all holders of such securities received or will receive the same benefit on a pro rata basis;

•	Transactions involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or government authority;

•	Transactions where the rates or charges involved are determined by competitive bids;

•	Certain ordinary course transactions:

○
Any financial services, including brokerage services, investment management or advisory services, banking services, loans, insurance services and other financial services, provided to any director or an immediate family member of a director, provided that the services are on substantially the same terms as those prevailing at the time for comparable services provided to persons not related to us or our subsidiaries;

○
Personal loans to a related person and loans to a director’s primary business affiliation or the primary business affiliation of an immediate family member of a director, in each case that (i) are made or maintained in the ordinary course of business on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable loans with persons not related to us or our subsidiaries; (ii) when made do not involve more than the normal risk for collectability or present other unfavorable features; (iii) comply with applicable law including the Sarbanes-Oxley Act of 2002 and Regulation O of the Board of Governors of the Federal Reserve; (iv) are not classified as Substandard (II) or worse, as defined in the OCC's “Rating Credit Risk” Comptroller’s Handbook; and (v) in the case of and loans to a director’s primary business affiliation or the primary business affiliation of an immediate family member of a director, complies with any applicable FDIC Guidelines; and

HSBC Finance Corporation

○     All business relationships, lending relationships, brokerage, investment advisory relationships, insurance, deposit and other banking relationships with a director’s primary business affiliation or the primary business affiliation of an Immediate Family Member of a director made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with persons not related to us or our subsidiaries; and

•	Transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.
The Policy requires each director and executive officer to promptly notify the Office of the General Counsel in writing of any Transaction with a Related Person in which the director, executive officer or an immediate family member has or will have an interest and to provide specified details of the transaction. The Office of the General Counsel, through the Corporate Secretary, will provide a copy of the notice to the Chair of the Audit Committee along with any other information as the Office of the General Counsel or the Corporate Secretary believes would be useful to the Audit Committee in performing its review. The Audit Committee will review the material facts of each proposed Transaction with a Related Person at each regularly scheduled committee meeting and approve or disapprove the transaction. If it is impractical or undesirable to delay a decision on a proposed Transaction with a Related Person, the Chair of the Audit Committee may review and approve the transaction in accordance with the criteria set forth in the Policy or may convene a special meeting of the Audit Committee to consider the transaction, at the Chair’s discretion. Any such approval must be reported to the Audit Committee at its next regularly scheduled meeting.
The vote of a majority of disinterested members of the Audit Committee is required for the approval or ratification of any Transaction with a Related Person. The Audit Committee may approve or ratify a Transaction with a Related Person if the Audit Committee determines, in its business judgment, based on the facts and circumstances it deems relevant in its sole good faith discretion that the transaction is fair and reasonable to, and consistent with our best interests and those of our subsidiaries. Any transaction that is not fair and reasonable to, and consistent with our best interests and those of our subsidiaries will be discontinued, allowing for a reasonable transition period as may be necessary or advisable so as not to prejudice us and our subsidiaries. In making this determination, the Audit Committee will consider, among other things:

•	Information about the goods and services to be or being provided;

•	The nature or business purpose of the transaction and the costs to be incurred by us or the payments to us;

•	The terms of the transaction and whether it is entered into on an arms-length basis or in the ordinary course of our business;

•	Whether the related person's interest in the transaction is material;

•	The apparent benefits of the transaction to us;

•	The availability of other sources for the product or services involved in the transaction;

•	The potential public perception of the transaction;

•	The potential impact of the transaction on the independence of any of our or our subsidiaries’ directors; and

•
Whether the transaction violates any provisions of the HSBC Finance Corporation Statement of Business Principles and Code of Ethics, the HSBC Finance Corporation Code of Ethics for Senior Financial Officers or the HSBC Finance Corporation Corporate Governance Standards, as applicable.

In any case where the Audit Committee determines not to approve or ratify a Transaction with a Related Person, the matter will be referred to the Office of the General Counsel for review and consultation regarding the appropriate disposition of such transaction including, but not limited to, termination of the transaction, rescission of the transaction or modification of the transaction in a manner that would permit it to be ratified and approved.
If we become aware of a Transaction with a Related Person that has not been approved under the Policy, the matter will be referred by the Audit Committee for review. The Audit Committee will consider the relevant facts and circumstances respecting such Transaction with a Related Person, and will evaluate the options available, including ratification, revision or termination of the transaction.
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

HSBC Finance Corporation

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
Messrs. Ameen, Herdman, Lorch and Whitford, Ms. Perez and Ms. Renda are considered to be independent directors. Mr. Burke currently serves as Chief Executive Officer of HSBC Finance Corporation and is a Group General Manager of HSBC. Because of the positions held by Mr. Burke, he is not considered to be an independent director.
See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2013 and 2012 was $2,139,000 and $2,613,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees. The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2013 and 2012 was $434,000 and $492,650, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees. The aggregate amount billed by KPMG LLP for tax related services performed during the fiscal year ended December 31, 2013 and 2012 was $204,860 and $317,043, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.
All Other Fees. The aggregate amount billed by KPMG LLP for other services performed during the fiscal years ended December 31, 2013 were $111,265. These services included fees related to corporate governance matters. There were no amounts billed for the year ended December 31, 2012.
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

(a)(1) Financial Statements.
The consolidated financial statements listed below, together with an opinion of KPMG LLP dated February 24, 2014 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.
HSBC Finance Corporation and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income (Loss)

HSBC Finance Corporation

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

3(ii)
Bylaws of HSBC Finance Corporation, as Amended and Restated effective April 24, 2013 (incorporated by reference to Exhibit 3.1 to HSBC Finance Corporation's Current Report on Form 8-K filed April 29, 2013).

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

HSBC Finance Corporation

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

10.2
Service Agreement between HSBC Finance Corporation and Patrick J. Burke, dated July 5, 2013. (incorporated by reference to Exhibit 10.2 of HSBC Finance Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed November 4, 2013).

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheet as of December 31, 2013 and 2012, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

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

HSBC Finance Corporation

Index

Accounting:	concentration 69
new pronouncements 85, 108	critical accounting policy 33
policies (critical) 33	management 76
policies (significant) 101	Critical accounting policies and estimates 33
Account management policies and practices 62	Current environment 25
Assets:	Deferred tax assets 36, 133
by business segment 147	Derivatives:
fair value of financial assets 151	accounting policy 106
fair value measurements 149	cash flow hedges 130
nonperforming 61, 117	critical accounting policy 34
Audit committee 170	fair value hedges 129
Auditor's report 94	income (expense) 44
Balance sheet (consolidated) 97	non-qualifying hedges 130
Basel II 84	notional value 131
Basel III 6, 7, 12, 24, 45, 78, 131	Directors:
Basis of reporting 29	biographies 165
Business:	board of directors 165
consolidated performance review 27	executive 168
focus 27	compensation (executives) 176
operations 4	responsibilities 169
organizational history 4	Discontinued operations 108
Capital:	Employees:
2014 funding strategy 71	compensation and benefits 176
common equity movements 71	number of 6
consolidated statement of changes 98	Equity:
selected capital ratios 71	consolidated statement of changes 98
Cash flow (consolidated) 99	ratios 71
Cautionary statement regarding forward-looking statements 24	Estimates and assumptions 33, 101
Committees 170	Executive overview 25
Competition 9	Fair value measurements:
Compliance committee 171	assets and liabilities recorded at fair value on a recurring basis 152
Compliance risk 81	assets and liabilities recorded at fair value on a non-recurring basis 153
Consumer business segment 5, 48, 144	fair value adjustments 149
Contingent liabilities:	financial instruments 150
critical accounting policy 37	hierarchy 73
litigation 156	transfers into/out of Level 1 and Level 2 73, 153
Controls and procedures 163	transfers into/out of Level 2 and Level 3 74, 153
Corporate governance and controls 10, 169	valuation control framework 150
Customers 6	valuation techniques 154
Credit quality 52	Financial highlights metrics 21
Credit risk:
accounting policy 103

HSBC Finance Corporation

Financial liabilities:	New accounting pronouncements to be adopted in future periods 85
designated at fair value 126	Nominating and compensation committee 176
fair value of financial liabilities 151, 152	Off-balance sheet arrangements 72
Forward looking statements 24	Operating expenses 46
Funding 6, 28, 68	Operational risk 80
Gain (loss) from debt designated at fair value and related derivatives 45, 126	Other revenues 44
Geographic concentration of receivables 69	Pension and other postretirement benefits:
Impairment:	accounting policy 107
accounting policy 103	risk management 84
credit losses 42, 118	Performance, developments and trends 27
critical accounting policy 33	Profit (loss) before tax:
nonaccrual receivables 61, 112	by segment - IFRSs basis 147
nonperforming receivables 61, 117	consolidated 95
Income taxes:	Properties 19
accounting policy 107	Property and equipment:
critical accounting policy - deferred taxes 36	accounting policy 105
expense 132	Provision for credit losses 42, 118
Internal control 163	Ratios:
Interest income:	capital 71
net interest income 40	charge-off (net) 60
sensitivity 79	credit loss reserve related 53
Interest rate risk 79	delinquency 58
Key performance indicators 21	earnings to fixed charges - Exhibit 12
Legal proceedings 20, 156	efficiency 47
Liabilities:	financial 21
commitments 71	Re-aged receivables 68
financial liabilities designated at fair value 126	Real estate owned 40
lines of credit 69	Receivables:
long-term debt 70, 124	by category 38, 111
Lease commitments 72, 156	by charge-off (net) 60
Liquidity and capital resources 69	by delinquency 58
Liquidity risk 77	geographic concentration 69
Litigation and regulatory matters 20, 156	held for sale 120
LTV Ratios 39	modified and/or re-aged 64
Loans and advances - see Receivables	nonaccrual 61, 112
Loan impairment charges - see Provision for credit losses	overall review 38
Market risk 79	risk concentration 69
Market turmoil - see Current environment	troubled debt restructures 54, 113
Model risk 84	Reconciliation of Non-U.S. GAAP financial measures to U.S. GAAP financial measures 92
Mortgage Lending products 38, 111	Reconciliation of U.S. GAAP results to IFRSs 30
Net interest income 40	Regulation 6
New accounting pronouncements adopted 108	Related party transactions 141

HSBC Finance Corporation

Repurchase liability 45	Selected financial data 21
Reputational risk 82	Senior management:
Results of operations 40	biographies 168
Risk committee 171	Sensitivity:
Risk and uncertainties 10	projected net interest income 79
Risk factors 10	Share-based payments:
Risk management:	accounting policy 107
credit 76	Statement of cash flows 99
compliance 81	Statement of changes in shareholders' equity 98
interest rate 79	Statement of comprehensive income (loss) 96
liquidity 77	Statement of income (loss) 95
market 79	Strategic initiatives and focus 27
model 84	Strategic risk 83
operational 80	Table of contents 2
overview 74	Tangible common equity to tangible assets 71
pension 84	Tax expense 132
reputational 82	Troubled debt restructures 54, 113
security and fraud 83	Unresolved staff comments 19
strategic 83	Variable interest entities 148
Security and fraud risk 83
Segment results - IFRSs basis:
consumer 48, 147
overall summary 48, 147

HSBC Finance Corporation

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 24th day of February, 2014.

HSBC FINANCE CORPORATION

By:	/s/ Patrick J. Burke
Patrick J. Burke
Chief Executive Officer
Each person whose signature appears below constitutes and appoints P. D. Schwartz and K. P. Pisarczyk as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 24th day of February, 2014.

Signature	Title

/s/ P. J. BURKE	Chief Executive Officer, Chairman and Director
(P. J. Burke)	(as Principal Executive Officer)

/s/ P. D. AMEEN	Director
(P. D. Ameen)

/s/ R. K. HERDMAN	Director
(R. K. Herdman)

/s/ G. A. LORCH	Director
(G. A. Lorch)

/s/ B. R. PEREZ	Director
(B. R. Perez)

/s/ L. M. RENDA	Director
(L. M. Renda)

/s/ T. K. WHITFORD	Director
(T. K. Whitford)

/s/ M. A. REEVES	Executive Vice President and Chief Financial Officer
(M. A. Reeves)	(as Principal Financial Officer)

/s/ E. K. FERREN	Executive Vice President and Chief Accounting Officer
(E. K. Ferren)	(as Principal Accounting Officer)

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

3(ii)
Bylaws of HSBC Finance Corporation, as Amended and Restated effective April 24, 2013 (incorporated by reference to Exhibit 3.1 to HSBC Finance Corporation's Current Report on Form 8-K filed April 29, 2013).

4.1
Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496).

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

10.1
Purchase and Assumption Agreement, dated August 10, 2011, among HSBC Finance Corporation, HSBC USA Inc., HSBC Technology and Services (USA) Inc. and Capital One Financial Corporation (incorporated by reference to Exhibit 2.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed August 12, 2011).

10.2
Service Agreement between HSBC Finance Corporation and Patrick J. Burke, dated July 5, 2013. (incorporated by reference to Exhibit 10.2 of HSBC Finance Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed November 4, 2013).

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheet as of December 31, 2013 and 2012, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

(2)
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.