Form 10-Q
period 2014-03-31
HSBC Finance Corp
filed 2014-05-07
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

PART I
Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2014	2013
	(in millions)
Interest income	$506	$773
Interest expense on debt held by:
HSBC affiliates	55	51
Non-affiliates	219	328
Interest expense	274	379
Net interest income	232	394
Provision for credit losses	2	24
Net interest income after provision for credit losses	230	370
Other revenues:
Derivative related expense	(90)	(100)
Gain on debt designated at fair value and related derivatives	31	16
Servicing and other fees from HSBC affiliates	8	7
Lower of amortized cost or fair value adjustment on receivables held for sale	111	454
Other income (loss)	22	(23)
Total other revenues	82	354
Operating expenses:
Salaries and employee benefits	56	64
Occupancy and equipment expenses, net	9	9
Real estate owned expenses	12	22
Other servicing and administrative expenses	80	105
Support services from HSBC affiliates	60	68
Total operating expenses	217	268
Income from continuing operations before income tax	95	456
Income tax benefit (expense)	17	(152)
Income from continuing operations	112	304
Discontinued operations (Note 2):
Loss from discontinued operations before income tax	(11)	(119)
Income tax benefit	5	41
Loss from discontinued operations	(6)	(78)
Net income	$106	$226

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31,	2014	2013
	(in millions)
Net income	$106	$226
Other comprehensive income, net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	14	168
Securities available-for-sale, not other-than temporarily impaired	—	(115)
Other-than-temporarily impaired debt securities available-for-sale	—	(1)
Foreign currency translation adjustments, net of tax	—	(20)
Other comprehensive income, net of tax	14	32
Total comprehensive income	$120	$258

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2014	December 31, 2013
	(in millions, except share data)
Assets
Cash	$237	$175
Securities purchased under agreements to resell	5,226	6,924
Receivables, net (including $3.9 billion and $4.0 billion at March 31, 2014 and December 31, 2013, respectively, collateralizing long-term debt and net of credit loss reserves of $3.0 billion and $3.3 billion at March 31, 2014 and December 31, 2013, respectively)	23,326	24,173
Receivables held for sale	2,420	2,047
Properties and equipment, net	68	68
Real estate owned	238	323
Deferred income taxes, net	2,505	2,580
Other assets	1,493	1,417
Assets of discontinued operations	173	165
Total assets	$35,686	$37,872
Liabilities
Debt:
Due to affiliates (including $504 million and $496 million at March 31, 2014 and December 31, 2013, respectively, carried at fair value)	$8,749	$8,742
Long-term debt (including $7.3 billion and $8.0 billion at March 31, 2014 and December 31, 2013, respectively, carried at fair value and $2.1 billion and $2.2 billion at March 31, 2014 and December 31, 2013, respectively, collateralized by receivables)	18,593	20,839
Total debt	27,342	29,581
Liability for postretirement benefits	228	228
Other liabilities	1,274	1,299
Liabilities of discontinued operations	98	103
Total liabilities	28,942	31,211
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued at March 31, 2014 and December 31, 2013, respectively)	—	—
Additional paid-in-capital	23,963	23,968
Accumulated deficit	(18,700)	(18,774)
Accumulated other comprehensive loss	(94)	(108)
Total common shareholder’s equity	5,169	5,086
Total shareholders’ equity	6,744	6,661
Total liabilities and shareholders’ equity	$35,686	$37,872
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31,	2014	2013
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,575	$1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in-capital
Balance at beginning of period	23,968	23,974
Employee benefit plans, including transfers and other	(5)	(4)
Balance at end of period	23,963	23,970
Accumulated deficit
Balance at beginning of period	(18,774)	(19,187)
Net income	106	226
Dividends on preferred stock	(32)	(32)
Balance at end of period	(18,700)	(18,993)
Accumulated other comprehensive loss
Balance at beginning of period	(108)	(257)
Other comprehensive income	14	32
Balance at end of period	(94)	(225)
Total common shareholder’s equity at end of period	5,169	4,752
Total shareholders' equity at end of period	$6,744	$6,327

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2014	2013
	(in millions)
Cash flows from operating activities
Net income	$106	$226
Loss from discontinued operations	(6)	(78)
Income from continuing operations	112	304
Adjustments to reconcile income to net cash used in operating activities:
Provision for credit losses	2	24
Lower of amortized cost or fair value adjustment on receivables held for sale	(111)	(454)
(Gain) loss on sale of real estate owned, including lower of amortized cost or fair value adjustments	(8)	8
Depreciation and amortization	2	2
Mark-to-market on debt designated at fair value and related derivatives	37	68
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	(38)	(460)
Net change in other assets	(1)	(9)
Net change in other liabilities	(25)	83
Other, net	13	(36)
Cash used in operating activities – continuing operations	(17)	(470)
Cash used in operating activities – discontinued operations	(21)	(9)
Cash used in operating activities	(38)	(479)
Cash flows from investing activities
Net change in short-term securities available-for-sale	—	80
Net change in securities purchased under agreements to resell	1,698	(1,115)
Net change in interest bearing deposits with banks	—	968
Receivables:
Net collections	477	885
Proceeds from sales of real estate owned	181	142
Purchases of properties and equipment	(1)	(1)
Cash provided by investing activities – continuing operations	2,355	959
Cash provided by investing activities – discontinued operations	—	215
Cash provided by investing activities	2,355	1,174

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Three Months Ended March 31,	2014	2013
	(in millions)
Cash flows from financing activities
Debt:
Net change in due to affiliates	(1)	(1)
Long-term debt retired	(2,224)	(471)
Shareholders’ dividends	(32)	(32)
Cash used in financing activities – continuing operations	(2,257)	(504)
Cash provided by (used in) financing activities – discontinued operations	—	—
Cash used in financing activities	(2,257)	(504)
Net change in cash	60	191
Cash at beginning of period(1)	198	397
Cash at end of period(2)	$258	$588
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$88	$170
Transfer of receivables to held for sale	254	—

(1)	Cash at beginning of period includes $23 million and $200 million for discontinued operations as of January 1, 2014 and 2013, respectively.

(2)	Cash at end of period includes $21 million and $43 million for discontinued operations as of March 31, 2014 and 2013, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	9	Accumulated Other Comprehensive Loss	25
2	Discontinued Operations	9	10	Pension and Other Postretirement Benefits	26
3	Securities Purchased Under Agreements to Resell	11	11	Related Party Transactions	27
4	Receivables	11	12	Business Segments	29
5	Credit Loss Reserves	15	13	Variable Interest Entities	30
6	Receivables Held for Sale	17	14	Fair Value Measurements	31
7	Fair Value Option	19	15	Litigation and Regulatory Matters	37
8	Derivative Financial Instruments	21	16	New Accounting Pronouncements	38

1.	Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC” and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant losses recognized in recent years and the challenges we anticipate with respect to a sustained return to profitability on a continuing operations basis under prevailing and forecasted economic conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund continuing operations.
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

2012 Discontinued Operations:
Insurance On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries to Enstar for $153 million in cash and recorded a gain at sale of $21 million ($13 million after-tax), which is reflected in the table below.
There were no assets or liabilities in our discontinued Insurance operations at either March 31, 2014 or December 31, 2013. The following table summarizes the operating results of our discontinued Insurance business for the periods presented:

Three Months Ended March 31,	2014	2013
	(in millions)
Net interest income and other revenues(1)	$—	$72
Income from discontinued operations before income tax	—	13

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

Commercial In the second quarter of 2012, we began reporting our Commercial business in discontinued operations as there were no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. At March 31, 2014 and December 31, 2013, assets of our Commercial business totaled $64 million and $63 million, respectively. Liabilities of our Commercial business totaled $1 million at December 31, 2013. There were no liabilities in our Commercial business at March 31, 2014. The following table summarizes the operating results of our discontinued Commercial business for the periods presented:

Three Months Ended March 31,	2014	2013
	(in millions)
Net interest income and other revenues	$2	$1
Income from discontinued operations before income tax	1	1
2011 Discontinued Operations:
Card and Retail Services On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value. Under the terms of the agreement, interests in facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon were sold or transferred to Capital One, although we entered into site-sharing arrangements for certain of these locations for a period of time. Our Card and Retail Services business is reported in discontinued operations.
The following table summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

Three Months Ended March 31,	2014	2013
	(in millions)
Net interest income and other revenues	$—	$—
Loss from discontinued operations before income tax(1)	(12)	(133)

(1)
For the three months ended March 31, 2014 and 2013, the amounts include expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One. We expect costs associated with the separation of the credit card operational infrastructure to continue through the remainder of 2014. Additionally for the three months ended March 31, 2013, the amount includes an incremental expense of $100 million recorded based on actions taken and actions planned to be taken in connection with an industry review of enhancement services products.

Assets and liabilities of our discontinued Card and Retail Services business, which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet, consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Cash	$21	$23
Other assets(1)	88	79
Assets of discontinued operations	$109	$102

Other liabilities(2)	$98	$102
Liabilities of discontinued operations	$98	$102

(1)	At March 31, 2014 and December 31, 2013, other assets primarily consists of current and deferred taxes.

(2)	At March 31, 2014 and December 31, 2013, other liabilities primarily consists of certain legal accruals.

HSBC Finance Corporation

3.	Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("Resale Agreements") are treated as collateralized financing transactions and are carried on our balance sheet at the amount advanced plus accrued interest with a balance of $5.2 billion and $6.9 billion at March 31, 2014 and December 31, 2013, respectively, all of which were purchased from HSBC Securities (USA) Inc. ("HSI"). The market value of the collateral subject to the Resale Agreements is regularly monitored and additional collateral is obtained or provided when appropriate.

4.	Receivables

Receivables consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Real estate secured:
First lien	$22,599	$23,568
Second lien	2,882	3,016
Total real estate secured receivables	25,481	26,584
Accrued interest income and other	842	862
Credit loss reserve for receivables	(2,997)	(3,273)
Total receivables, net	$23,326	$24,173
Deferred origination fees, net of costs, totaled $175 million and $183 million at March 31, 2014 and December 31, 2013, respectively, and are included in the receivable balance. Net unamortized premium on our receivables totaled $92 million and $102 million at March 31, 2014 and December 31, 2013, respectively.
Collateralized funding transactions  Secured financings previously issued under public trusts with a balance of $2,073 million at March 31, 2014 are secured by $3,899 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $2,200 million at December 31, 2013 were secured by $4,020 million of closed-end real estate secured receivables.
Age Analysis of Past Due Receivables The following tables summarize the past due status of our receivables at March 31, 2014 and December 31, 2013. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age.

	Past Due		Total Past Due		Total Receivables(2)
March 31, 2014	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$1,783	$1,342	$3,125	$19,474	$22,599
Second lien	192	176	368	2,514	2,882
Total real estate secured receivables	$1,975	$1,518	$3,493	$21,988	$25,481

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2013	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$2,462	$1,538	$4,000	$19,568	$23,568
Second lien	249	192	441	2,575	3,016
Total real estate secured receivables	$2,711	$1,730	$4,441	$22,143	$26,584

HSBC Finance Corporation

(1)	Receivables less than 30 days past due are presented as current.

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

	March 31, 2014	December 31, 2013
	(in millions)
Nonaccrual receivable portfolios:
Real estate secured(1)	$1,544	$1,769
Receivables held for sale(2)	1,584	1,422
Total nonaccrual receivables(3)	$3,128	$3,191

(1)
At March 31, 2014 and December 31, 2013, nonaccrual real estate secured receivables held for investment include $681 million and $639 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
For a discussion of the movements between the components of nonaccrual receivables, see Note 6, "Receivables Held for Sale," which includes discussion of the formal program introduced in the second quarter of 2013 to transfer receivables (meeting pre-determined criteria) to held for sale when the receivable is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies.

(3)
Nonaccrual receivables do not include receivables totaling $1,054 million and $953 million at March 31, 2014 and December 31, 2013, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

The following table provides additional information on our total nonaccrual receivables:

Three Months Ended March 31,	2014	2013
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$93	$199
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period	8	14
Troubled Debt Restructurings  Troubled debt restructurings ("TDR Loans") represent receivables for which the original contractual terms have been modified to provide for terms that are at less than a market rate of interest for new receivables because of deterioration in the borrower’s financial status.
Modifications for real estate secured and personal non-credit card receivables may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive for a period of time in future periods. By lowering the interest rate and making other changes to the loan terms, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Re-aging is an account management action that results in the resetting of the contractual delinquency status of an account to current which generally requires the receipt of two qualifying payments. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rate which generally results in a higher reserve requirement for these loans. The portion of the credit loss reserves on TDR Loans that is associated with the discounting of cash flows is released from credit loss reserves over the life of the TDR Loan.

HSBC Finance Corporation

The following table presents information about receivables and receivables held for sale which as a result of any account management action taken during the three months ended March 31, 2014 and 2013 became classified as TDR Loans.

Three Months Ended March 31,	2014	2013
	(in millions)
Real estate secured:
First lien	$225	$458
Second lien	28	51
Real estate secured receivables held for sale	19	38
Total real estate secured	272	547
Personal non-credit card receivables held for sale(1)	—	28
Total(2)	$272	$575

(1)	As discussed more fully in Note 7, "Receivables Held for Sale," in our 2013 Form 10-K, we sold our personal non-credit card receivable portfolio on April 1, 2013.

(2)	The following table summarizes the actions taken during the three months ended March 31, 2014 and 2013 which resulted in the above receivables being classified as a TDR Loan.

Three Months Ended March 31,	2014	2013
	(in millions)
Interest rate modification	$244	$219
Re-age of past due account	28	356
Total	$272	$575
Receivables and receivables held for sale reported as TDR Loans consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
TDR Loans:(1)(2)
Real estate secured:
First lien(4)	$10,380	$10,633
Second lien(4)	1,024	1,047
Real estate secured receivables held for sale(3)	1,651	1,392
Total real estate secured TDR Loans	$13,055	$13,072

Credit loss reserves for TDR Loans:(5)
Real estate secured:
First lien	$2,099	$2,294
Second lien	345	360
Total credit loss reserves for real estate secured TDR Loans(3)	$2,444	$2,654

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

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

HSBC Finance Corporation

	March 31, 2014	December 31, 2013
	(in millions)
Real estate secured:
First lien	$10,729	$10,983
Second lien	1,168	1,188
Real estate secured receivables held for sale	2,776	2,587
Total real estate secured	$14,673	$14,758
At March 31, 2014 and December 31, 2013, the unpaid principal balances reflected above include $207 million and $92 million, respectively, which has received a reduction in the unpaid principal balance as part of an account management action.

(3)	There are no credit loss reserves associated with receivables classified as held for sale as they are carried at the lower of amortized cost or fair value.

(4)
At March 31, 2014 and December 31, 2013, TDR Loans held for investment totaling $637 million and $604 million, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	Included in credit loss reserves.
The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the three months ended March 31, 2014 and 2013.

Three Months Ended March 31,	2014	2013
	(in millions)
Real estate secured:
First lien	$142	$308
Second lien	17	36
Real estate secured receivables held for sale	16	32
Total real estate secured	175	376
Personal non-credit card receivables held for sale(1)	—	21
Total	$175	$397

(1)	As discussed more fully in Note 7, "Receivables Held for Sale," in our 2013 Form 10-K, we sold our personal non-credit card receivable portfolio on April 1, 2013.
The following table provides additional information relating to TDR Loans, including TDR Loans held for sale:

Three Months Ended March 31,	2014	2013
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$11,990	$14,730
Second lien	1,035	1,190
Total real estate secured	13,025	15,920
Personal non-credit card	—	574
Total average balance of TDR Loans	$13,025	$16,494
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$206	$242
Second lien	25	28
Total real estate secured	231	270
Personal non-credit card	—	40
Total interest income recognized on TDR Loans	$231	$310

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
Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

	March 31, 2014		December 31, 2013
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien	$1,928	8.53%	$2,387	10.13%
Second lien	243	8.43	275	9.12
Real estate secured receivables held for sale	1,630	67.36	1,473	71.96
Total real estate secured	$3,801	13.62%	$4,135	14.44%
Nonperforming The following table summarizes the status of receivables and receivables held for sale:

	Accruing Loans	Nonaccrual Loans(3)	Total
	(in millions)
At March 31, 2014
Real estate secured(1)(2)	$23,937	$1,544	$25,481
Receivables held for sale	836	1,584	2,420
Total	$24,773	$3,128	$27,901
At December 31, 2013
Real estate secured(1)(2)	$24,815	$1,769	$26,584
Receivables held for sale	625	1,422	2,047
Total	$25,440	$3,191	$28,631

(1)
At March 31, 2014 and December 31, 2013, nonaccrual real estate secured receivables held for investment include $681 million and $639 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
At March 31, 2014 and December 31, 2013, nonaccrual real estate secured receivables held for investment include $1,076 million and $1,245 million, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

(3)
Nonaccrual loans do not include receivables totaling $1,054 million and $953 million at March 31, 2014 and December 31, 2013, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

Troubled debt restructurings  See discussion of TDR Loans above for further details on this credit quality indicator.

5.	Credit Loss Reserves

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the three months ended March 31, 2014 and 2013:

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Three Months Ended March 31, 2014:
Credit loss reserve balance at beginning of period	$2,777	$496	$—	$3,273
Provision for credit losses	(24)	30	(4)	2
Net charge-offs:
Charge-offs(2)	(248)	(63)	—	(311)
Recoveries	21	8	4	33
Total net charge-offs	(227)	(55)	4	(278)
Credit loss reserve balance at end of period	$2,526	$471	$—	$2,997
Reserve components:
Collectively evaluated for impairment	$414	$125	$—	$539
Individually evaluated for impairment(1)	2,060	345	—	2,405
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	51	1	—	52
Receivables acquired with deteriorated credit quality	1	—	—	1
Total credit loss reserves	$2,526	$471	$—	$2,997
Receivables:
Collectively evaluated for impairment	$11,924	$1,850	$—	$13,774
Individually evaluated for impairment(1)	9,789	978	—	10,767
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	876	51	—	927
Receivables acquired with deteriorated credit quality	10	3	—	13
Total receivables	$22,599	$2,882	$—	$25,481
Three Months Ended March 31, 2013:
Credit loss reserve balance at beginning of period	$3,867	$740	$—	$4,607
Provision for credit losses	16	40	(32)	24
Net charge-offs:
Charge-offs	(301)	(98)	—	(399)
Recoveries	29	12	32	73
Total net charge-offs	(272)	(86)	32	(326)
Other	8	—	—	8
Credit loss reserve balance at end of period	$3,619	$694	$—	$4,313
Reserve components:
Collectively evaluated for impairment	$615	$206	$—	$821
Individually evaluated for impairment(1)	2,846	486	—	3,332
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	153	1	—	154
Receivables acquired with deteriorated credit quality	5	1	—	6
Total credit loss reserves	$3,619	$694	$—	$4,313
Receivables:
Collectively evaluated for impairment	$15,241	$2,275	$—	$17,516
Individually evaluated for impairment(1)	10,968	1,125	—	12,093
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	2,240	66	—	2,306
Receivables acquired with deteriorated credit quality	12	3	—	15
Total receivables	$28,461	$3,469	$—	$31,930

(1)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to

HSBC Finance Corporation

these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $637 million and $1,728 million at March 31, 2014 and 2013, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $39 million and $107 million at March 31, 2014 and 2013, respectively. These credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during three months ended March 31, 2014 that were carried at the lower of amortized cost or fair value of the collateral less cost to sell and recognized the existing credit loss reserves on these receivables as additional charge-off totaling $20 million during three months ended March 31, 2014.

6.	Receivables Held for Sale

Real Estate Secured Receivables Real estate secured receivables held for sale which are carried at the lower of amortized cost or fair value totaled $2,420 million and $2,047 million at March 31, 2014 and December 31, 2013, respectively.
As discussed in prior filings, during the second quarter of 2013, we adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the three months ended March 31, 2014, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $439 million at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $342 million for the three months ended March 31, 2014. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor would incorporate a number of assumptions in predicting future cash flows, such as differences in overall cost of capital assumptions, which may result in a lower estimate of fair value for the cash flows associated with the receivables. Accordingly, during the three months ended March 31, 2014 we recorded a lower of amortized cost or fair value adjustment of $60 million associated with the newly transferred loans, all of which was attributable to non-credit related factors as these receivables were already carried at the lower of amortized cost or fair value of the collateral less cost to sell and was recorded as a component of total other revenues in the consolidated statement of income.
We expect that receivables held for sale at March 31, 2014 will be sold in multiple transactions generally over the next 15 months or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. Accordingly, based on the projected timing of loan sales and the expected flow of foreclosure volume into REO over the next 15 months, a portion of the real estate secured receivables classified as held for sale will ultimately become REO. As a result, a portion of the fair value adjustment on receivables held for sale may be reversed in earnings over time. This estimate of fair value is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity. During the three months ended March 31, 2014 and 2013, we transferred a portion of our real estate secured receivable portfolio held for sale with a carrying value of $70 million and $112 million, respectively, to REO after obtaining title to the underlying collateral and reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $4 million and $33 million, respectively. Additionally, during the three months ended March 31, 2014 and 2013, we completed short sales on real estate secured receivables with a carrying value of $11 million and $35 million, respectively. As a result of these short sales, we reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $1 million and $9 million during the three months ended March 31, 2014 and 2013, respectively, as the agreed price was higher than the carrying value.

HSBC Finance Corporation

Receivable Held for Sale Activity During the Period The following table summarizes the activity in receivables held for sale during the three months ended March 31, 2014:

Three Months Ended March 31,	2014
(in millions)
Real estate secured receivables held for sale at beginning of period	$2,047
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	171
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(81)
Change in real estate secured receivable balance, including collections	29
Transfer of real estate secured receivables into held for investment at the lower of amortized cost or fair value(1)	(8)
Transfer of first lien real estate secured receivables into held for sale at the lower of amortized cost or fair value(2)	262
Real estate secured receivables held for sale at end of period(3)	$2,420

(1)
During the first quarter of 2014, we identified a small pool of receivables held for sale which did not meet our criteria to be classified as held for sale. As a result we transferred these receivables to held for investment at the lower of amortized cost or fair value.

(2)	The lower of amortized cost or fair value adjustment on receivables transferred into held for sale during the three months ended March 31, 2014 totaled $60 million.

(3)	Net of a valuation allowance of $165 million at March 31, 2014. The following table provides a rollforward of our valuation allowance for the three months ended March 31, 2014:

Three Months Ended March 31,	2014
(in millions)
Balance at beginning of period	$329
Initial valuation allowance for receivables transferred to held for sale during the period	60
Release of valuation allowance resulting from improvements in fair value	(171)
Valuation allowance on receivables transferred to held for investment	(4)
Change in of valuation allowance for collections, loans sold, charged-off, transferred to REO or short sale	(49)
Balance at end of period	$165

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment recorded in provision for credit losses and other revenues during the three months ended March 31, 2014 and 2013:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
	Fair Value	REO	Short Sales	Total
	(in millions)
(Income)/Expense:
Three Months Ended March 31, 2014:
Lower of amortized cost or fair value adjustments recorded as a component of:
Other revenues:
Initial lower of amortized cost or fair value adjustment	$60	$—	$—	$60
Subsequent to initial transfer to held for sale	(176)	4	1	(171)
Total recorded through other revenues	(116)	4	1	(111)
Lower of amortized cost or fair value adjustment	$(116)	$4	$1	$(111)
Three Months Ended March 31, 2013:
Lower of amortized cost or fair value adjustments recorded as a component of:
Other revenues:
Initial lower of amortized cost or fair value adjustment	$—	$—	$—	$—
Subsequent to initial transfer to held for sale	(412)	(33)	(9)	(454)
Total recorded through other revenues	(412)	(33)	(9)	(454)
Lower of amortized cost or fair value adjustment	$(412)	$(33)	$(9)	$(454)
During the three months ended March 31, 2014, we reversed $176 million of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the relative fair value of the real estate secured receivables held for sale as conditions in the housing industry have continued to show improvement in the first quarter of 2014 due to modest improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.
During the three months ended March 31, 2013, we reversed $494 million of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the relative fair value of the real estate secured receivables held for sale during 2013 largely due to improved conditions in the housing industry. During the first quarter of 2013, the fair value of the personal non-credit card receivables held for sale decreased by $82 million, reflecting the excess of the interest and fee income on the loans over the fees received from the Purchasers as the sale agreement called for interest and fees on the loans to pass to the Purchasers after December 31, 2012 in return for a cost of carry and servicing fee to be paid to the seller.

7.	Fair Value Option

We have elected to apply fair value option (“FVO”) reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. The following table summarizes fixed rate debt issuances accounted for under FVO:

	March 31, 2014	December 31, 2013
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$7,338	$8,025
Due to affiliates	504	496
Total fixed rate debt accounted for under FVO	$7,842	$8,521

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$7,281	$7,942

Fixed rate long-term debt not accounted for under FVO	$6,291	$7,083

HSBC Finance Corporation

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $247 million and $245 million at March 31, 2014 and December 31, 2013, respectively.

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
The following table summarizes the components of the gain on debt designated at fair value and related derivatives for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31,	2014	2013
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$36	$86
Credit risk component	(16)	(41)
Total mark-to-market on debt designated at fair value	20	45
Mark-to-market on the related derivatives(1)	(57)	(113)
Net realized gains on the related derivatives	68	84
Gain on debt designated at fair value and related derivatives	$31	$16

(1)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related expense associated with debt designated at fair value was a loss of $2 million and a gain of $110 million for the three months ended March 31, 2014 and 2013, respectively. Offsetting gains (losses) recorded in derivative related expense associated with the related derivatives was and a gain of $2 million and a loss of $110 million for the three months ended March 31, 2014 and 2013, respectively.

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $561 million and $581 million at March 31, 2014 and December 31, 2013, respectively.
The change in the fair value of the debt and the change in value of the related derivatives during the three months ended March 31, 2014 and 2013 reflects the following:

•
Interest rate curve – During the three months ended March 31, 2014, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Rising long-term interest rates during the three months ended March 31, 2013 resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative in the year-ago period. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•	Credit – Our secondary market credit spreads tightened during the three months ended March 31, 2014 and 2013 on overall positive economic news.
Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2014 should not be considered indicative of the results for any future periods.

HSBC Finance Corporation

8.	Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC North America Asset Liability Committee (“HSBC North America ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board. Additionally, our Risk Management Committee receives regular reports on our interest rate and liquidity risk positions in relation to the established limits. In accordance with the policies and strategies established by HSBC North America ALCO, in the normal course of business, we enter into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used as economic hedges to manage risk.
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
Credit Risk  By utilizing derivative financial instruments, we are exposed to counterparty credit risk. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We manage the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. We utilize an affiliate, HSBC Bank USA, National Association ("HSBC Bank USA") as the primary provider of derivative products. We have never suffered a loss due to counterparty failure.
At both March 31, 2014 and December 31, 2013, all of our existing derivative contracts are with HSBC subsidiaries, making them our sole counterparty in derivative transactions. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliates to provide collateral to us of $721 million and $811 million at March 31, 2014 and December 31, 2013, respectively, all of which was received in cash. These amounts are offset against the fair value

HSBC Finance Corporation

amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At March 31, 2014 and December 31, 2013, we had derivative contracts with a notional amount of $14.5 billion and $16.5 billion, respectively, all of which is outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.
To manage our exposure to changes in interest rates, we entered into interest rate swap agreements and currency swaps which have been designated as cash flow hedges under derivative accounting principles, or are treated as non-qualifying hedges. We currently utilize the long-haul method to assess effectiveness of all derivatives designated as hedges.
The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of our exposure. The table below presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated balance sheet.

	March 31, 2014		December 31, 2013
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges
Interest rate swaps	$14	$(121)	$16	$(138)
Currency swaps	260	(22)	255	(28)
Cash flow hedges	274	(143)	271	(166)

Non-qualifying hedge activities
Derivatives not designated as hedging instruments
Interest rate swaps	23	(238)	24	(171)
Currency swaps	—	—	—	—
Derivatives not designated as hedging instruments	23	(238)	24	(171)

Derivatives associated with debt carried at fair value
Interest rate swaps	232	—	270	—
Currency swaps	524	—	542	—
Derivatives associated with debt carried at fair value	756	—	812	—
Total derivatives	1,053	(381)	1,107	(337)
Less: Gross amounts offset in the balance sheet(2)	1,053	(381)	1,107	(337)
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$—	$—	$—

(1)	All of our derivatives are bilateral over-the-counter ("OTC") derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral received as of March 31, 2014 and December 31, 2013 of $721 million and $811 million, respectively. At March 31, 2014 and December 31, 2013, we did not have any financial instrument collateral received/posted.

(3)	At March 31, 2014 and December 31, 2013, we had not received any cash or financial instruments not subject to an enforceable master netting agreement.
Fair Value Hedges  In the first quarter of 2013, we terminated all of our active fair value hedge positions to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC USA Inc. in December 2012. Prior to the first quarter of 2013, fair value hedges included interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. We recorded fair value adjustments to the carrying value of our debt for fair value hedges which increased the debt balance by $1 million and $5 million at March 31, 2014 and December 31, 2013, respectively.

HSBC Finance Corporation

During the three months ended March 31, 2014 and 2013, there were neither any gains or losses recorded on any derivatives or related hedged items in the consolidated statement of income as we terminated all of our active fair value hedge positions in the first quarter of 2013 as discussed above.
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $83 million and $97 million at March 31, 2014 and December 31, 2013, respectively. We expect $58 million ($37 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings.
The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2014	2013		2014	2013		2014	2013
	(in millions)
Interest rate swaps	$13	$42	Interest expense	$—	$(1)	Derivative related income	$—	$2
Currency swaps	4	15	Interest expense	(3)	(5)	Derivative related income	5	14
			Derivative loss recognized on termination of hedges	—	(199)
Total	$17	$57		$(3)	$(205)		$5	$16
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
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended March 31,
		2014	2013
		(in millions)
Interest rate contracts	Derivative related expense	$(95)	$83
Total		$(95)	$83
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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended March 31,
		2014	2013
		(in millions)
Interest rate contracts	Gain on debt designated at fair value and related derivatives	$3	$(1)
Currency contracts	Gain on debt designated at fair value and related derivatives	8	(28)
Total		$11	$(29)
Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	March 31, 2014	December 31, 2013
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$1,959	$3,256
Currency swaps	2,248	2,277
	4,207	5,533
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	3,699	3,699
Currency swaps	—	—
	3,699	3,699
Derivatives associated with debt carried at fair value:
Interest rate swaps	3,682	4,343
Currency swaps	2,892	2,892
	6,574	7,235
Total	$14,480	$16,467
The decrease in the notional amount of our derivative contracts at March 31, 2014 as compared with December 31, 2013 reflects maturities of approximately $2.0 billion.

During the first quarter of 2013, we terminated $1.0 billion of cash flow hedge positions. As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to an affiliate, HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX, which is a related but unconsolidated entity, which issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. In October 2013, U.S. Regulators published a final rule in the Federal Register implementing the Basel III capital framework under which the trust preferred securities will no longer qualify as Tier I capital. In anticipation of these changes as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, in the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to income of $199 million of unrealized losses previously accumulated in other comprehensive income during the first quarter of 2013.

HSBC Finance Corporation

9.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

Three Months Ended March 31,	2014	2013
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(97)	$(358)
Other comprehensive income for period:
Net gains arising during period, net of tax of $5 million and $20 million, respectively	12	36
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $73 million, respectively(2)	2	132
Total other comprehensive income for period	14	168
Balance at end of period	(83)	(190)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	—	115
Other comprehensive income (loss) for period:
Reclassification adjustment for losses realized in net income, net of tax of $- million and $(62) million, respectively(1)	—	(115)
Total other comprehensive income (loss) for period	—	(115)
Balance at end of period	—	—
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	—	1
Other comprehensive income (loss) for period:
Reclassification adjustment for gains realized in net income, net of tax of $- million and $(1) million, respectively(1)	—	(1)
Total other comprehensive income (loss) for period	—	(1)
Balance at end of period	—	—
Pension and postretirement benefit plan liability:
Balance at beginning and end of period	(11)	(26)
Foreign currency translation adjustments:
Balance at beginning of period	—	11
Other comprehensive income (loss) for period:
Translation losses, net of tax of $- million and $(1) million, respectively	—	(5)
Reclassification adjustment for gains realized in net income, net of tax of $- million and $(9) million, respectively(2)	—	(15)
Total other comprehensive income (loss) for period	—	(20)
Balance at end of period	—	(9)
Total accumulated other comprehensive loss at end of period	$(94)	$(225)

(1)	The amounts reclassified during the three months ended March 31, 2014 and 2013 are included in loss from discontinued operations in our consolidated statement of income.

(2)	See the tables below for the components of the amounts reclassified during the three months ended March 31, 2014 and 2013 into income and location in our consolidated statement of income.

HSBC Finance Corporation

The following table provides additional information related to the amounts classified into the consolidated statement of income out of accumulated other comprehensive loss during the three months ended March 31, 2014 and 2013.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(1)	Affected Line Item in the Statement of Income
	(in millions)
Three Months Ended March 31, 2014:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(3)	Interest expense
Total before tax	(3)
Tax benefit	(1)
Net of tax	$(2)

Three Months Ended March 31, 2013:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(6)	Interest expense
Derivative loss recognized on termination of hedge relationship	(199)	Derivative related expense
Total before tax	(205)
Tax benefit	(73)
Net of tax	$(132)

(1)	Amounts in parenthesis indicate expenses recognized in the consolidated statement of income.

10.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plan The components of pension expense for the defined benefit pension plan recorded in our consolidated statement of income and shown in the table below reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the “HSBC North America Pension Plan” or the “Plan”) which has been allocated to us.

Three months ended March 31,	2014	2013
	(in millions)
Service cost – benefits earned during the period	$1	$2
Interest cost on projected benefit obligation	13	14
Expected return on assets	(14)	(18)
Recognized losses	6	11
Pension expense	$6	$9
During the first quarter of 2014, an additional contribution of $74 million was made to the Plan.
Postretirement Plans Other Than Pensions The components of net periodic benefit cost for our postretirement plans other than pension are as follows:

Three months ended March 31,	2014	2013
	(in millions)
Service cost – benefits earned during the period	$—	$—
Interest cost	2	2
Net periodic postretirement benefit cost	$2	$2

HSBC Finance Corporation

11.	Related Party Transactions

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

	March 31, 2014	December 31, 2013
	(in millions)
Assets:
Cash	$236	$172
Securities purchased under agreements to resell(1)	5,226	6,924
Other assets	140	86
Total assets	$5,602	$7,182
Liabilities:
Due to affiliates(2)	$8,749	$8,742
Other liabilities	(66)	51
Total liabilities	$8,683	$8,793

(1)
Securities under an agreement to resell are purchased from HSI and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances as well as HSBC's ownership of our subordinated debt and excludes preferred stock.

Three Months Ended March 31,	2014	2013
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$1	$1
Interest expense paid to HSBC affiliates(1)	(80)	(139)
Net interest income (loss)	$(79)	$(138)
Gain (loss) on FVO debt with affiliate	$(8)	$3
Servicing and other fees from HSBC affiliates	8	7
Support services from HSBC affiliates	(60)	(68)
Stock based compensation expense with HSBC(2)	(1)	(2)

(1)
Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management hedges related to non-affiliated debt.

(2)
Employees participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in Salary and employee benefits in our consolidated statement of income. Employees also participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America which are discussed in Note 10, “Pension and Other Postretirement Benefits.”

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

HSBC Finance Corporation

	March 31, 2014	December 31, 2013
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$4,300	$4,300
HSBC USA Inc.	3,012	3,012
HSBC Holdings plc (includes $504 million and $496 million at March 31, 2014 and December 31, 2013 carried at fair value, respectively)	827	820
HSBC North America Holdings Inc.	600	600
HSBC Asia Holdings BV	10	10
Due to affiliates	$8,749	$8,742
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries - We have various debt agreements with maturities between 2014 and 2016.
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted revolving credit agreement with HSBC USA Inc. which expires during the fourth quarter of 2014. The credit agreement allows for borrowings with maturities of up to 15 years. Of the amounts outstanding at March 31, 2014, $512 million matures in September 2017, $1.5 billion matures in January 2018 and $1.0 billion matures in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion at March 31, 2014 which matures in 2021. Of this amount, HSBC Holdings plc holds $827 million.
HSBC North America Holdings Inc. - We have a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035.
HSBC Asia Holdings BV - We have two $5 million loan agreements with maturity dates in 2014 and 2015.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either March 31, 2014 or December 31, 2013:

•	$1.0 billion committed revolving credit facility with HSBC USA Inc. was available at March 31, 2014 and December 31, 2013. This credit facility expires in May 2017;

•	$100 million committed revolving credit facility with HSBC Investments (Bahamas) Limited was available at December 31, 2013. This facility matured in April 2014 and was not renewed; and

•	$455 million, 364-day uncommitted revolving credit facility with HSBC North America was available at March 31, 2014 and December 31, 2013.
As discussed more fully in Note 15, "Litigation and Regulatory Matters," in November 2013, we obtained a surety bond to secure a stay of execution of the partial judgment in the Jaffe litigation pending the outcome of our appeal in the Jaffe litigation. This surety bond has been guaranteed by HSBC North America and we pay HSBC North America an annual fee for providing the guarantee which is included as a component of interest expense paid to HSBC affiliates. Guarantee fees for the three months ended March 31, 2014 totaled $1 million.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our sole counterparty in derivative transactions. The notional amount of derivative contracts outstanding with HSBC Bank USA totaled $14.5 billion and $16.5 billion at March 31, 2014 and December 31, 2013, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements at March 31, 2014 and December 31, 2013 with HSBC Bank USA required HSBC Bank USA to provide collateral to us of $721 million and $811 million, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement. See Note 8, “Derivative Financial Instruments,” for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, during the fourth quarter of 2010, we issued 1,000 shares of Series C preferred stock to HSBC Investments (North America) Inc. ("HINO") for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $22 million and $22 million for the three months ended March 31, 2014 and 2013, respectively.

HSBC Finance Corporation

Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $944 million and $1.0 billion at March 31, 2014 and December 31, 2013, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

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

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. While these businesses are operating in run-off, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our 2013 Form 10-K.
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

HSBC Finance Corporation

A summary of differences between U.S. GAAP and IFRSs as they impact our results are presented in Note 18, "Business Segments," in our 2013 Form 10-K. There have been no significant changes since December 31, 2013 in the differences between U.S. GAAP and IFRSs impacting our results.
The following table reconciles our IFRSs segment results to the U.S. GAAP consolidated totals:

	IFRSs Consumer Segment Totals	IFRSs Adjustments(1)	IFRSs Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2014:
Net interest income	$372	$(75)	$(65)	$232
Other operating income (Total other revenues)	(84)	105	61	82
Total operating income (loss)	288	30	(4)	314
Loan impairment charges (Provision for credit losses)	118	(116)	—	2
Net interest income and other operating income less loan impairment charges	170	146	(4)	312
Operating expenses	216	5	(4)	217
Profit (loss) before tax	$(46)	$141	$—	$95
Balances at end of period:
Customer loans (Receivables)	$27,283	$(1,770)	$(32)	$25,481
Assets	37,152	(1,639)	—	35,513

Three Months Ended March 31, 2013:
Net interest income	$636	$(159)	$(83)	$394
Other operating income (Total other revenues)	(199)	462	91	354
Total operating income (loss)	437	303	8	748
Loan impairment charges (Provision for credit losses)	319	(295)	—	24
Net interest income and other operating income less loan impairment charges	118	598	8	724
Operating expenses	255	5	8	268
Profit (loss) before tax	$(137)	$593	$—	$456
Balances at end of period:
Customer loans (Receivables)	$36,021	$(4,050)	$(41)	$31,930
Assets	46,941	(2,208)	—	44,733

(1)	IFRSs Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described in Note 18, "Business Segments," in the 2013 Form 10-K.

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and IFRSs.

13.	Variable Interest Entities

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
The assets and liabilities of these consolidated secured financing VIEs consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$2	$—	$—	$—
Receivables, net:
Real estate secured receivables	3,899	—	4,020	—
Accrued interest income and other	156	—	156	—
Credit loss reserves	(535)	—	(556)	—
Receivables, net	3,520	—	3,620	—
Other liabilities	—	(33)	—	(41)
Long-term debt	—	2,073	—	2,200
Total	$3,522	$2,040	$3,620	$2,159
The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
Unconsolidated VIEs As of March 31, 2014 and December 31, 2013, all of our unconsolidated VIEs, which relate to investments in certain partnerships, are reported within our discontinued operations. We do not have any unconsolidated VIEs within continuing operations.

14.	Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focus on an exit price that would be received to sell an asset or paid to transfer a liability in the principal market (or in the absence of the principal market, the most advantageous market) accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). Where required by the applicable accounting standards, assets and liabilities are measured at fair value using the “highest and best use” valuation premise. Fair value measurement guidance clarifies that financial instruments do not have alternative use and, as such, the fair value of financial instruments should be determined using an “in-exchange” valuation premise. However, the fair value measurement literature provides a valuation exception and permits an entity to measure the fair value of a group of financial assets and financial liabilities with offsetting credit risk and/or market risks based on the exit price it would receive or pay to transfer the net risk exposure of a group of assets or liabilities if certain conditions are met. We have not elected to make fair value adjustments to a group of derivative instruments with offsetting credit and market risks.
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

HSBC Finance Corporation

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
Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at March 31, 2014 and December 31, 2013.

HSBC Finance Corporation

	March 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$237	$237	$237	$—	$—
Securities purchased under agreements to resell	5,226	5,226	—	5,226	—
Real estate secured receivables(1):
First lien	20,779	18,089	—	—	18,089
Second lien	2,547	1,391	—	—	1,391
Total real estate secured receivables	23,326	19,480	—	—	19,480
Receivables held for sale	2,383	2,420	—	902	1,518
Due from affiliates	140	140	—	140	—
Financial liabilities:
Due to affiliates carried at fair value	504	504	—	504	—
Due to affiliates not carried at fair value	8,245	8,449	—	8,449	—
Long-term debt carried at fair value	7,338	7,338	—	7,338	—
Long-term debt not carried at fair value	11,255	11,796	—	9,840	1,956

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$175	$175	$175	$—	$—
Securities purchased under agreements to resell	6,924	6,924	—	6,924	—
Real estate secured receivables(1):
First lien	21,514	18,577	—	—	18,577
Second lien	2,659	1,418	—	—	1,418
Total real estate secured receivables	24,173	19,995	—	—	19,995
Receivables held for sale	2,047	2,047	—	—	2,047
Due from affiliates	86	86	—	86	—
Financial liabilities:
Due to affiliates carried at fair value	496	496	—	496	—
Due to affiliates not carried at fair value	8,246	8,369	—	8,369	—
Long-term debt carried at fair value	8,025	8,025	—	8,025	—
Long-term debt not carried at fair value	12,814	13,301	—	11,232	2,069

(1)
The carrying amount of receivables presented in the table above reflects the amortized cost of the receivable, including any accrued interest, less credit loss reserves as well as any charge-offs recorded in accordance with our existing charge-off policies.

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2014 and December 31, 2013 reflect these market conditions. The increase in the relative fair value of real estate secured receivables since December 31, 2013 reflects the conditions in the housing industry which have continued to show improvement in the first

HSBC Finance Corporation

quarter of 2014 due to modest improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
March 31, 2014
Derivative financial assets:
Interest rate swaps	$—	$269	$—	$—	$269
Currency swaps	—	784	—	—	784
Derivative netting	—	—	—	(1,053)	(1,053)
Total derivative financial assets	—	1,053	—	(1,053)	—
Total assets	$—	$1,053	$—	$(1,053)	$—
Due to affiliates carried at fair value	$—	$(504)	$—	$—	$(504)
Long-term debt carried at fair value	—	(7,338)	—	—	(7,338)
Derivative related liabilities:
Interest rate swaps	—	(359)	—	—	(359)
Currency swaps	—	(22)	—	—	(22)
Derivative netting	—	—	—	381	381
Total derivative related liabilities	—	(381)	—	381	—
Total liabilities	$—	$(8,223)	$—	$381	$(7,842)
December 31, 2013
Derivative financial assets:
Interest rate swaps	$—	$310	$—	$—	$310
Currency swaps	—	797	—	—	797
Derivative netting	—	—	—	(1,107)	(1,107)
Total derivative financial assets	—	1,107	—	(1,107)	—
Total assets	$—	$1,107	$—	$(1,107)	$—
Due to affiliates carried at fair value	$—	$(496)	$—	$—	$(496)
Long-term debt carried at fair value	—	(8,025)	—	—	(8,025)
Derivative related liabilities:
Interest rate swaps	—	(309)	—	—	(309)
Currency swaps	—	(28)	—	—	(28)
Derivative netting	—	—	—	337	337
Total derivative related liabilities	—	(337)	—	337	—
Total liabilities	$—	$(8,858)	$—	$337	$(8,521)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 or 2013.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014 or 2013.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

HSBC Finance Corporation

	Non-Recurring Fair Value Measurements as of March 31, 2014				Total Gains (Losses) for the Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$902	$1,518	$2,420	$111
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	927	—	927	(163)
Real estate owned(2)	—	288	—	288	(20)
Total assets at fair value on a non-recurring basis	$—	$2,117	$1,518	$3,635	$(72)

	Non-Recurring Fair Value Measurements as of March 31, 2013				Total Gains (Losses) for the Three Months Ended March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$—	$—	$3,407	$3,407	$536
Personal non-credit card(3)	—	2,947	—	2,947	(82)
Total receivables held for sale	—	2,947	3,407	6,354	454
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	2,306	—	2,306	(227)
Real estate owned(2)	—	271	—	271	(17)
Total assets at fair value on a non-recurring basis	$—	$5,524	$3,407	$8,931	$210

(1)	Total gains (losses) for the three months ended March 31, 2014 and 2013 includes amounts recorded on receivables that were subsequently transferred to held for sale.

(2)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(3)
Our personal non-credit card portfolio held for sale was classified as Level 2 at March 31, 2013. This portfolio of receivables was sold on April 1, 2013 as discussed more fully in Note 7, "Receivables Held for Sale," in our 2013 Form 10-K.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of March 31, 2014 and December 31, 2013:

	Fair Value				Range of Inputs
Financial Instrument Type	Mar. 31, 2014	Dec. 31, 2013	Valuation Technique	Significant Unobservable Inputs	March 31, 2014			December 31, 2013
	(in millions)
Receivables held for sale carried at fair value:
Real estate secured	$1,518	$2,047	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	95%	0%	-	93%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	8%	6%	-	10%

(1)
The majority of the real estate secured receivables held for sale consider collateral value, among other items, in determining fair value. Collateral values are based on the most recently available broker's price opinion and the collateral loss severity rates averaged 21 percent and 21 percent at March 31, 2014 and December 31, 2013, respectively. In the current market conditions, investors also take into consideration the fact that the most recently available broker's price opinion may not capture all of the home price appreciation due to the timing of the receipt of the opinion.

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

The following supplements should be read together with the disclosure in Note 22, "Litigation and Regulatory Matters," in our 2013 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2013 Form 10-K are reported herein.
In addition to the matters described below, and in our 2013 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted from time to time, as appropriate, in light of additional information. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. We currently are subject to a partial final judgment entered in October 2013 in the Securities Litigation (Jaffe v. Household International, Inc., et al. (N.D. Ill. No. 02 C5893)) in the amount of $2.5 billion, plus pre-judgment interest at the Prime Rate. Claims totaling approximately $527 million, prior to the imposition of pre-judgment interest, also remain pending that are still subject to objections not ruled on by the district court. Although the partial final judgment is on appeal, if the Appeals Court rejects or only partially accepts our arguments, the amount of damages in the action, based upon that judgment, the application of pre-judgment interest at the Prime Rate as ordered by the district court, and other pending claims, may lie in a range from a relatively insignificant amount to an amount up to or exceeding $3.5 billion. We continue to maintain a reserve for this matter in an amount that represents management's current estimate of probable losses.
Litigation - Continuing Operations
Securities Litigation  The appeal to the Court of Appeals for the Seventh Circuit in the Jaffe matter has been fully briefed and the oral argument is currently scheduled for May 29, 2014.
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
The various U.S. HSBC defendants entered into a Memorandum of Understanding in the Lopez v. HSBC Bank USA, N.A., et al. (S.D. Fla 13-CV-21104) action to settle hazard lender-placed insurance claims on behalf of a nationwide class comprised of borrowers “who, from January 1, 2005 to the present, were charged by HSBC defendants as assureds or additional assureds under a hazard lender placed insurance policy for residential property.” The settlement pays claims of class members, on a claims made basis, based on a formula, as well as class plaintiffs’ attorneys’ fees and costs of administration, with an overall cap of $32 million for all payments. This settlement does not include claims related to lender-placed flood insurance, such as those asserted in the Montanez, et al. v. HSBC Mortgage Corporation (USA), et al. (E.D. Pa. No. 11-CV-4074) and Weller, et al. v. HSBC Mortgage Services, Inc., et al. (D. Col. No. 13-CV-00185) actions. The Southern District of Florida granted preliminary approval of the settlement on March 24, 2014. The settlement is subject to final approval by the court.
Litigation - Discontinued Operations
Credit Card Litigation  To date, opt-out merchants have filed 35 opt-out suits in either state or federal court, including one, Speedy Stop Food Stores LLC v. Visa Inc. (Tex. Dist. Ct., Victoria City, No. 13-10-75377-A), that names certain HSBC entities as defendants. Most of these opt-out suits have been transferred to the consolidated multi-district litigation, MDL1720. Pursuant to the MDL

HSBC Finance Corporation

1720 Sharing Agreements, certain HSBC entities are responsible for a pro rata portion of any judgment or settlement amount awarded in actions consolidated into MDL 1720.
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) On March 28, 2014, defendants, including the HSBC defendants who have been served as of that date (HSBC Bank USA and HSBC Finance), filed a motion to dismiss.
Debt Cancellation Litigation The court in State of New Mexico ex rel Gary King, Attorney General, v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., and HSBC Bank USA, N.A., granted in part the HSBC defendants’ motion to dismiss, including that portion of the motion seeking dismissal of the Attorney General’s claims under the New Mexico Unfair Practices Act. The only remaining claims are those asserted under Regulation Z, as promulgated under the Dodd-Frank Act, which do not seek consumer relief.
County of Cook v HSBC North America Holdings Inc., et al. (N.D. Ill. Case No. 1:14-cv-2031). On March 21, 2014, Cook County, Illinois (the county in which the city of Chicago is located) filed an action pursuant to the Fair Housing Act against HSBC North America and certain subsidiaries that is substantially similar to the lawsuit filed by the counties of DeKalb, Fulton and Cobb in Georgia. In this action, as in DeKalb County, et al. v. HSBC North America Holdings Inc., et al., the plaintiff asserts that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. An amended complaint was filed on March 31, 2014. The action is at an early stage.

16.	New Accounting Pronouncements

Unrecognized Tax Benefits In July 2013, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update that provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists in the same tax jurisdiction. The standard requires an entity to present the unrecognized tax benefit as a reduction of the deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. However, the standard requires an entity to present an unrecognized tax benefit on the balance sheet as a liability if certain conditions are met. We adopted this guidance on January 1, 2014. The adoption of this guidance did not have an impact on our unrecognized tax benefit liability.
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

HSBC Finance Corporation

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain matters discussed throughout this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the United States Securities and Exchange Commission ("SEC"), in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements.
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

•	changes in laws and regulatory requirements;

•	extraordinary government actions as a result of market turmoil;

•	capital and liquidity requirements under Basel III, and Comprehensive Capital Analysis and Review ("CCAR");

•	changes in central banks' policies with respect to the provision of liquidity support to financial markets;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors;

•	damage to our reputation;

•	the ability to retain key employees;

•	our ability to meet our funding requirements;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards;

•	changes to our mortgage servicing and foreclosure practices;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	our inability to wind down our real estate secured receivable portfolio at the same rate as in recent years;

•
additional costs and expenses due to representations and warranties made in connection with loan sale transactions that may require us to repurchase the loans and/or indemnify private investors for losses due to breaches of these representations and warranties;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

HSBC Finance Corporation

•	additional financial contribution requirements to the HSBC North America Holdings Inc. (“HSBC North America”) pension plan;

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").
Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement to reflect subsequent circumstances or events. You should, however, consider any additional disclosures of a forward-looking nature that arise after the date hereof as may be discussed in any of our subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Executive Overview

Organization and Basis of Reporting  HSBC Finance Corporation and its subsidiaries are indirect wholly owned subsidiaries of HSBC North America, which is an indirect, wholly owned subsidiary of HSBC Holdings plc (“HSBC” and, together with its subsidiaries, "HSBC Group"). HSBC Finance Corporation and its subsidiaries may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as “we”, “us”, or “our”.
The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion of these operations.
Current Environment  The U.S. economy continued its gradual recovery during the first quarter of 2014. Consumer confidence, however, declined during the first quarter of 2014 as severe winter weather across many parts of the United States and continuing high gasoline prices dampened consumer sentiment. In March 2014, the Federal Reserve Board announced a further reduction in its bond buying stimulus program and updated its guidance on short-term interest rates, putting less weight on the unemployment rate and indicating that it would look at ‘a broad range of economic indicators’ in deciding when to start raising short-term interest rates.
While the economy continued to add jobs in the first quarter of 2014, the pace of new job creation continued to be well short of the pace needed to significantly reduce the number of long-term unemployed. The unemployment rate in the U.S. remained flat during the quarter at 6.7 percent as more people began to look for work, although a significant number of U.S. residents are no longer looking for work and are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, volatility in energy prices, credit market volatility including the ability to resolve various global financial issues and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, will continue to impact our results in 2014 and beyond.
While the housing market in the U.S. continues to recover, the strength of the recovery varies by market. However, the impact of servicers resuming foreclosure activities and the listing of the underlying properties for sale along with increases in mortgage interest rates could slow down future price gains. In addition, certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve.
Business Focus  As discussed in prior filings, we have adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the three months ended March 31, 2014, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $439 million at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $342 million during the three months ended March 31, 2014. As a result of the transfer of these receivables to held for sale, during the three months ended March 31, 2014 we recorded a lower of amortized cost or fair value adjustment of $60 million to reduce the carrying value of the newly transferred loans, all of which was attributable to non-credit related factors (e.g. interest rates, market liquidity and

HSBC Finance Corporation

differences in overall cost of capital assumptions) and was recorded as a component of total other revenues in the consolidated statement of income. We currently expect additional real estate secured receivables with an aggregate carrying amount of approximately $750 million could be transferred to held for sale during the remainder of 2014 as we anticipate that during the year they will be written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies and therefore meet our criteria to be considered held for sale. We believe credit losses related to these receivables are substantially covered by our existing credit loss reserves. However, based on the current fair value of our existing receivables held for sale portfolio, the lower of amortized cost or fair value adjustment for non-credit related factors on these receivables could be in the range of $120 million to $140 million. Our estimate of both the volume of loans which will be transferred to held for sale as they become 180 days past due as well as the fair value adjustment required for the aforementioned pool of loans is influenced by factors outside our control such as changes in default rates, estimated costs to obtain properties, home prices and investors' required returns amongst others. There is uncertainty inherent in these estimates making it reasonably possible that they could be significantly different as factors impacting the estimates continually evolve.
During the three months ended March 31, 2014, we reversed $176 million of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the fair value of the real estate secured receivables held for sale as conditions in the housing industry have continued to show improvement in the first quarter of 2014 due to modest improvements in property values as well as lower required market yields and increased investor demand for these types of receivables. As noted in the preceding paragraph, these fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. Accordingly, the improving trend in the fair value of receivables held for sale that began in 2013 and has continued during the first quarter of 2014 should not be considered indicative of fair value changes in future periods as deterioration in these factors would likely require increases to our valuation allowance in future periods.
At March 31, 2014, the fair value of the real estate secured receivables held for sale totaled $2,420 million. We expect that receivables held for sale at March 31, 2014 will be sold in multiple transactions generally over the next 15 months. If the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold.
See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding receivables held for sale.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio held for investment, which totaled $25,481 million at March 31, 2014, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile. In light of the current economic conditions and mortgage industry trends, our loan prepayment rates have slowed when compared with historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be approximately $18 billion by the end of 2016. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of refinancing alternatives as well as the impact of a continued elongated foreclosure process.
We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, outstanding debt levels or cost structure in support of HSBC's strategic priorities. We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies in an effort to create a more sustainable cost structure. Since 2011, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives which have resulted in workforce reductions. Our focus on cost optimization is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.
During the second quarter of 2014, we entered into an agreement to outsource the servicing of our REO portfolio to a third party which we believe will result in a more efficient process for servicing our REO portfolio. The servicing will be transferred over time and we anticipate the transfer will be completed by the end of 2014. Although we are transferring the servicing activities to a third-party, the REO portfolio will remain on our balance sheet.
On May 1, 2014, we sold a pool of real estate secured receivables to a third-party investor with an aggregate unpaid principal balance of $1,260 million (aggregate carrying value of $890 million) at the time of sale. Aggregate cash consideration for these real estate secured receivables totaled $890 million. We incurred a loss on these transactions of approximately $9 million which will be recorded during the second quarter of 2014, primarily reflecting transaction fees.

HSBC Finance Corporation

Performance, Developments and Trends  The following table sets forth selected financial highlights of HSBC Finance Corporation for the three months ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013.

Three Months Ended March 31,	2014	2013
	(dollars are in millions)
Income from continuing operations	$112	$304
Return on average assets ("ROA"), annualized	1.2%	2.7%
Return on average common shareholder's equity ("ROE"), annualized	5.8	21.6
Net interest margin, annualized(1)	2.70	3.67
Consumer net charge-off ratio, annualized(2)	4.28	4.02
Efficiency ratio(1)(3)	69.1	35.8

	March 31, 2014	December 31, 2013
	(dollars are in millions)
Real estate secured receivables(4)	$25,481	$26,584
Credit loss reserves(2)	2,997	3,273
Two-months-and-over contractual delinquency ratio for real estate secured receivables held for investment(2)	8.52%	10.01%

(1)	See "Results of Operations" for a detailed discussion of trends in our net interest margin and efficiency ratio.

(2)	See "Credit Quality" for a detailed discussion of trends in credit loss reserve levels as well as delinquency and charge-off ratios.

(3)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.

(4)	See "Receivables Review" for a detailed discussion of changes in real estate secured receivable levels.
We reported net income of $106 million during the three months ended March 31, 2014 compared with a net income of $226 million during the year-ago period. Income from continuing operations was $112 million during the three months ended March 31, 2014 compared with income from continuing operations of $304 million during the year-ago period. We reported income from continuing operations before taxes of $95 million during the three months ended March 31, 2014 compared with income from continuing operations before taxes of $456 million during the year-ago period. Our results in both periods were impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option which distorts comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income (loss) from continuing operations before income tax for all periods presented.

Three Months Ended March 31,	2014	2013
	(in millions)
Income from continuing operations before income tax, as reported	$95	$456
Fair value movement on own fair value option debt attributable to credit spread	16	41
Underlying income from continuing operations before income tax(1)	$111	$497

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of fair value movement on fair value option debt attributable to credit spread as presented in the table above, underlying income from continuing operations before tax during the three months ended March 31, 2014 declined $386 million compared with the three months ended March 31, 2013. The decrease reflects significantly lower other revenues driven by significantly higher reversals in the prior year quarter of the lower of amortized cost or fair value adjustment on receivables held for sale and lower net interest income, partially offset by lower operating expenses and lower provisions for credit losses.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Receivables Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.

HSBC Finance Corporation

Our return on average common shareholder’s equity (“ROE”) was 5.8 percent for the three months ended March 31, 2014 compared with 21.6 percent for the three months ended March 31, 2013. Our return on average assets (“ROA”) was 1.2 percent for the three months ended March 31, 2014 compared with 2.7 percent for the three months ended March 31, 2013. ROE and ROA declined during the three months ended March 31, 2014 as compared with the prior year period due to lower net income during the three months ended March 31, 2014 as discussed above.
Funding and Capital  During the three months ended March 31, 2014 and 2013, we did not receive any capital contributions from HSBC Investments (North America) Inc. ("HINO"). During the three months ended March 31, 2014, we retired $2,224 million of term debt as it matured. The maturing debt cash requirements were met through funding from cash generated from operations, including receivable sales and other balance sheet attrition, and liquidation of short term investments. The balance sheet dynamics described above continue to have an impact on our liquidity and risk management processes. Continued success in reducing the size of our receivable portfolios through sales of pools of real estate secured receivables will be the primary driver of our liquidity during the remainder of 2014. However, lower cash flow as a result of declining receivable balances may not provide sufficient cash to fully repay maturing debt over the next four to five years. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support. Any required incremental funding has been integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA Inc. or through direct support from HSBC or its affiliates.
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
International Financial Reporting Standards  Because HSBC reports financial information in accordance with International Financial Reporting Standards (“IFRSs”) and IFRSs operating results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). All purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation for both U.S. GAAP and IFRSs. The following table reconciles our net income on a U.S. GAAP basis to a net gain (loss) on an IFRSs basis:

HSBC Finance Corporation

Three Months Ended March 31,	2014	2013
	(in millions)
Net income – U.S. GAAP basis	$106	$226
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on loans held for sale	(138)	(416)
Loan impairment	32	29
Tax valuation allowances	20	—
Loss on sale of Insurance business	—	(92)
Loan origination cost deferrals	4	3
Interest recognition	(1)	—
Present value of long term insurance contracts	—	1
Pension and other postretirement benefit costs	—	4
Other	2	(4)
Net income (loss) – IFRSs basis	25	(249)
Tax benefit – IFRSs basis	81	128
Loss before tax – IFRSs basis	$(56)	$(377)
A summary of differences between U.S. GAAP and IFRSs as they impact our results are presented in our 2013 Form 10-K. There have been no significant changes since December 31, 2013 in the differences between U.S. GAAP and IFRSs impacting our results.
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures  For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent U.S. GAAP basis financial measures, see “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures.”

Receivables Review

The following table summarizes receivables and receivables held for sale at March 31, 2014 and increases (decreases) since December 31, 2013:

		Increases (Decreases) From
		December 31, 2013
	March 31, 2014	$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$22,599	$(969)	(4.1)%
Second lien	2,882	(134)	(4.4)
Total real estate secured receivables held for investment(1)(2)	$25,481	$(1,103)	(4.1)%

Receivables held for sale:
First lien real estate secured receivables held for sale(3)	$2,420	$373	18.2%

(1)
At March 31, 2014 and December 31, 2013, real estate secured receivables held for investment includes $927 million and $879 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)
As discussed below, as a result of the transfer of certain real estate secured receivables to held for sale during the three months ended March 31, 2014, the trend for changes in receivable balances between March 31, 2014 and December 31, 2013 reflects more than the change in the underlying receivables.

(3)
See Note 6, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured receivables held for sale balances between periods.

HSBC Finance Corporation

Real estate secured receivables held for investment  The decrease since December 31, 2013 reflects the continued liquidation of the real estate secured receivable portfolio which will continue going forward as well as the transfer of real estate secured receivables to held for sale with a carrying value prior to transfer of approximately $342 million during the three months ended March 31, 2014. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which adversely impacts our provision for credit losses. The following table presents LTV ratios for our real estate secured receivable portfolio held for investment as of March 31, 2014 and December 31, 2013. The improvement in LTV ratios since December 31, 2013 reflects the improvements in home prices during the quarter.

	LTV Ratios (1)(2)(3)
	March 31, 2014		December 31, 2013
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	43%	16%	41%	15%
80% ≤ LTV < 90%	18	12	18	12
90% ≤ LTV < 100%	17	17	17	17
LTV ≥ 100%	22	55	24	56
Average LTV for portfolio	83	101	84	103
Average LTV for LTV>100%	113	118	114	120

(1)
LTV ratios for first liens are calculated using the receivable balance, excluding any accrued interest income, as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies). LTV ratios for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property's appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency's (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may significantly differ from the estimated values used for purposes of this disclosure.

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPI's available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the March 31, 2014 and December 31, 2013 information in the table above reflects current estimated property values using HPIs as of December 31, 2013 and September 30, 2013, respectively.

(3)	Excludes the purchased receivable portfolios which totaled $798 million and $831 million at March 31, 2014 and December 31, 2013, respectively.
Receivables held for sale  Receivables held for sale totaled $2,420 million at March 31, 2014 compared with $2,047 million at December 31, 2013. The increase since December 31, 2013 reflects the transfer of additional real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies into receivables held for sale with a fair value of approximately $262 million at the time transfer during the three months ended March 31, 2014 as discussed above. The increase also reflects an increase in the fair value of the real estate receivables held for sale during the three months ended March 31, 2014. The increases were partially offset by short sales of receivables held for sale which occurred during the three months ended March 31, 2014 and the transfer of receivables held for sale to REO. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

HSBC Finance Corporation

Real Estate Owned

The following table provides quarterly information regarding our REO properties:

	Quarter Ended
	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Number of REO properties at end of period	2,912	4,149	4,599	3,984	3,242
Number of properties added to REO inventory in the period	1,125	2,008	2,727	2,659	2,130
Average loss (gain) on sale of REO properties(1)	(.6)%	(.2)%	.4%	.1%	3.4%
Average total loss on foreclosed properties(2)	51.5%	51.9%	51.2%	50.3%	52.5%
Average time to sell REO properties (in days)	156	157	150	150	160

(1)
Property acquired through foreclosure is initially recognized at the lower of amortized cost or fair value of the collateral less estimated costs to sell (“Initial REO Carrying Amount”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Amount divided by the unpaid loan principal balance prior to write-down (excluding any accrued interest income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to our taking title to the property and does not include holding costs on REO properties. This ratio represents the portion of our total loss on foreclosed properties that occurred after we took title to the property.

(2)
The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid loan principal balance prior to write-down (excluding any accrued interest income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to the date we took title to the property and does not include holding costs on REO properties.

As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. As of March 31, 2014, we have resumed processing suspended foreclosure actions in substantially all states and have referred substantially all of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states. The number of REO properties at March 31, 2014 declined as we added fewer properties to REO inventory during the three months ended March 31, 2014 as many of the receivables for which the underlying property had been in the process of foreclosure, were sold in December 2013. The number of REO properties added to inventory during the remainder of 2014 will continue to be impacted by our receivable sale program as many of the properties currently in the process of foreclosure will be sold prior to our taking title and, to a lesser extent, will be impacted by the extended foreclosure timelines.
The average loss on sale of REO properties and the average total loss on foreclosed properties for the first quarter of 2014 were essentially flat as compared with the prior quarter.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  The following table summarizes net interest income and net interest margin for the three months ended March 31, 2014 and 2013:

Three months ended March 31,	2014	%(1)	2013	%(1)
	(dollars are in millions)
Interest income	$506	5.90%	$773	7.19%
Interest expense	274	3.20	379	3.52
Net interest income	$232	2.70%	$394	3.67%

(1)	% Columns: comparison to average interest-earning assets.

HSBC Finance Corporation

Net interest income decreased during the three months ended March 31, 2014 due to the following:

•
Average receivable levels decreased largely as a result of the sale of our portfolio of personal non-credit card receivables on April 1, 2013 as well as real estate secured receivable liquidation, including receivable sales subsequent to March 31, 2013.

•
Overall receivable yields decreased during the three months ended March 31, 2014 as a result of a significant shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as a result of the sale of our higher yielding personal non-credit card receivable portfolio on April 1, 2013 and continued run-off in our second lien real estate secured receivables portfolio. While overall receivable yields decreased as compared with the prior year quarter, receivable yields in our real estate secured receivable portfolio improved during the three months ended March 31, 2014 due to lower levels of nonaccrual receivables.

•	Interest expense decreased resulting from lower average borrowings and lower average rates.
Net interest margin was 2.70 percent for the three months ended March 31, 2014 compared with 3.67 percent for the three months ended March 31, 2013. The decrease in net interest margin for the three months ended March 31, 2014 was driven by the lower overall receivable yields largely due to the sale of our higher yielding personal non-credit card receivable portfolio on April 1, 2013 as discussed above, partially offset by a lower cost of funds as a percentage of average interest earning assets. The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

	2014
	(dollars are in millions)
Net interest income/net interest margin from prior year quarter	$394	3.67%
Impact to net interest income resulting from:
Lower asset levels	(206)
Receivable yields	(68)
Cost of funds (rate and volume)	104
Other	8
Net interest income/net interest margin for current quarter	$232	2.70%
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
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

Three Months Ended March 31,	2014	2013
	(in millions)
Provision for credit losses:
Real estate secured	$6	$56
Personal non-credit card	(4)	(32)
Total	$2	$24
Our provision for credit losses decreased during the three months ended March 31, 2014 as compared with the three months ended March 31, 2013 as discussed below.

•
The provision for credit losses for real estate secured loans significantly improved reflecting the impact of lower loss estimates due to lower receivable levels and improved credit quality, including lower dollars of delinquency on accounts less than 180 days contractually delinquent as compared with the prior year quarter. The improvement also reflects the transfer of certain real estate secured receivables to held for sale subsequent to March 31, 2013. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The improvement in the provision for credit losses also reflects lower new troubled debt restructure ("TDR Loan") volumes and lower reserve requirements on TDR Loans resulting from improvements in loss and severity estimates based on recent trends in the portfolio.

•
The provision for credit losses for personal non-credit card receivables for both the three months ended March 31, 2014 and 2013 reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were

HSBC Finance Corporation

not transferred to held for sale because there were no receivable balances outstanding. Additionally, the three months ended March 31, 2013 includes $10 million of cash proceeds received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables.
Net charge-offs totaled $278 million for the three months ended March 31, 2014 compared with $326 million for the three months ended March 31, 2013. The decrease in net charge-offs during the three months ended March 31, 2014 reflects lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices since March 31, 2013. The decrease also reflects the impact of the transfer of certain real estate secured receivables to held for sale subsequent to March 31, 2013 as there are no longer any charge-offs associated with the receivables after the transfer to held for sale which impacts comparability between the periods. See “Credit Quality” for further discussion of our net charge-offs.
Credit loss reserves at March 31, 2014 decreased as compared with December 31, 2013 as the provision for credit losses was lower than net charge-offs by $276 million during the three months ended March 31, 2014. The decrease compared with December 31, 2013 reflects lower reserve requirements on TDR Loans, lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at March 31, 2014 due to lower new TDR Loan volumes as well as the impact of continuing improvements in loss and severity estimates based on recent trends in the portfolio. The decrease also reflects the transfer to held for sale of additional real estate secured receivables during the three months ended March 31, 2014 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $20 million during the three months ended March 31, 2014 and was recognized as an additional charge-off at the time of the transfer to held for sale. See “Credit Quality” for further discussion of credit loss reserves.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Derivative related expense	$(90)	$(100)	$10	10.0%
Gain on debt designated at fair value and related derivatives	31	16	15	93.8%
Servicing and other fees from HSBC affiliates	8	7	1	14.3%
Lower of amortized cost or fair value adjustment on receivables held for sale	111	454	(343)	(75.6)%
Other income	22	(23)	45	*
Total other revenues	$82	$354	$(272)	(76.8)%

*	Not meaningful
Derivative related expense includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles, ineffectiveness on derivatives which are qualifying hedges and, for the three months ended March 31, 2013, a derivative loss recognized on the termination of hedges on certain debt as discussed more fully below. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related expense for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31,	2014	2013
	(in millions)
Net realized losses	$(26)	$(27)
Mark-to-market on derivatives which do not qualify as effective hedges	(69)	110
Hedge accounting ineffectiveness	5	16
Derivative loss recognized on termination of hedges	—	(199)
Total	$(90)	$(100)
As previously discussed, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At March 31, 2014, we had $3.1 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges

HSBC Finance Corporation

under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. Our non-qualifying hedges at March 31, 2014 are primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 10.1 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they economically lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets when considered in conjunction with variable rate borrowings.
Derivative related expense improved slightly during the three months ended March 31, 2014. The year-ago period was impacted by a derivative loss of $199 million recognized on the termination of hedges on certain debt as discussed more fully below. Excluding this item from the year-ago period, derivative related expense deteriorated during three months ended March 31, 2014 as a result of falling long-term interest rates during the first quarter of 2014 which had a negative impact on the mark-to-market for this portfolio of swaps. Rising long-term interest rates during the first quarter of 2013 had a positive impact on the mark-to-market for this portfolio of swaps. Net realized losses were essentially flat during the three months ended March 31, 2014 as compared with the prior year quarter. Ineffectiveness during the three months ended March 31, 2014 and 2013 was primarily related to our cross currency cash flow hedges that are approaching maturity.
As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX, which is a related but unconsolidated entity, issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. In October 2013, U.S. Regulators published a final rule in the Federal Register implementing the Basel III capital framework under which the trust preferred securities will no longer qualify as Tier I capital. In anticipation of these changes as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, in the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to income of $199 million of unrealized losses previously accumulated in other comprehensive income during the three months ended March 31, 2013.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related expense for the three months ended March 31, 2014 or any prior periods should not be considered indicative of the results for any future periods.
Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. The improvement in the first quarter of 2014 relates primarily to lower losses from tighter credit spreads in comparison to the prior year quarter. See Note 7, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates were essentially flat as compared with the year-ago quarter.
Lower of amortized cost or fair value adjustment on receivables held for sale during the three months ended March 31, 2014 totaled income of $111 million primarily reflecting an increase in the fair value of the real estate receivables held for sale during 2014 which included a partial offset of $60 million related to the initial transfer of additional real estate secured receivables to held for sale during the three months ended March 31, 2014 at the lower of amortized cost or fair value. As previously discussed, conditions in the housing industry have continued to show improvement in the first quarter of 2014 due to modest improvements in property values as well as lower required market yields and increased investor demand for these types of receivables. These fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. All of the reduction in fair value of $60 million related to the transfer of additional real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell to held for sale during the three months ended March 31, 2014 as discussed above, was attributable to non-credit related factors. There were no receivables transferred to held for sale during the three months ended March 31, 2013. See Note 6, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Other income was income of $22 million during the three months ended March 31, 2014 compared with a loss of $23 million in the year-ago quarter as the current quarter included a net decrease in the estimated repurchase liability recorded through earnings primarily related to the personal non-credit card receivable portfolio sold on April 1, 2013 while the year-ago quarter included an increase in the estimated repurchase liability recorded through earnings as reflected in the table below.
Our reserve for potential repurchase liability represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all of our loan sales. Our repurchase liability exposure at March

HSBC Finance Corporation

31, 2014 of $82 million primarily relates to receivables sold by Decision One in previous years. Because the level of loan repurchase losses are dependent upon investor strategies for bringing claims or pursuing legal action for losses incurred, the level of the liability for loan repurchase losses requires significant judgment. The following table summarizes the changes in our reserve for potential repurchase liability related to all of our loan sales:

Three Months Ended March 31,	2014	2013
	(in millions)
Balance at beginning of period	$116	$36
(Decrease) increase in liability recorded through earnings	(16)	25
Realized losses	(18)	—
Balance at end of period	$82	$61
As we have limited information of the losses incurred by investors, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $62 million at March 31, 2014 related to claims that have been filed.
Operating Expenses  Compliance costs continued to be a significant component of our operating expenses totaling $11 million during the three months ended March 31, 2014 compared with $35 million during the year-ago period primarily within other servicing and administrative expenses. While compliance related costs remain elevated as compared with historical periods, due to the remediation requirements and continuing compliance of the Federal Reserve Servicing Consent Order, our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review has positively impacted our compliance cost trends.
The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which have not necessarily declined in line with the run-off of our loan portfolio, which will continue in future periods.

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$56	$64	$(8)	(12.5)%
Occupancy and equipment expenses, net	9	9	—	—%
Real estate owned expenses	12	22	(10)	(45.5)%
Other servicing and administrative expenses	80	105	(25)	(23.8)%
Support services from HSBC affiliates	60	68	(8)	(11.8)%
Operating expenses	$217	$268	$(51)	(19.0)%
Salaries and employee benefits decreased during the three months ended March 31, 2014 due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease also reflects the impact of the conversion of the personal non-credit card receivables to the purchaser's system on September 1, 2013 which also resulted in the transfer of over 200 employees to the purchaser as discussed more fully in Note 6, "Receivables Held for Sale." These decreases were partially offset by increased staffing associated with the transfer of additional employees to HSBC Finance Corporation who had previously been centralized in North America and whose salary and employee benefits were previously allocated to us but primarily support the activities of HSBC Finance Corporation. Beginning on January 1, 2014, the salary and employee benefits related to these additional employees are now reported within HSBC Finance Corporation.
Occupancy and equipment expenses, net were flat during the three months ended March 31, 2014.
Real estate owned expenses decreased during the three months ended March 31, 2014 due to lower losses on sales of REO property as a result of improvements in home prices as compared with the prior year period.
Other servicing and administrative expenses decreased during the three months ended March 31, 2014 reflecting lower fees for consulting services as a result of our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review. The decrease also reflects continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Support services from HSBC affiliates decreased during the three months ended March 31, 2014 as support services from HSBC affiliates reflects lower technology and compliance support costs as well as the impact of additional employees who had previously

HSBC Finance Corporation

been centralized in North America and billed to HSBC Finance Corporation now being reported within salaries and employee benefits of HSBC Finance Corporation effective January 1, 2014 as discussed above.
Efficiency Ratio from continuing operations was 69.1 percent during the three months ended March 31, 2014 compared with 35.8 percent during the three months ended March 31, 2013. Our efficiency ratio from continuing operations in both periods was impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option. Excluding this change in fair value attributable to credit spreads from the periods presented, our efficiency ratio remained higher during the three months ended March 31, 2014 as a result of lower other revenues during the current quarter as the prior year period benefited from a larger improvement in the fair value of real estate secured receivables held for sale. The efficiency ratio was also negatively impacted by lower net interest income, partially offset by lower operating expenses.
Income taxes The following table provides an analysis of the difference between effective income tax rates based on the total tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended March 31,	2014		2013
	(dollars are in millions)
Tax provision (benefit) at the U.S. federal statutory income tax rate	$33	35.0%	$160	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	1	1.1	4.9
Adjustment with respect to tax for prior periods(1)	6	6.3	(10)	(2.2)
Adjustment of tax rate used to value deferred taxes(2)	(52)	(54.7)	(5)	(1.1)
Change in valuation allowance reserves(3)	(4)	(4.2)	10	2.2
Uncertain tax reserves adjustments(4)	(3)	(3.2)	(5)	(1.1)
Other non-deductible/non-taxable items	(1)	(1.1)	—	—
Other	3	2.9	(2)	(.4)
Total income tax provision (benefit)	$(17)	(17.9)%	$152	33.3%

(1)
For 2014, the amount relates to changes in estimates in the amount of state income taxes deductible on the federal income tax return. For 2013, the amount relates to corrections to current and deferred tax balance sheet accounts and changes in estimates as a result of filing the federal and state income tax returns.

(2)	For 2014, the amount primarily relates to the effects of re-valuing our deferred tax assets for New York State Tax Reform that was enacted on March 31, 2014.

(3)	For 2014 and 2013, the amounts primarily relate to changes in valuation allowance reserves in states with net operating loss carryforward periods of 12 to 20 years.

(4)	For 2014 and 2013, the amounts primarily relate to the conclusion of state audits and expiration of state statutes of limitations.
On March 31, 2014, New York Governor Cuomo signed legislation overhauling New York’s corporate tax regime as well other significant tax changes. Most of these changes take effect for tax years beginning on or after January 1, 2015 and will have a significant and positive future economic impact on HSBC entities with activity taxed in New York State, including us. As a result, these changes have had an impact on our deferred taxes at March 31, 2014 and resulted in an increase to our net deferred tax asset of approximately $55 million.

Segment Results – IFRSs Basis

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. While these businesses are operating in run-off, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees. Our segment results are reported on a continuing operations basis. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our 2013 Form 10-K.
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

HSBC Finance Corporation

Consumer Segment  The following table summarizes the IFRSs results for our Consumer segment for the three months ended March 31, 2014 and 2013.

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$372	$636	$(264)	(41.5)%
Other operating income	(84)	(199)	115	57.8
Total operating income	288	437	(149)	(34.1)
Loan impairment charges	118	319	201	63.0
Net interest income and other operating income after loan impairment charges	170	118	52	44.1
Operating expenses	216	255	39	15.3
Income (loss) before tax	$(46)	$(137)	$91	66.4%
Net interest margin	4.36%	5.73%	—	—
Efficiency ratio	75.0	58.4	—	—
Return after-tax on average assets ("ROA")	.3	(.7)	—	—

Balances at end of period:
Customer loans	$27,283	$36,021	$(8,738)	(24.3)%
Loans held for sale(1)	956	3,455	(2,499)	(72.3)
Assets	37,152	46,941	(9,789)	(20.9)

(1)	On April 1, 2013, we completed the sale of our personal non-credit card loan portfolio which had been classified as held for sale and totaled $3,213 million at March 31, 2013.
Our Consumer segment reported a lower loss before tax during the three months ended March 31, 2014 as compared with the loss before tax during the year-ago period. The improvement reflects lower loan impairment charges, higher other operating income and lower operating expenses, partially offset by lower net interest income.
Loan impairment charges improved during the three months ended March 31, 2014 as discussed below:

•
The decrease in loan impairment charges for the real estate secured loan portfolio during the three months ended March 31, 2014 reflects lower levels of new impaired loans and lower loan balances outstanding as a result of continued liquidation of the portfolio including loan sales as well as lower loss estimates due to lower delinquency and loss severity levels as compared with the first quarter of 2013.

•	Loan impairment charges for personal non-credit card loans decreased during the three months ended March 31, 2014 as the portfolio was sold on April 1, 2013.
Loan impairment charges were $201 million lower than net charge-offs during the three months ended March 31, 2014 compared with loan impairment charges lower than net charge-offs of $222 million during the three months ended March 31, 2013. Loan impairment allowances decreased to $2,551 million at March 31, 2014 compared with $2,960 million at December 31, 2013 as a result of lower levels of new impaired loans as a result of lower loan levels and improved economic conditions, improvements in loss severity, lower delinquency levels and transfers of real estate secured loans to held for sale. During the three months ended March 31, 2014 real estate secured loans transferred to held for sale had loan impairment allowances totaling $161 million at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale.
As discussed previously, we have identified a pool of real estate secured loans we intend to sell, although only a portion of this pool of real estate secured loans currently qualifies for classification as held for sale under IFRSs at March 31, 2014. Assuming we had completed the sale of the entire pool of real estate secured loans held for sale under U.S. GAAP on March 31, 2014, based on market values at that time, we would have recorded a loss of approximately $75 million before consideration of transaction costs.

HSBC Finance Corporation

During April 2014, we commenced the active marketing to sell a further portion of our real estate secured loans. At that time, the sale was considered highly probable and these loans were classified as held for sale under IFRSs. As of March 31, 2014, the loans had an unpaid principal balance of approximately $320 million and a carrying amount before impairment allowance, but including the effect of write-downs, of approximately $220 million. We expect to complete the sale of these loans in the third quarter of 2014.
On May 1, 2014, we completed the sale of real estate secured receivables with an aggregate unpaid principal balance of $1,260 million (carrying value of $869 million after impairment allowance and including the effect of write-downs) at the time of sale to a third-party investor and expect to record a gain of approximately $12 million during the second quarter of 2014.
Net interest income decreased during the three months ended March 31, 2014 due to lower average loan levels as compared with the year-ago period primarily as a result of the sale of our portfolio of personal non-credit card loans on April 1, 2013 and certain real estate secured loan sales during 2013 and lower overall loan yields, partially offset by lower interest expense. Overall loan yields decreased during the three months ended March 31, 2014 as a result of the sale of our higher yielding personal non-credit card loan portfolio which resulted in a significant shift in mix to higher levels of lower yielding first lien real estate secured loans, partially offset by the impact of improved credit quality for real estate secured loans. Lower interest expense during the three months ended March 31, 2014 reflects lower average borrowings and a lower cost of funds. Net interest margin decreased during the three months ended March 31, 2014 reflecting the lower overall loan yields as discussed above, partially offset by the lower cost of funds as a percentage of average interest earning assets.
Other operating income improved during the three months ended March 31, 2014 as compared with the year-ago period. The following table summarizes significant components of other operating income for the periods presented:

Three Months Ended March 31,	2014	2013
	(in millions)
Trading loss(1)	$(90)	$(125)
Loss from debt designated at fair value	(30)	(71)
Other	36	(3)
Total other operating income	$(84)	$(199)

(1)
Trading loss primarily reflects activity on our portfolio of non-qualifying hedges and, for the first quarter of 2013, a derivative loss on the termination of a hedge relationship as well as provisions for mortgage loan repurchase obligations.

Trading loss improved during the three months ended March 31, 2014 as the prior year quarter included a $199 million derivative loss recognized on the termination of interest rate swaps associated with a hedge relationship. Excluding the impact of this item in the prior year quarter, trading loss deteriorated during the current quarter as a result of the impact of falling long-term interest rates on our non-qualifying hedges portfolio. Loss from debt designated at fair value improved during the three months ended March 31, 2014 primarily as a result of lower losses from tighter credit spreads in comparison to the prior year quarter. Other operating income also reflects a reduction in the estimated repurchase liability related to receivables sold in prior years as previously discussed as well as lower losses on sales of REO properties as a result of improvements in home prices.
Operating expenses decreased during the three months ended March 31, 2014 reflecting the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease also reflects lower fees for consulting services as a result of our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review.
The efficiency ratio deteriorated during the three months ended March 31, 2014 as the decrease in total operating income outpaced the decrease in operating expenses.
ROA improved during the three months ended March 31, 2014 primarily driven by lower loan impairment charges, higher other operating income and lower operating expenses and the impact of lower average assets.

HSBC Finance Corporation

Customer loans Customer loans for our Consumer segment consisted of the following:

	March 31, 2014	Increases (Decreases) From
		December 31, 2013
		$	%
	(dollars are in millions)
Real estate secured loans held for investment	$27,283	$(1,979)	(6.8)%
Real estate secured loans held for sale	956	956	100.0
Real estate secured held for investment and held for sale	$28,239	$(1,023)	(3.5)%
Real estate secured loans held for investment decreased to $27,283 million at March 31, 2014 as compared with $29,262 million at December 31, 2013. The decrease in our real estate secured loan portfolio reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed. During the three months ended March 31, 2014, a pool of real estate secured loans met the IFRSs criteria to be classified as held for sale with an unpaid principal balance of $1,433 million at the time of transfer.

Credit Quality

Credit Loss Reserves  We maintain credit loss reserves to cover probable incurred losses of principal, interest and fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. For loans which have been identified as TDR Loans, credit loss reserves are maintained based on the present value of expected future cash flows discounted at the loans' original effective interest rates. We estimate probable losses for consumer receivables which do not qualify as TDR Loans using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. Loans with different risk characteristics are typically segregated into separate models and may utilize different periods of time for estimating the period of a loss occurring and its confirmation. This analysis also considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy, or loans have been re-aged or are subject to modification. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months' data using the most recently available information. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts or modification arrangements. When customer account management policies or changes thereto shift loans that do not qualify as a TDR Loan from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts that do not qualify as a TDR Loan have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, the credit performance of modified loans, loan product features such as adjustable rate loans, the credit performance of second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.
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
Real estate secured receivable carrying amounts in excess of fair value less cost to sell are generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent. Values are determined based upon broker

HSBC Finance Corporation

price opinions or appraisals which are updated at least every 180 days. Typically, receivables written down to fair value of the collateral less cost to sell do not require credit loss reserves.
The table below sets forth credit loss reserves and credit loss reserve ratios for the periods indicated. The transfer of certain real estate secured receivables to held for sale during the three months ended March 31, 2014 has resulted in these receivables being carried at the lower of amortized cost or fair value and no longer have any associated credit loss reserves as previously discussed which impacts comparability between credit loss reserves and the related reserve ratios for March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(dollars are in millions)
Credit loss reserves:(1)(3)	$2,997	$3,273
Reserves as a percentage of:(2)(3)(4)
Receivables	10.5%	11.1%
Nonaccrual receivables	172.9	166.6

(1)
At March 31, 2014 and December 31, 2013, credit loss reserves includes $52 million and $52 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property as previously discussed.

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

	March 31, 2014	December 31, 2013
Reserves as a percentage of:
Receivables	10.7%	11.3%
Nonaccrual receivables	303.2	256.2

(3)
Reserves associated with accrued finance charges, which totaled $328 million and $326 million at March 31, 2014 and December 31, 2013, respectively, are reported within our total credit loss reserve balances noted above, although receivables, net charge-offs and nonaccrual receivables as reported generally exclude accrued finance charges. The credit loss reserve ratios presented in the table exclude any reserves associated with accrued finance charges.

(4)
Credit loss reserve ratios exclude receivables and nonaccrual receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

Credit loss reserves at March 31, 2014 decreased as compared with December 31, 2013 due to lower reserve requirements on TDR Loans, lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at March 31, 2014 due to lower levels of new TDR Loan volumes as well as the impact of improvements in loss and severity estimates based on recent trends in the portfolio. The decrease also reflects the transfer to held for sale of additional real estate secured receivables during the three months ended March 31, 2014 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $20 million during the three months ended March 31, 2014 and was recognized as an additional charge-off at the time of the transfer to held for sale.
At March 31, 2014, 82 percent of our credit loss reserves are associated with TDR Loans held for investment which total $10,767 million and are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves at March 31, 2014 and provisions for credit losses for TDR Loans for the three months ended March 31, 2014 should not be considered indicative of the results for any future periods.
In addition to TDR Loans, a portion of our real estate secured receivable portfolio held for investment is carried at the lower of amortized cost or fair value of the collateral less cost to sell. The following table summarizes these receivable components along with receivables collectively evaluated for impairment and receivables acquired with deteriorated credit quality and the associated credit loss reserves associated with each component:

HSBC Finance Corporation

	March 31, 2014		December 31, 2013
	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables
	(in millions)
Collectively evaluated for impairment	$539	$13,774	$604	$14,617
Individually evaluated for impairment(1)	2,405	10,767	2,616	11,076
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	52	927	52	879
Receivables acquired with deteriorated credit quality	1	13	1	12
Total(2)	$2,997	$25,481	$3,273	$26,584

(1)
The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $637 million and $604 million at March 31, 2014 and December 31, 2013, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $39 million and $38 million at March 31, 2014 and December 31, 2013, respectively. These credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
Reserves associated with accrued finance charges, which totaled $328 million and $326 million at March 31, 2014 and December 31, 2013, respectively, are reported within our total credit loss reserve balances, although receivable balances generally exclude accrued finance charges.

The following table summarizes our TDR Loans and receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in in comparison to the real estate secured receivable portfolio held for investment:

	March 31, 2014	December 31, 2013
	(dollars are in millions)
Total real estate secured receivables held for investment	$25,481	$26,584
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$927	$879
Real estate secured TDR Loans(1)	10,767	11,076
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$11,694	$11,955
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	45.9%	45.0%

(1)     Excludes TDR Loans which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.
Credit loss reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels.
Reserves as a percentage of receivables were lower at March 31, 2014 as compared with December 31, 2013 as the decrease in credit loss reserves as discussed above outpaced the decrease in receivables.
Reserves as a percentage of nonaccrual receivables were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at March 31, 2014 remained higher as compared with December 31, 2013 as the decrease in nonaccrual receivables, as discussed more fully below, outpaced the decrease in credit loss reserves.
See Note 5, "Credit Loss Reserves," in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three months ended March 31, 2014 and 2013.
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

HSBC Finance Corporation

The following table summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). As previously discussed, during the three months ended March 31, 2014, we transferred additional real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell to receivables held for sale which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio for March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(dollars are in millions)
Dollars of contractual delinquency:
Receivables held for investment:
Real estate secured:
Late stage delinquency(1)(2)	$702	$670
Individually evaluated for impairment(3)	1,175	1,591
Collectively evaluated for impairment(4)	294	401
Total real estate secured receivables held for investment	2,171	2,662
Real estate secured receivables held for sale(5)	1,630	1,473
Total	$3,801	$4,135

Delinquency ratio:
Receivables held for investment:
Real estate secured:
Late stage delinquency	75.73%	76.22%
Individually evaluated for impairment	10.91	14.36
Collectively evaluated for impairment	2.13	2.74
Total real estate secured receivables held for investment	8.52	10.01
Real estate secured receivables held for sale	67.36	71.96
Total	13.62%	14.44%

(1)
Two-months-and-over contractually delinquent receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At March 31, 2014 and December 31, 2013, the amounts above include $224 million and $279 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 60 and 180 days past due.

(2)	Amount includes TDR Loans which totaled $442 million and $423 million at March 31, 2014 and December 31, 2013, respectively.

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

(5)
At March 31, 2014 and December 31, 2013, dollars of contractual delinquency for receivable held for sale includes $1,101 million and $944 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Dollars of delinquency for real estate secured receivables held for investment at March 31, 2014 decreased $491 million since December 31, 2013 as discussed below.

•
Late stage delinquency Dollars of late stage delinquency increased as compared with December 31, 2013 as a result of the progression of accounts to late stage delinquency during the first quarter of 2014 as accounts become greater than 180 days delinquent. This increase was largely offset by the transfer of additional real estate secured receivables to held for sale during

HSBC Finance Corporation

the three months ended March 31, 2014 as well as the impact of the continued improvements in economic conditions and account management actions taken during the first quarter of 2014.

•
Individually evaluated for impairment The decrease in dollars of delinquency for receivables individually evaluated for impairment reflects the progression of accounts to late stage delinquency as accounts became greater than 180 days delinquent as well as a decrease in the volume of new TDR Loans during the three months ended March 31, 2014. The decrease also reflects the continued improvements in economic conditions and lower receivable levels.

•
Collectively evaluated for impairment The decrease in dollars of delinquency for accounts collectively evaluated for impairment reflects lower receivables levels and the continued improvements in economic conditions.

Dollars of delinquency for receivables held for sale at March 31, 2014 increased as compared with December 31, 2013 reflecting the impact of the transfer of additional real estate secured receivables to held for sale during the three months ended March 31, 2014 as well as increases in the fair value of real estate secured receivables held for sale during the three months ended March 31, 2014 as previously discussed which increases the carrying value of these receivables.
Delinquency ratio The delinquency ratio for real estate secured receivables held for investment was 8.52 percent at March 31, 2014 compared with 10.01 percent at December 31, 2013. The decrease primarily reflects lower dollars of delinquency as discussed above, partially offset by the impact of lower levels of real estate secured receivables held for investment as previously discussed.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at the lower of amortized cost or fair value and, accordingly, there are no longer any charge-offs associated with these receivables, although recoveries on these receivables continue to be reported as a component of net charge-offs. As a result, the amounts and ratios for the quarter ended March 31, 2014 are not comparable with the amounts and ratios for the quarters ended December 31, 2013 and March 31, 2013.

Three Months Ended(1)	March 31, 2014	December 31, 2013	March 31, 2013
	(dollars are in millions)
Net charge-off dollars:
Real estate secured	$282	$278	$358
Personal non-credit card(2)	(4)	(6)	(32)
Total	$278	$272	$326
Net charge-off ratio:
Real estate secured	4.34%	4.06%	4.42%
Personal non-credit card(2)	—	—	—
Total	4.28%	3.97%	4.02%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	4.53%	4.24%	4.69%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)
While charge-offs are no longer recorded on receivables following the transfer of those receivables to the held for sale classification, during the quarters ended March 31, 2014, December 31, 2013 and March 31, 2013 we received recoveries on fully charged-off personal non-credit card receivables which are reflected in the table above. Additionally, during the quarter ended March 31, 2013, recoveries also include $10 million of cash proceeds received from the sale of recovery rights on certain fully charged-off personal non-credit card receivables. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio for our personal non-credit card receivable portfolio cannot be calculated for the periods presented although these recoveries are reflected in the total net charge-off ratio for these periods.

As previously discussed, during the quarters ended March 31, 2014 and December 31, 2013, we transferred certain real estate secured receivables to held for sale which consisted of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell. At the time of transfer, we held credit loss reserves associated with these receivables related to an estimate of additional loss following an interior appraisal of the property. Because these receivables were collateral dependent, credit loss reserves totaling $20 million and $24 million were recognized as an additional charge-off

HSBC Finance Corporation

at the time of the transfer to held for sale during the quarters ended March 31, 2014 and December 31, 2013, respectively. Excluding this additional charge-off for the periods presented, net charge-off dollars for real estate secured receivables for the three months ended March 31, 2014 was higher as compared with the prior quarter driven by an increase in charge-offs of $28 million related to 2013, which was not material to the results for that year, associated with advances made on behalf of borrowers such as real estate taxes which enable us to maintain our collateral lien position on certain real estate secured loans, partially offset by the impact of lower receivable levels, continued improvements in economic conditions and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices.
The net charge-off ratio for real estate secured receivables for the three months ended March 31, 2014 increased as compared with the prior quarter as the decrease in average receivable levels outpaced the decrease in dollars of net charge-offs as discussed above.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for March 31, 2014 decreased as compared with December 31, 2013 due to lower dollars of net charge-offs as discussed above and lower REO expenses, partially offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.
Nonperforming Assets  Nonperforming assets consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Nonaccrual real estate secured receivables held for investment:(1)
Late stage delinquency(2)(3)	$681	$639
Individually evaluated for impairment(4)	652	848
Collectively evaluated for impairment(5)	211	282
Total nonaccrual real estate secured receivables held for investment(6)	1,544	1,769
Real estate owned	238	323
Nonaccrual receivables held for sale(1)(7)	1,584	1,422
Total nonperforming assets	$3,366	$3,514

(1)
Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables held for investment and held for sale do not include receivables totaling $1,054 million and $953 million at March 31, 2014 and December 31, 2013, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)
Nonaccrual receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At March 31, 2014 and December 31, 2013, the amounts above include $155 million and $179 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 90 and 180 days past due.

(3)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $424 million at March 31, 2014 compared with $397 million at December 31, 2013.

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

(6)	At March 31, 2014 and December 31, 2013, nonaccrual second lien real estate secured receivables totaled $201 million and $231 million, respectively.

(7)
At March 31, 2014 and December 31, 2013, nonaccrual receivable held for sale includes $1,062 million and $900 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

HSBC Finance Corporation

Nonaccrual real estate secured receivables held for investment at March 31, 2014 decreased as compared with December 31, 2013 as discussed below.

•
Late stage delinquency Nonaccrual late stage delinquency increased as compared with December 31, 2013 as a result of the progression of accounts to late stage delinquency during the first quarter of 2014 as accounts become greater than 180 days delinquent. This increase was partially offset by the transfer of additional real estate secured receivables to held for sale during the three months ended March 31, 2014 as well as the impact of the continued improvements in economic conditions and account management actions taken during the first quarter of 2014.

•
Individually evaluated for impairment The decrease in nonaccrual receivables individually evaluated for impairment reflects the progression of accounts to late stage delinquency as accounts become greater than 180 days delinquent as well as a decrease in the volume of new TDR Loans during three months ended March 31, 2014. The decrease also reflects the continued improvements in economic conditions and lower receivable levels.

•
Collectively evaluated for impairment The decrease in nonaccrual receivables collectively evaluated for impairment reflects lower receivables levels and the continued improvements in economic conditions.

Nonaccrual receivables held for sale at March 31, 2014 increased as compared with December 31, 2013 reflecting the impact of the transfer of additional real estate secured receivables to held for sale during the three months ended March 31, 2014 as well as increases in the fair value of real estate secured receivables held for sale during the three months ended March 31, 2014 due to increases in the fair value of these receivables which increases the carrying value of these receivables.
At March 31, 2014 and December 31, 2013, nonaccrual receivables in the table above include TDR Loans and TDR Loans that are held for sale totaling $2,138 million and $2,145 million, respectively, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. See Note 4, “Receivables,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
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

Generally, in our experience, we have found that the earlier in the default cycle we have been able to utilize account management actions, the lower the rate of recidivism is likely to be. Additionally, we have found that for loan modification, modifications with significant amounts of payment reduction experience lower levels of recidivism. Some customers receive multiple account management actions. In this regard, multiple account management action as a percentage of total modifications are in a range of 70 percent to 80 percent.
Our policies and practices for managing accounts are continually reviewed and assessed to assure that they meet the goals outlined above, and accordingly, we make exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal agreements, regulatory agreements or orders.
Since January 2007, we have cumulatively modified and/or re-aged approximately 399 thousand real estate secured loans with an aggregate outstanding principal balance of $45.9 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below. The following table provides information about the subsequent performance of all real estate

HSBC Finance Corporation

secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

Status as of March 31, 2014:	Number of Loans	Based on Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	30%	29%
30- to 59-days delinquent	3	3
60-days or more delinquent	10	10
Paid-in-full	18	21
Charged-off, transferred to real estate owned or sold	39	37
	100%	100%
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

	Number of Accounts(1)	Outstanding Receivable Balance (1)(3)
	(accounts are in thousands)	(dollars are in millions)
March 31, 2014:(4)
Collection re-age only	99.2	$7,778
Modification only	7.4	694
Modification re-age	75.9	7,926
Total loans modified and/or re-aged(2)	182.5	$16,398
December 31, 2013:(4)
Collection re-age only	100.6	$7,876
Modification only	7.7	734
Modification re-age	76.4	7,954
Total loans modified and/or re-aged(2)	184.7	$16,564

(1)	See Note 4, “Receivables,” in the accompanying consolidated financial statements for additional information describing modified and/or re-aged loans which are accounted for as TDR Loans.

(2)
The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of March 31, 2014 and December 31, 2013 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
March 31, 2014:
Collection re-age only	73%	7%	20%	73%	8%	19%
Modification only	85	2	13	88	2	10
Modification re-age	68	7	25	70	7	23
Total loans modified and/or re-aged	71%	7%	22%	72%	8%	20%
December 31, 2013:
Collection re-age only	68%	10%	22%	69%	11%	20%
Modification only	84	2	14	87	3	10
Modification re-age	64	9	27	66	9	25
Total loans modified and/or re-aged	67%	10%	23%	68%	10%	22%

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

(4)	At March 31, 2014 and December 31, 2013, the outstanding receivable balance includes the following amounts related to receivables classified as held for sale.

	March 31, 2014	December 31, 2013
Collection re-age only	$805	$697
Modifications only	42	37
Modification re-age	1,332	1,127
Total loans modified and/or re-aged	$2,179	$1,861
The following table provides additional information regarding real estate secured modified and/or re-aged loans during the three months ended March 31, 2014 and 2013 :

Three Months Ended March 31,	2014	2013
	(in millions)
Balance at beginning of period	$16,564	$20,811
Additions due to an account management action(1)	191	252
Payments(2)	(282)	(264)
Net charge-offs	(104)	(324)
Transfer to real estate owned	(43)	(118)
Change in lower of amortized cost or fair value on receivables held for sale	72	471
Balance at end of period	$16,398	$20,828

(1)	Includes collection re-age only, modification only, or modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.
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

HSBC Finance Corporation

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
The volume of loans that have qualified for a new modification has fallen significantly in recent years. Although we made enhancements to our modification programs during 2013 to provide longer term modifications and larger payment relief on short term modifications, fewer customers are requesting these account modifications. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loans. Additionally, volumes of new loan modifications are expected to decrease due to the impact of improvements in economic conditions over the long-term and the continued seasoning of a liquidating portfolio.
In the second half of 2013, we began offering principal write downs to customers meeting certain criteria. For qualifying customers, we determine the full amount contractually due, including unpaid principal balance, outstanding deferred interest and other ancillary disbursements that, by law, are reimbursable, and reduce the outstanding amount to a lower amount. However, in many cases this principal forgiveness does not change the carrying value of the receivable as many of these receivables had previously been written down to the lower of amortized cost or fair value of the collateral in accordance with our existing charge-off policies. During the three months ended March 31, 2014, we provided principal write downs totaling $40 million, which included $11 million for deferred interest and other ancillary disbursements. The impact to the provision for credit losses was not material as these amounts were already included in our credit loss reserves.
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
The following table summarizes loans modified during the three months ended March 31, 2014 and 2013, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Three months ended March 31, 2014	2.7	$.4
Three months ended March 31, 2013	4.0	.6

(1)	Includes all loans modified during the three months ended March 31, 2014 and 2013 regardless of whether the loan was also re-aged.

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

HSBC Finance Corporation

	Quarter Ended
	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	433	441	410	383	351
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	38.3%	37.4%	31.8%	29.4%	26.3%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which had a carrying value of $795 million and $817 million at March 31, 2014 and December 31, 2013, respectively.
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
The following tables provide information about re-aged real estate secured receivables and real estate secured receivables held for sale and includes both Collection Re-ages and Modification Re-ages, as discussed above.

Re-age Table(1)(2)	March 31, 2014	December 31, 2013
	(dollars are in millions)
Total real estate secured receivables ever re-aged	$15,052	$15,253

Real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale
Re-aged in the last 6 months(3)	9.5%	8.6%
Re-aged in the last 7-12 months(3)	9.4	10.5
Previously re-aged beyond 12 months	35.0	34.2
Total real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale	53.9%	53.3%

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

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At March 31, 2014 and December 31, 2013, the unpaid principal balance of re-ages without receipt of a payment totaled $542 million and $617 million, respectively.

(3)
During the three months ended March 31, 2014 and 2013, approximately 70 percent and 65 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent.

HSBC Finance Corporation

At March 31, 2014 and December 31, 2013, $3,107 million (21 percent of total re-aged loans in the Re-age Table) and $3,417 million (22 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
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
Because we primarily lend to individual consumers, we do not have receivables (including receivables held for sale) from any industry group that equal or exceed 10 percent of total receivables at March 31, 2014 or December 31, 2013. The following table reflects the percentage of consumer receivables (including receivables held for sale) by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables
	March 31, 2014	December 31, 2013
California	10.0%	9.4%
New York	6.8	6.9
Pennsylvania	6.1	6.1
Ohio	6.0	6.0
Florida	5.4	5.4
Virginia	5.1	5.1

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
Due to affiliates totaled $8,749 million and $8,742 million at March 31, 2014 and December 31, 2013, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
See Note 11, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
Short-Term Investments  Securities purchased under agreements to resell totaled $5,226 million and $6,924 million at March 31, 2014 and December 31, 2013, respectively. Securities purchased under agreements to resell decreased as compared with December 31, 2013 as a result of the retirement of debt, partially offset by the run-off of our liquidating receivable portfolios and the sale of REO properties.

HSBC Finance Corporation

Long-Term Debt (excluding amounts due to affiliates) decreased to $18,593 million at March 31, 2014 from $20,839 million at December 31, 2013. There were no issuances of long-term debt during the three months ended March 31, 2014 or 2013. Repayments of long-term debt totaled $2,224 million and $471 million during the three months ended March 31, 2014 and 2013, respectively. The following table summarizes maturities of long-term debt at March 31, 2014, including secured financings:

(in millions)
2014	$1,292
2015	5,890
2016	5,502
2017	1,884
2018	307
Thereafter	3,718
Total	$18,593
Secured financings previously issued under public trusts of $2,073 million at March 31, 2014 are secured by $3,899 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $2,200 million at December 31, 2013 were secured by $4,020 million of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars all foreign-denominated notes previously issued.
We use derivatives for managing interest rate and currency risk and have received loan commitments from third parties and affiliates, but we do not otherwise enter into off-balance sheet transactions.
Common Equity  During the three months ended March 31, 2014, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
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
The following table summarizes selected capital ratios:

	March 31, 2014	December 31, 2013
Tangible common equity to tangible assets(1)	14.53%	13.45%
Common and preferred equity to total assets	18.90	17.59

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

On March 26, 2014, the Federal Reserve informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital actions, including payment of dividends on outstanding preferred stock of HSBC North America and its subsidiaries. The Federal Reserve informed HSBC North America that it did object to its capital plan submitted for the 2014 Comprehensive Capital Analysis and Review ("CCAR") due to weaknesses in its capital planning processes. HSBC North America will be required to resubmit its capital plan incorporating enhancements to its processes. In the Federal Reserve's Dodd Frank Act Stress Test results issued on March 24, 2014, HSBC North America had the strongest minimum total capital ratio, after the impact of the supervisory severely adverse scenario, compared to its peer CCAR firms, an indication of the capital and financial strength of HSBC North America. The Dodd-Frank Act Stress Test results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity. The Federal Reserve does not permit bank holding companies to disclose confidential supervisory information including the reason for an objection to a capital plan submitted for CCAR.

HSBC Finance Corporation

2014 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2014:

	Actual Jan. 1 through Mar. 31, 2014	Estimated April 1 through December 31, 2014			Estimated Full Year 2014
	(in billions)
Funding needs:
Term debt maturities	$2	$2	-	$3	$4	-	$5
Secured financing maturities	—	1	-	1	1	-	1
Litigation bond	—	—	-	2	—	-	2
Total funding needs	$2	$3	-	$6	$5	-	$8
Funding sources:
Net asset attrition(1)	$—	$2	-	$3	$2	-	$3
Liquidation of short-term investments	2	(1)	-	—	1	-	2
Asset sales and transfers	—	2	-	2	2	-	2
Other(2)	—	—	-	1	—	-	1
Total funding sources	$2	$3	-	$6	$5	-	$8

(1)	Net of receivable charge-offs.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.
For the remainder of 2014, the combination of cash generated from operations including balance sheet attrition, liquidation of short-term investments and asset sales will generate the liquidity necessary to meet our maturing debt obligations.

Off-Balance Sheet Arrangements

On October 17, 2013, the District Court entered a partial final judgment against us in the Jaffe litigation in the amount of approximately $2.5 billion. We are currently appealing this judgment. In addition to the partial judgment that has been entered, there also remains approximately $527 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the District Court. In November 2013, we obtained a surety bond to secure a stay of execution of the partial judgment while the appeal is on-going. The surety bond has a term of three years and an annual fee of $7 million. To reduce costs associated with posting cash collateral with the insurance companies, the surety bond has been guaranteed by HSBC North America and we will pay HSBC North America a fee of $6 million annually for this guarantee. During the three months ended March 31, 2014, we recorded expense of $2 million related to the surety bond and $1 million related to the guarantee provided by HSBC North America. See Note 15, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for additional information.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives or changes in the fair value of receivables held for sale affects the comparability of reported results between periods. Accordingly, our results for the three months ended March 31, 2014 should not be considered indicative of the results for any future period.
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
Level 2 inputs are inputs that are observable either directly or indirectly but do not qualify as Level 1 inputs. We generally classify derivative contracts as well as our own debt issuance for which we have elected fair value option which are not traded in active markets, as Level 2 measurements. These valuations are typically obtained from a third party valuation source which, in the case of derivatives, includes valuations provided by an affiliate, HSBC Bank USA, National Association ("HSBC Bank USA").
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2014 and December 31, 2013, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $1,518 million and $2,047 million, respectively. At March 31, 2014 and December 31, 2013, we had no Level 3 assets in our continuing operations recorded at fair value on a recurring basis.
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
Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013.
Transfers Between Level 2 and Level 3 Measurements  During the three months ended March 31, 2014, we transferred certain real estate secured receivables held for sale totaling $902 million from Level 3 to Level 2 prior to their sale in the second quarter of 2014. These real estate secured receivables were sold on May 1, 2014. During the three months ended March 31, 2013, we transferred our personal non-credit card receivable portfolio held for sale totaling $2,947 million from Level 3 to Level 2 prior to the sale of this portfolio on April 1, 2013.
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

HSBC Finance Corporation

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

•	Security and Fraud risk is the risk to the business from terrorism, crime, incidents/disasters, cyber-attacks and groups hostile to HSBC interests;

•	Model risk is the risk of incorrect implementation or inappropriate application of models. Model risk occurs when a model does not properly capture risk(s) or perform functions as designed; and

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
See "Risk Management" in MD&A in our 2013 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections.
Credit Risk Management  Day-to-day management of credit risk is administered by the HSBC Finance Corporation Chief Risk Officer who reports to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer, Group Managing Director, and to the Group Managing Director and Chief Risk Officer of HSBC. Our credit and portfolio management procedures currently focus on effective collections and customer account management efforts for each loan. Prior to the sale of our Card and Retail Services business on May 1, 2012, our lending guidelines, which delineate the credit risk we were willing to take and the related terms, were specific not only for each product, but also took into consideration various other factors including borrower characteristics, return on equity, capital deployment and our overall risk appetite. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. Our customer account management policies and practices are described under the caption “Credit Quality - Customer Account Management Policies and Practices” in MD&A. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2013 Form 10-K for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At March 31, 2014 and December 31, 2013,

HSBC Finance Corporation

all of our existing derivative contracts are with HSBC subsidiaries, making them our sole counterparty in derivative transactions. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. The fair value of our agreements with an affiliate counterparty required the affiliate to provide collateral to us of $721 million and $811 million at March 31, 2014 and December 31, 2013, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.
There has been no significant change in our approach to credit risk management since December 31, 2013.
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
Our one-month and three-month time horizon stressed coverage ratio as of March 31, 2014 were 502 percent and 282 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.
We also maintain a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses. The liquidity contingency funding plan is reviewed annually and approved by the Risk Committee of the Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators are monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, widening of our credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without HSBC affiliate access to the wholesale unsecured funding market for at least 90 days. Contingency funding needs will be satisfied primarily through liquidation of short term investments, sale of loans or secured borrowing using the mortgage portfolio as collateral. We maintain a liquid asset buffer consisting of cash and short-term liquid assets.
In January 2013, the Basel Committee issued revised Basel III liquidity rules and HSBC North America is in the process of evaluating the Basel III framework for liquidity risk management. The framework consists of two liquidity metrics: the liquidity coverage ratio (“LCR”), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover

HSBC Finance Corporation

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
The following table summarizes our credit ratings at March 31, 2014 and December 31, 2013:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
As of March 31, 2014:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB+	Baa3	-
As of December 31, 2013:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB+	Baa3	-
As of March 31, 2014, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
Other conditions that could negatively affect our liquidity include unforeseen capital requirements, a strengthening of the U.S. dollar, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC and its subsidiaries.
See “Liquidity and Capital Resources” for further discussion of our liquidity position.
There has been no significant change in our approach to liquidity risk management since December 31, 2013.
Market Risk Management  We maintain an overall risk management strategy that primarily uses standard, over-the-counter interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We managed our exposure to interest rate risk primarily through the use of interest rate swaps. We do not use leveraged derivative financial instruments.
We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps. Our financial statements are affected by movements in exchange rates on our foreign currency denominated debt.

HSBC Finance Corporation

There has been no significant change in our approach to market risk management since December 31, 2013.
Interest rate risk  A principal part of our management of interest rate risk is to monitor the sensitivity of projected net interest income under varying interest rate scenarios (simulation modeling). We aim, through our management of interest rate risk, to mitigate the effect of prospective interest rate movements which could reduce future net interest income, while weighing the cost of such hedging activities on the current net revenue stream.
Projected net interest income sensitivity figures represented the effect of the pro forma movements in net interest income based on the projected yield curve scenarios and the current interest rate risk profile. This effect, however, does not incorporate actions which would probably be taken by us to mitigate the effect of interest rate risk.
The table below sets out the effect on our future net interest income of an incremental 25 basis points parallel rise or fall in rates at the beginning of each quarter over a 12 month period. Rates are not assumed to become negative in the down shock scenario which may effectively result in non-parallel shock. Assuming no management actions, a sequence of such rises would increase planned net interest income by $16 million for the twelve months following March 31, 2014 (increase by $13 million for the twelve months following December 31, 2013), while a sequence of such falls would decrease planned net interest income by $7 million for the twelve months following March 31, 2014 (decrease by $7 million for the twelve months following December 31, 2013). These amounts incorporate the effect of any option features in the underlying exposures.

	Amount	%
	(dollars are in millions)
At March 31, 2014:
Projected change in net interest income (reflects projected rate movements on January 1):
Change resulting from a gradual 25 basis point increase in interest rates at the beginning of each quarter	$16	1.1%
Change resulting from a gradual 25 basis point decrease in interest rates at the beginning of each quarter	(7)	(.5)
At December 31, 2013:
Projected change in net interest income (reflects projected rate movements on January 1):
Change resulting from a gradual 25 basis point increase in interest rates at the beginning of each quarter	$13.8%
Change resulting from a gradual 25 basis point decrease in interest rates at the beginning of each quarter	(7)	(.4)
The increase in net interest income following a hypothetical rate rise as compared with December 31, 2013 reflects updates of economic stress scenarios including housing price index assumptions, regular adjustments of asset and liability behavior assumptions and model enhancements.
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
There has been no significant change in our approach to interest rate risk management since December 31, 2013.
Operational Risk Management  There has been no significant change in our approach to operational risk management since December 31, 2013.
Compliance Risk Management  There has been no significant change in our approach to compliance risk management since December 31, 2013.
Reputational Risk Management  There has been no significant change in our approach to reputational risk management since December 31, 2013.
Strategic Risk Management  There has been no significant change in our approach to strategic risk management since December 31, 2013.

HSBC Finance Corporation

Security and Fraud Risk Management  There has been no significant change in our approach to security and fraud risk management since December 31, 2013.
Model Risk Management There has been no significant change in our approach to model risk management since December 31, 2013.
Pension Risk Management There has been no significant change in our approach to pension risk management since December 31, 2013.

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
IFRSs Segment Results A non-U.S. GAAP measure of reporting results in accordance with IFRSs. For a reconciliation of IFRSs results to the comparable owned basis amounts, see Note 12, “Business Segments,” in the accompanying consolidated financial statements.
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
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures The following table provides a reconciliation for selected equity ratios:

	March 31, 2014	December 31, 2013
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$5,169	$5,086
Exclude:
Fair value option adjustment	(77)	(99)
Unrealized (gains) losses on cash flow hedging instruments	83	97
Postretirement benefit plan adjustments, net of tax	11	11
Tangible common equity	$5,186	$5,095
Tangible shareholders’ equity:
Tangible common equity	$5,186	$5,095
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of HSBC Finance Capital Trust IX(1)	1,000	1,000
Tangible shareholders’ equity	$7,761	$7,670
Tangible assets:
Total assets	$35,686	$37,872
Exclude:
Intangible assets	—	—
Derivative financial assets	—	—
Tangible assets	$35,686	$37,872
Equity ratios:
Common and preferred equity to total assets	18.90%	17.59%
Tangible common equity to tangible assets	14.53	13.45
Tangible shareholders’ equity to tangible assets	21.75	20.25

(1)
Preferred securities issued by certain non-consolidated trusts are considered tangible equity in the tangible shareholders' equity to tangible assets ratio calculation because of their long-term subordinated nature and the ability to defer dividends.

HSBC Finance Corporation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is included in the following sections of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: “Liquidity and Capital Resources” and “Risk Management.”

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

See Note 15, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 37 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 5.	Other Information.

Disclosures Pursuant to Section 13(r) of the Securities Exchange Act Section 13(r) of the Securities Exchange Act requires disclosure of certain activities or transactions relating to Iran or to persons targeted by U.S. economic sanctions programs relating to terrorism, or the proliferation of weapons of mass destruction. Disclosure is required even if the activities are not prohibited by U.S. law or if they are conducted outside the United States by non-U.S. affiliates in compliance with local laws and regulations.
In order to comply with this requirement, HSBC has requested relevant information from its affiliates globally. During the period covered by this Form 10-Q, HSBC Finance Corporation did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r). The following activities conducted by our non-U.S. affiliates are disclosed in response to Section 13(r):
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
The HSBC Group has 13 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Repayments have been received under a number of the loans in the first quarter of 2014.
Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. In the first quarter of 2014, the repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.

HSBC Finance Corporation

In 2002, the HSBC Group provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency and is administered under license from the relevant European Government. A repayment was received in the first quarter of 2014. This loan has now matured, but claims for non-payment are still being processed with the U.K. Export Credit Agency.
The HSBC Group also maintains sub-participations in loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy, The Netherlands and Spain. In relation to Bank Mellat, the HSBC Group has two sub-participations, both of which matured in the first quarter of 2014. The repayments due under these facilities have not been received from Bank Mellat in the first quarter of 2014 and claims for non-payment are being processed with the supporting Export Credit Agencies. In relation to Bank Tejarat, the HSBC Group has two sub-participations; one facility matured in the first quarter of 2014 and the second will mature in June 2014. The payments due under the sub-participations were not received from Bank Tejarat during the first quarter of 2014, and claims are being processed and settled by the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for the first quarter of 2014, which includes interest and fees, was approximately $393,000. Estimated net profit for the HSBC Group during the first quarter of 2014 was approximately $256,000. While the HSBC Group intends to continue to seek repayment under the existing loans, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during the first quarter of 2014 and approximately 20 remain outstanding.
There was no measurable gross revenue to the HSBC Group for the first quarter of 2014. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profits measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains a frozen account in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow us to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license to allowing the HSBC Group to deposit certain check payments. There was some licensed activity in the first quarter of 2014.

•
The HSBC Group acts as the trustee and administrator for two pension schemes involving three employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the three Iranian bank employees. The HSBC Group runs and operates these pension schemes in accordance with Hong Kong laws and regulations. During the first quarter of 2014, one of the two schemes was terminated and the only member and accrued benefits were transferred into the other scheme. The HSBC Group continues to act as trustee and administrator for the remaining pension scheme.

•
In 2010, the HSBC Group closed its representative office in Iran. The HSBC Group maintains a local account with an Iranian bank in Tehran in order to facilitate residual activity related to the closure. The HSBC Group has been authorized by the U.S. Government (and by relevant non-U.S. regulators) to make these types of payments in connection with the liquidation and deregistration of the representative office in Tehran. In the first quarter of 2014, the HSBC Group initiated a payment of $55,000 to this account to settle taxation assessments as well as to pay outstanding and future accounting, legal, and administrative related expenses associated with the closure.

Estimated gross revenue to the HSBC Group in the first quarter of 2014 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was $147,000. The HSBC Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.

HSBC Finance Corporation

Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the first quarter of 2014 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated in the first quarter of 2014.
The HSBC Group undertook a review of an account held for a customer in the U.K. in the first quarter of 2014 and identified a domestic currency payment in the second quarter of 2013 from an entity designated under Executive Order 13224 in 2003. The HSBC Group is closing the account.
Activity related to U.S. Executive Order 13382 The HSBC Group held an account for a customer in France that was sanctioned under Executive Order 13382 in the first quarter of 2014. The HSBC Group is closing the account. There was no measurable gross revenue or net profits generated to the HSBC Group in the first quarter of 2014. The HSBC Group also maintains an account for a customer in the U.K. for whom the HSBC Group processed a payment received from the same sanctioned entity. The payment related to an invoice raised prior to designation but was made five days after designation.
Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. Pursuant to the lease, the HSBC Group made payments of approximately $320,000 during 2013. The HSBC Group made one payment of approximately $50,000 in the first quarter of 2014. The HSBC Group is considering all options available under the lease. There was no gross revenue or net profit to HSBC.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the first quarter of 2014. In the first quarter of 2014, the HSBC Group also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group.

Item 6.	Exhibits and Financial Statement Schedules.

Exhibits included in this Report:

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)(2)
101.SCH	XBRL Taxonomy Extension Schema Document(1)(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)(2)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

(2)
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC Finance Corporation

Index

Account management policies and practices 60	Executive overview 40
Assets:	Fair value measurements:
by business segment 30	assets and liabilities recorded at fair value on a recurring basis 34
fair value of financial assets 33	assets and liabilities recorded at fair value on a non-recurring basis 34
fair value measurements 31	fair value adjustments 31
nonperforming 15, 59	financial instruments 32
Balance sheet (consolidated) 5	hierarchy 67
Basel III 24, 39, 49, 70	transfers into/out of Level 1 and Level 2 34, 68
Basis of reporting 43	transfers into/out of Level 2 and Level 3 34, 68
Business:	valuation control framework 32
consolidated performance review 42	valuation techniques 36
focus 40	Financial highlights metrics 42
Capital:	Financial liabilities:
2014 funding strategy 67	designated at fair value 19
common equity movements 66	fair value of financial liabilities 34
consolidated statement of changes 6	Forward looking statements 39
selected capital ratios 66	Funding 43, 65
Cash flow (consolidated) 7	Gain (loss) from debt designated at fair value and related derivatives 49
Cautionary statement regarding forward-looking statements 39	Geographic concentration of receivables 65
Compliance risk 72	Impairment:
Consumer business segment 29, 52	credit losses 15, 47
Contingent liabilities:	nonaccrual receivables 12, 59
litigation 37	nonperforming receivables 15, 59
Controls and procedures 75	Income taxes 51
Credit quality 54	Interest income:
Credit risk:	net interest income 46
concentration 65	sensitivity 72
management 69	Interest rate risk 72
Current environment 40	Key performance indicators 42
Derivatives:	Legal proceedings 37
cash flow hedges 23	Liabilities:
fair value hedges 22	financial liabilities designated at fair value 19
income (expense) 48	lines of credit 28
non-qualifying hedges 23	long-term debt 66
notional value 24	Liquidity and capital resources 65
Discontinued operations 9	Liquidity risk 70
Equity:	Litigation and regulatory matters 37
consolidated statement of changes 6	LTV ratios 45
ratios 66	Loans and advances - see Receivables
Estimates and assumptions 9	Loan impairment charges - see Provision for credit losses

HSBC Finance Corporation

Market risk 71	Reconciliation of Non-U.S. GAAP financial measures to U.S. GAAP financial measures 74
Market turmoil - see Current environment	Reconciliation of U.S. GAAP results to IFRSs 43
Model risk 73	Related party transactions 27
Mortgage Lending products 11, 44	Repurchase liability 49
Net interest income 46	Reputational risk 72
New accounting pronouncements 38	Results of operations 46
Off-balance sheet arrangements 67	Risk management:
Operating expenses 50	compliance 72
Operational risk 72	credit 69
Other revenues 48	interest rate 72
Pension and other postretirement benefits 26	liquidity 70
Pension risk 73	market 71
Performance, developments and trends 42	model 73
Profit (loss) before tax:	operational 72
by segment - IFRSs basis 30	overview 68
consolidated 3	pension 73
Provision for credit losses 15, 47	reputational 72
Ratios:	security and fraud 73
capital 66	strategic 72
charge-off (net) 58	Security and fraud risk 73
credit loss reserve related 55	Segment results - IFRSs basis:
delinquency 57	consumer 30, 52
earnings to fixed charges - Exhibit 12	overall summary 29, 51
efficiency 51	Selected financial data 42
financial 42	Sensitivity:
Re-aged receivables 64	projected net interest income 72
Real estate owned 46	Statement of cash flows 7
Receivables:	Statement of changes in shareholders' equity 6
by category 11, 44	Statement of comprehensive income 4
by charge-off (net) 58	Statement of income 3
by delinquency 57	Strategic initiatives and focus 40
geographic concentration 65	Strategic risk 72
held for sale 17	Table of contents 2
modified and/or re-aged 61	Tangible common equity to tangible assets 66
nonaccrual 12, 59	Tax expense 51
overall review 44	Troubled debt restructures 12, 55
risk concentration 65	Variable interest entities 30
troubled debt restructures 12, 55

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:    May 7, 2014

HSBC FINANCE CORPORATION

By:	/s/ MICHAEL A. REEVES
Michael A. Reeves
Executive Vice President
and Chief Financial Officer

HSBC Finance Corporation

Exhibit Index

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)(2)
101.SCH	XBRL Taxonomy Extension Schema Document(1)(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)(2)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

(2)
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.