Form 10-Q
period 2014-06-30
HSBC Finance Corp
filed 2014-08-04
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

PART I
Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest income	$492	$591	$998	$1,364
Interest expense on debt held by:
HSBC affiliates	53	50	108	101
Non-affiliates	214	303	433	631
Interest expense	267	353	541	732
Net interest income	225	238	457	632
Provision for credit losses	(197)	267	(195)	291
Net interest income (loss) after provision for credit losses	422	(29)	652	341
Other revenues:
Derivative related income (expense)	(90)	186	(180)	86
Gain on debt designated at fair value and related derivatives	42	119	73	135
Servicing and other fees from HSBC affiliates	6	6	14	13
Lower of amortized cost or fair value adjustment on receivables held for sale	97	372	208	826
Other income (loss)	(8)	(55)	14	(78)
Total other revenues	47	628	129	982
Operating expenses:
Salaries and employee benefits	51	51	107	115
Occupancy and equipment expenses, net	9	9	18	18
Real estate owned expenses	—	20	12	42
Other servicing and administrative expenses	(12)	48	68	153
Support services from HSBC affiliates	73	67	133	135
Total operating expenses	121	195	338	463
Income from continuing operations before income tax	348	404	443	860
Income tax expense	112	133	95	285
Income from continuing operations	236	271	348	575
Discontinued operations (Note 2):
Loss from discontinued operations before income tax	(9)	(76)	(20)	(195)
Income tax benefit	2	25	7	66
Loss from discontinued operations	(7)	(51)	(13)	(129)
Net income	$229	$220	$335	$446

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income	$229	$220	$335	$446
Other comprehensive income, net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	9	38	23	206
Securities available-for-sale, not other-than temporarily impaired	—	—	—	(115)
Other-than-temporarily impaired debt securities available-for-sale	—	—	—	(1)
Pension and postretirement benefit plan adjustments, net of tax	—	1	—	1
Foreign currency translation adjustments, net of tax	—	9	—	(11)
Other comprehensive income, net of tax	9	48	23	80
Total comprehensive income	$238	$268	$358	$526

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2014	December 31, 2013
	(in millions, except share data)
Assets
Cash	$195	$175
Securities purchased under agreements to resell	5,643	6,924
Receivables, net (including $3.5 billion and $4.0 billion at June 30, 2014 and December 31, 2013, respectively, collateralizing long-term debt and net of credit loss reserves of $2.7 billion and $3.3 billion at June 30, 2014 and December 31, 2013, respectively)	22,575	24,173
Receivables held for sale	1,874	2,047
Properties and equipment, net	66	68
Real estate owned	180	323
Deferred income taxes, net	2,449	2,580
Other assets	1,356	1,417
Assets of discontinued operations	88	165
Total assets	$34,426	$37,872
Liabilities
Debt:
Due to affiliates (including $517 million and $496 million at June 30, 2014 and December 31, 2013, respectively, carried at fair value)	$7,761	$8,742
Long-term debt (including $7.3 billion and $8.0 billion at June 30, 2014 and December 31, 2013, respectively, carried at fair value and $1.8 billion and $2.2 billion at June 30, 2014 and December 31, 2013, respectively, collateralized by receivables)	18,234	20,839
Total debt	25,995	29,581
Liability for postretirement benefits	226	228
Other liabilities	1,158	1,299
Liabilities of discontinued operations	95	103
Total liabilities	27,474	31,211
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued at June 30, 2014 and December 31, 2013)	—	—
Additional paid-in-capital	23,963	23,968
Accumulated deficit	(18,501)	(18,774)
Accumulated other comprehensive loss	(85)	(108)
Total common shareholder’s equity	5,377	5,086
Total shareholders’ equity	6,952	6,661
Total liabilities and shareholders’ equity	$34,426	$37,872
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30,	2014	2013
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,575	$1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in-capital
Balance at beginning of period	23,968	23,974
Employee benefit plans, including transfers and other	(5)	(10)
Balance at end of period	23,963	23,964
Accumulated deficit
Balance at beginning of period	(18,774)	(19,187)
Net income	335	446
Dividends on preferred stock	(62)	(62)
Balance at end of period	(18,501)	(18,803)
Accumulated other comprehensive loss
Balance at beginning of period	(108)	(257)
Other comprehensive income	23	80
Balance at end of period	(85)	(177)
Total common shareholder’s equity at end of period	5,377	4,984
Total shareholders' equity at end of period	$6,952	$6,559

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2014	2013
	(in millions)
Cash flows from operating activities
Net income	$335	$446
Loss from discontinued operations	(13)	(129)
Income from continuing operations	348	575
Adjustments to reconcile income to net cash used in operating activities:
Provision for credit losses	(195)	291
Lower of amortized cost or fair value adjustment on receivables held for sale	(208)	(826)
(Gain) loss on sale of real estate owned, including lower of amortized cost or fair value adjustments	(12)	5
Depreciation and amortization	4	3
Mark-to-market on debt designated at fair value and related derivatives	63	33
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	(79)	(463)
Net change in other assets	193	622
Net change in other liabilities	(143)	75
Other, net	50	49
Cash provided by operating activities – continuing operations	21	364
Cash provided by (used in) operating activities – discontinued operations	55	(75)
Cash provided by operating activities	76	289
Cash flows from investing activities
Net change in short-term securities available-for-sale	—	80
Net change in securities purchased under agreements to resell	1,280	(3,182)
Net change in interest bearing deposits with banks	—	937
Receivables:
Net collections	1,013	1,501
Proceeds from sales of receivables	950	3,193
Proceeds from sales of real estate owned	309	296
Purchases of properties and equipment	—	(4)
Cash provided by investing activities – continuing operations	3,552	2,821
Cash provided by investing activities – discontinued operations	—	215
Cash provided by investing activities	3,552	3,036

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Six Months Ended June 30,	2014	2013
	(in millions)
Cash flows from financing activities
Debt:
Net change in due to affiliates	(1,001)	(802)
Long-term debt retired	(2,545)	(2,574)
Shareholders’ dividends	(62)	(62)
Cash used in financing activities – continuing operations	(3,608)	(3,438)
Cash provided by (used in) financing activities – discontinued operations	—	—
Cash used in financing activities	(3,608)	(3,438)
Net change in cash	20	(113)
Cash at beginning of period(1)	198	397
Cash at end of period(2)	$218	$284
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$155	$376
Transfer of receivables to held for sale	534	1,537

(1)	Cash at beginning of period includes $23 million and $200 million for discontinued operations as of January 1, 2014 and 2013, respectively.

(2)	Cash at end of period includes $23 million and $23 million for discontinued operations as of June 30, 2014 and 2013, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	9	Accumulated Other Comprehensive Loss	28
2	Discontinued Operations	9	10	Pension and Other Postretirement Benefits	31
3	Securities Purchased Under Agreements to Resell	11	11	Related Party Transactions	32
4	Receivables	11	12	Business Segments	34
5	Credit Loss Reserves	17	13	Variable Interest Entities	36
6	Receivables Held for Sale	18	14	Fair Value Measurements	37
7	Fair Value Option	22	15	Litigation and Regulatory Matters	43
8	Derivative Financial Instruments	23	16	New Accounting Pronouncements	44

1.	Organization and Basis of Presentation

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

2012 Discontinued Operations:
Insurance On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries to Enstar for $153 million in cash and recorded a gain at sale of $21 million ($13 million after-tax), which is reflected in the table below. There were no assets or liabilities in our discontinued Insurance operations at either June 30, 2014 or December 31, 2013. The following table summarizes the operating results of our discontinued Insurance business for the periods presented:

HSBC Finance Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net interest income and other revenues(1)	$—	$(2)	$—	$70
Income (loss) from discontinued operations before income tax	—	(7)	—	6

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

Commercial In the second quarter of 2012, we began reporting our Commercial business in discontinued operations as there were no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. At June 30, 2014 and December 31, 2013, assets of our Commercial business totaled $64 million and $63 million, respectively. Liabilities of our Commercial business totaled $1 million at December 31, 2013. There were no liabilities in our Commercial business at June 30, 2014. The following table summarizes the operating results of our discontinued Commercial business for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net interest income and other revenues	$4	$7	$6	$8
Income from discontinued operations before income tax	3	3	4	4
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
The following table summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net interest income and other revenues	$—	$—	$—	$—
Loss from discontinued operations before income tax(1)	(12)	(72)	(24)	(205)

(1)
For the three and six months ended June 30, 2014 and 2013, the amounts include expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One. We expect costs associated with the separation of the credit card operational infrastructure to continue through the remainder of 2014. Additionally, the three and six months ended June 30, 2014 includes an incremental expense of $7 million and the six months ended June 30, 2013 includes an incremental expense of $100 million recorded based on actions taken and actions planned to be taken in connection with an industry review of enhancement services products.

Assets and liabilities of our discontinued Card and Retail Services business, which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet, consisted of the following:

HSBC Finance Corporation

	June 30, 2014	December 31, 2013
	(in millions)
Cash	$21	$23
Other assets(1)	3	79
Assets of discontinued operations	$24	$102

Other liabilities(2)	$95	$102
Liabilities of discontinued operations	$95	$102

(1)	At June 30, 2014 and December 31, 2013, other assets primarily consists of current and deferred taxes.

(2)	At June 30, 2014 and December 31, 2013, other liabilities primarily consists of certain legal accruals.

3.	Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("Resale Agreements") are treated as collateralized financing transactions and are carried on our balance sheet at the amount advanced plus accrued interest with a balance of $5.6 billion and $6.9 billion at June 30, 2014 and December 31, 2013, respectively, all of which were purchased from HSBC Securities (USA) Inc. ("HSI"). The collateral subject to the Resale Agreements consists of investment-grade securities, and we obtain collateral with a market value in excess of the amount advanced. Collateral is valued daily and additional collateral is obtained or released when appropriate.

4.	Receivables

Receivables consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Real estate secured:
First lien	$21,682	$23,568
Second lien	2,791	3,016
Total real estate secured receivables	24,473	26,584
Accrued interest income and other	794	862
Credit loss reserve for receivables	(2,692)	(3,273)
Total receivables, net	$22,575	$24,173
Deferred origination fees, net of costs, totaled $170 million and $183 million at June 30, 2014 and December 31, 2013, respectively, and are included in the receivable balance. Net unamortized premium on our receivables totaled $89 million and $102 million at June 30, 2014 and December 31, 2013, respectively.
Collateralized funding transactions  Secured financings previously issued under public trusts with a balance of $1,835 million at June 30, 2014 are secured by $3,495 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $2,200 million at December 31, 2013 were secured by $4,020 million of closed-end real estate secured receivables.
Age Analysis of Past Due Receivables The following tables summarize the past due status of our receivables at June 30, 2014 and December 31, 2013. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-aging.

HSBC Finance Corporation

	Past Due		Total Past Due		Total Receivables(2)
June 30, 2014	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$1,626	$1,069	$2,695	$18,987	$21,682
Second lien	175	105	280	2,511	2,791
Total real estate secured receivables	$1,801	$1,174	$2,975	$21,498	$24,473

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2013	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$2,462	$1,538	$4,000	$19,568	$23,568
Second lien	249	192	441	2,575	3,016
Total real estate secured receivables	$2,711	$1,730	$4,441	$22,143	$26,584

(1)	Receivables less than 30 days past due are presented as current.

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

	June 30, 2014	December 31, 2013
	(in millions)
Nonaccrual receivable portfolios:
Real estate secured(1)	$1,195	$1,769
Receivables held for sale(2)	1,059	1,422
Total nonaccrual receivables(3)	$2,254	$3,191

(1)
At June 30, 2014 and December 31, 2013, nonaccrual real estate secured receivables held for investment include $519 million and $639 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(3)
Nonaccrual receivables do not include receivables totaling $1,146 million and $953 million at June 30, 2014 and December 31, 2013, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

The following table provides additional information on our total nonaccrual receivables:

Six Months Ended June 30,	2014	2013
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$176	$405
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period	31	55

HSBC Finance Corporation

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
The following table presents information about receivables and receivables held for sale which as a result of any account management action taken during the three and six months ended June 30, 2014 and 2013 became classified as TDR Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Real estate secured:
First lien	$169	$332	$394	$790
Second lien	23	43	51	94
Real estate secured receivables held for sale	25	160	44	198
Total real estate secured	217	535	489	1,082
Personal non-credit card receivables held for sale(1)	—	—	—	28
Total(2)	$217	$535	$489	$1,110

(1)	As discussed more fully in Note 7, "Receivables Held for Sale," in our 2013 Form 10-K, we sold our personal non-credit card receivable portfolio on April 1, 2013.

(2)	The following table summarizes the actions taken during the three and six months ended June 30, 2014 and 2013 which resulted in the above receivables being classified as a TDR Loan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest rate modification	$80	$173	$324	$392
Re-age of past due account	137	362	165	718
Total	$217	$535	$489	$1,110

HSBC Finance Corporation

Receivables and receivables held for sale reported as TDR Loans consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
TDR Loans:(1)(2)
Real estate secured:
First lien(4)	$10,100	$10,633
Second lien(4)	967	1,047
Real estate secured receivables held for sale(3)	1,300	1,392
Total real estate secured TDR Loans	$12,367	$13,072

Credit loss reserves for TDR Loans:(5)
Real estate secured:
First lien	$1,980	$2,294
Second lien	318	360
Total credit loss reserves for real estate secured TDR Loans(3)	$2,298	$2,654

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

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

	June 30, 2014	December 31, 2013
	(in millions)
Real estate secured:
First lien	$10,419	$10,983
Second lien	1,105	1,188
Real estate secured receivables held for sale	2,031	2,587
Total real estate secured TDR Loans	$13,555	$14,758
At June 30, 2014 and December 31, 2013, the unpaid principal balances reflected above include $329 million and $92 million, respectively, which has received a reduction in the unpaid principal balance as part of an account management action.

(3)	There are no credit loss reserves associated with receivables classified as held for sale as they are carried at the lower of amortized cost or fair value.

(4)
At June 30, 2014 and December 31, 2013, TDR Loans held for investment totaling $544 million and $604 million, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	Included in credit loss reserves.

HSBC Finance Corporation

The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Real estate secured:
First lien	$94	$83	$236	$391
Second lien	14	28	31	64
Real estate secured receivables held for sale	7	207	23	239
Total real estate secured	115	318	290	694
Personal non-credit card receivables held for sale(1)	—	—	—	21
Total	$115	$318	$290	$715

(1)	As discussed more fully in Note 7, "Receivables Held for Sale," in our 2013 Form 10-K, we sold our personal non-credit card receivable portfolio on April 1, 2013.
The following table provides additional information relating to TDR Loans, including TDR Loans held for sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$11,722	$14,784	$11,856	$14,755
Second lien	985	1,159	1,010	1,175
Total average balance of TDR Loans	$12,707	$15,943	$12,866	$15,930
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$200	$243	$406	$485
Second lien	24	28	49	56
Total real estate secured	224	271	455	541
Personal non-credit card	—	—	—	40
Total interest income recognized on TDR Loans	$224	$271	$455	$581

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
Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

	June 30, 2014		December 31, 2013
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien	$1,565	7.22%	$2,387	10.13%
Second lien	161	5.77	275	9.12
Real estate secured receivables held for sale	1,094	58.38	1,473	71.96
Total real estate secured	$2,820	10.70%	$4,135	14.44%
Nonperforming The following table summarizes the status of receivables and receivables held for sale:

	Accruing Loans	Nonaccrual Loans(3)	Total
	(in millions)
At June 30, 2014
Real estate secured(1)(2)	$23,278	$1,195	$24,473
Real estate secured receivables held for sale	815	1,059	1,874
Total	$24,093	$2,254	$26,347
At December 31, 2013
Real estate secured(1)(2)	$24,815	$1,769	$26,584
Real estate secured receivables held for sale	625	1,422	2,047
Total	$25,440	$3,191	$28,631

(1)
At June 30, 2014 and December 31, 2013, nonaccrual real estate secured receivables held for investment include $519 million and $639 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
At June 30, 2014 and December 31, 2013, nonaccrual real estate secured receivables held for investment include $852 million and $1,245 million, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

(3)
Nonaccrual loans do not include receivables totaling $1,146 million and $953 million at June 30, 2014 and December 31, 2013, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

Troubled debt restructurings  See discussion of TDR Loans above for further details on this credit quality indicator.

HSBC Finance Corporation

5.	Credit Loss Reserves

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the three and six months ended June 30, 2014 and 2013:

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Three Months Ended June 30, 2014:
Credit loss reserve balances at beginning of period	$2,526	$471	$—	$2,997
Provision for credit losses	(115)	(69)	(13)	(197)
Net charge-offs:
Charge-offs(2)	(143)	(52)	—	(195)
Recoveries	28	46	13	87
Total net charge-offs	(115)	(6)	13	(108)
Credit loss reserve balance at end of period	$2,296	$396	$—	$2,692
Six Months Ended June 30, 2014:
Credit loss reserve balance at beginning of period	$2,777	$496	$—	$3,273
Provision for credit losses	(139)	(39)	(17)	(195)
Net charge-offs:
Charge-offs(2)	(391)	(115)	—	(506)
Recoveries	49	54	17	120
Total net charge-offs	(342)	(61)	17	(386)
Credit loss reserve balance at end of period	$2,296	$396	$—	$2,692
Reserve components:
Collectively evaluated for impairment	$299	$77	$—	$376
Individually evaluated for impairment(1)	1,946	318	—	2,264
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	49	—	—	49
Receivables acquired with deteriorated credit quality	2	1	—	3
Total credit loss reserves	$2,296	$396	$—	$2,692
Receivables:
Collectively evaluated for impairment	$11,279	$1,810	$—	$13,089
Individually evaluated for impairment(1)	9,575	948	—	10,523
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	819	31	—	850
Receivables acquired with deteriorated credit quality	9	2	—	11
Total receivables	$21,682	$2,791	$—	$24,473
Three Months Ended June 30, 2013:
Credit loss reserve balances at beginning of period	$3,619	$694	$—	$4,313
Provision for credit losses	250	22	(5)	267
Net charge-offs:
Charge-offs(2)	(437)	(90)	—	(527)
Recoveries	31	9	5	45
Total net charge-offs	(406)	(81)	5	(482)
Credit loss reserve balance at end of period	$3,463	$635	$—	$4,098

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Six Months Ended June 30, 2013:
Credit loss reserve balance at beginning of period	$3,867	$740	$—	$4,607
Provision for credit losses	266	62	(37)	291
Net charge-offs:
Charge-offs(2)	(738)	(188)	—	(926)
Recoveries	60	21	37	118
Total net charge-offs	(678)	(167)	37	(808)
Other	8	—	—	8
Credit loss reserve balance at end of period	$3,463	$635	$—	$4,098
Reserve components:
Collectively evaluated for impairment	$624	$176	$—	$800
Individually evaluated for impairment(1)	2,775	458	—	3,233
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	62	1	—	63
Receivables acquired with deteriorated credit quality	2	—	—	2
Total credit loss reserves	$3,463	$635	$—	$4,098
Receivables:
Collectively evaluated for impairment	$14,300	$2,166	$—	$16,466
Individually evaluated for impairment(1)	10,667	1,098	—	11,765
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	823	48	—	871
Receivables acquired with deteriorated credit quality	8	2	—	10
Total receivables	$25,798	$3,314	$—	$29,112

(1)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $544 million and $726 million at June 30, 2014 and 2013, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $34 million and $51 million at June 30, 2014 and 2013, respectively. These credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the three and six months ended June 30, 2014 and 2013 that were carried at the lower of amortized cost or fair value of the collateral less cost to sell. Accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $18 million and $38 million during the three and six months ended June 30, 2014, respectively, compared with $119 million during the three and six months ended June 30, 2013.

6.	Receivables Held for Sale

Real Estate Secured Receivables Real estate secured receivables held for sale which are carried at the lower of amortized cost or fair value totaled $1,874 million and $2,047 million at June 30, 2014 and December 31, 2013, respectively.
As discussed in prior filings, during the second quarter of 2013, we adopted a formal program to initiate sale activities for first lien real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the three and six months ended June 30, 2014, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $430 million and $869 million, respectively, at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $332 million and $674 million for the three and six months ended June 30, 2014, respectively. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor would incorporate a number of assumptions in predicting future

HSBC Finance Corporation

cash flows, such as differences in overall cost of capital assumptions, which may result in a lower estimate of fair value for the cash flows associated with the receivables. Accordingly, during the three and six months ended June 30, 2014 we recorded as a component of total other revenues in the consolidated statement of income, a lower of amortized cost or fair value adjustment of $42 million and $102 million, respectively, associated with the newly transferred loans, all of which was attributable to non-credit related factors as these receivables were already carried at the lower of amortized cost or fair value of the collateral less cost to sell.
During the three and six months ended June 30, 2013, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $2,604 million at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $1,755 million for the three and six months ended June 30, 2013. As discussed above, the price a third party investor may be willing to pay for these receivables may differ than our estimate of value for receivables we intend to hold for investment purposes. Accordingly, during the three and six months ended June 30, 2013, we recorded a lower of amortized cost or fair value adjustment of $99 million associated with these transferred loans, all of which was attributable to non-credit related factors as these receivables were already carried at the lower of amortized cost or fair value of the collateral less cost to sell and was recorded as a component of total other revenues in the consolidated statement of income.
We expect that receivables held for sale at June 30, 2014 will be sold in multiple transactions generally over the next 15 months or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. Accordingly, based on the projected timing of loan sales and the expected flow of foreclosure volume into REO over the next 15 months, a portion of the real estate secured receivables classified as held for sale will ultimately become REO. This estimate of fair value is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity. The following table summarizes the activity of real estate secured receivables either transferred to REO or sold in a short sale during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Carrying value of real estate secured receivables:
Transferred to REO after obtaining title to the underlying collateral	$47	$118	$117	$230
Short sales	20	53	31	88
Impact to lower of amortized cost or fair value adjustment previously recorded resulting from the transfer to REO or short sales:
Transferred to REO after obtaining title to the underlying collateral	(2)	(16)	2	(49)
Short Sales	—	(2)	1	(11)
Personal Non-Credit Card Receivables On April 1, 2013, we completed the sale of our personal non-credit card receivable portfolio with an aggregate unpaid principal balance of $3,760 million (aggregate carrying value of $2,947 million) at March 31, 2013 to trusts for which affiliates of Springleaf Finance, Inc. ("Springleaf"), Newcastle Investment Corp. and Blackstone Tactical Opportunities Advisors L.L.C. are the sole beneficiaries (collectively, the "Purchasers"). Total cash consideration received was $2,964 million. During the second quarter of 2013, we recorded a loss on sale of $11 million primarily related to transaction fees. On September 1, 2013, we completed the sale of a loan servicing facility and related assets located in London, Kentucky (the "Facility") to Springleaf and recognized an immaterial gain on sale of the Facility during the third quarter of 2013. Additionally, on September 1, 2013 the personal non-credit card receivables were converted onto the Purchasers' system and we transferred to the Purchasers over 200 employees who had performed servicing activities for these and other receivables. Prior to the conversion of these receivable to the Purchaser's systems, we serviced these personal non-credit card receivables for the Purchasers for a fee. Servicing fee revenues recorded for servicing these personal non-credit card receivables during the three months ended June 30, 2013 totaled $12 million.

HSBC Finance Corporation

Receivable Held for Sale Activity During the Period The following table summarizes the activity in receivables held for sale during the three and six months ended June 30, 2014:

2014
(in millions)
Three Months Ended June 30, 2014:
Real estate secured receivables held for sale at beginning of period	$2,420
Real estate secured receivables sold	(884)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	139
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(67)
Change in real estate secured receivable balance, including collections	(6)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(2)	272
Real estate secured receivables held for sale at end of period(3)	$1,874

Six Months Ended June 30, 2014:
Real estate secured receivables held for sale at beginning of period	$2,047
Real estate secured receivables sold	(884)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	310
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(148)
Change in real estate secured receivable balance, including collections	23
Transfer of real estate secured receivables into held for investment at the lower of amortized cost or fair value(1)	(8)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(2)	534
Real estate secured receivables held for sale at end of period(3)	$1,874

(1)
During the first quarter of 2014, we identified a small pool of receivables held for sale which did not meet our criteria to be classified as held for sale. As a result we transferred these receivables to held for investment at the lower of amortized cost or fair value.

(2)
The lower of amortized cost or fair value adjustment on receivables transferred into held for sale during the three and six months ended June 30, 2014 totaled $42 million and $102 million, respectively.

(3)
The following table provides a rollforward of our valuation allowance for the three and six months ended June 30, 2014. The valuation allowance has been reduced to zero as the fair value of receivables held for sale at June 30, 2014 exceeds the carrying value as these receivables are carried at the lower of amortized cost or fair value. See Note 14, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in millions)
Balance at beginning of period	$165	$329
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	42	102
Release of valuation allowance resulting from improvements in fair value	(139)	(310)
Valuation allowance on real estate secured receivables transferred to held for investment	—	(4)
Change in valuation allowance for collections, loans sold, charged-off, transferred to REO or short sale	(68)	(117)
Balance at end of period	$—	$—

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment recorded in other revenues during the three and six months ended June 30, 2014 and 2013:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
	Fair Value	REO	Short Sales	Total
	(in millions)
(Income)/Expense:
Three Months Ended June 30, 2014:
Initial lower of amortized cost or fair value adjustment	$42	$—	$—	$42
Subsequent to initial transfer to held for sale	(137)	(2)	—	(139)
Lower of amortized cost or fair value adjustment recorded through other revenues	$(95)	$(2)	$—	$(97)

Three Months Ended June 30, 2013:
Initial lower of amortized cost or fair value adjustment	$99	$—	$—	$99
Subsequent to initial transfer to held for sale	(453)	(16)	(2)	(471)
Lower of amortized cost or fair value adjustment recorded through other revenues	$(354)	$(16)	$(2)	$(372)

Six Months Ended June 30, 2014:
Initial lower of amortized cost or fair value adjustment	$102	$—	$—	$102
Subsequent to initial transfer to held for sale	(313)	2	1	(310)
Lower of amortized cost or fair value adjustment recorded through other revenues	$(211)	$2	$1	$(208)

Six Months Ended June 30, 2013:
Initial lower of amortized cost or fair value adjustment	$99	$—	$—	$99
Subsequent to initial transfer to held for sale	(865)	(49)	(11)	(925)
Lower of amortized cost or fair value adjustment recorded through other revenues	$(766)	$(49)	$(11)	$(826)
During the three and six months ended June 30, 2014, we reversed $137 million and $313 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the relative fair value of the real estate secured receivables held for sale as conditions in the housing industry have continued to show improvement in the first half of 2014 due to modest improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.
During the three and six months ended June 30, 2013, we reversed $453 million and $947 million of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the relative fair value of the real estate secured receivables held for sale during 2013 largely due to improved conditions in the housing industry. During the first quarter of 2013, the fair value of the personal non-credit card receivables held for sale decreased by $82 million, reflecting the excess of the interest and fee income on the loans over the fees received from the Purchasers as the sale agreement called for interest and fees on the loans to pass to the Purchasers after December 31, 2012 in return for a cost of carry and servicing fee to be paid to the seller.

HSBC Finance Corporation

7.	Fair Value Option

We have elected to apply fair value option (“FVO”) reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. The following table summarizes fixed rate debt issuances accounted for under FVO:

	June 30, 2014	December 31, 2013
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$7,288	$8,025
Due to affiliates	517	496
Total fixed rate debt accounted for under FVO	$7,805	$8,521

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$7,264	$7,942

Fixed rate long-term debt not accounted for under FVO	$6,822	$7,083

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $230 million and $245 million at June 30, 2014 and December 31, 2013, respectively.

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
The following table summarizes the components of the gain on debt designated at fair value and related derivatives for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$28	$119	$64	$205
Credit risk component	(9)	23	(25)	(18)
Total mark-to-market on debt designated at fair value	19	142	39	187
Mark-to-market on the related derivatives(1)	(45)	(107)	(102)	(220)
Net realized gains on the related derivatives	68	84	136	168
Gain on debt designated at fair value and related derivatives	$42	$119	$73	$135

(1)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a gain of $17 million and a loss of $29 million during the three months ended June 30, 2014 and 2013, respectively, and a gain of $15 million and a gain of $81 million for the six months ended June 30, 2014 and 2013, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a loss of $17 million and a gain of $29 million during the three months ended June 30, 2014 and 2013, respectively, and a loss of $15 million and a loss of $81 million for the six months ended June 30, 2014 and 2013, respectively.

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $542 million and $581 million at June 30, 2014 and December 31, 2013, respectively.

HSBC Finance Corporation

The change in the fair value of the debt and the change in value of the related derivatives during the three and six months ended June 30, 2014 and 2013 reflects the following:

•
Interest rate curve – During the three and six months ended June 30, 2014, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Rising long-term interest rates during the three and six months ended June 30, 2013 resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative in the year-ago period. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•
Credit – Our secondary market credit spreads tightened during the three and six months ended June 30, 2014 on overall positive economic news. During the three months ended June 30, 2013, our secondary market credit spreads widened minimally; however, during the six months ended June 30, 2013, our credit spreads tightened on overall positive economic news.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the six months ended June 30, 2014 should not be considered indicative of the results for any future periods.

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
At both June 30, 2014 and December 31, 2013, all of our existing derivative contracts are with HSBC subsidiaries, making them our sole counterparty in derivative transactions. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliates to provide collateral to us of $590 million and $811 million at June 30, 2014 and December 31, 2013, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At June 30, 2014 and December 31, 2013, we had derivative contracts with a notional amount of $14.0 billion and $16.5 billion, respectively, all of which is outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.
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

	June 30, 2014		December 31, 2013
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges
Interest rate swaps	$12	$(108)	$16	$(138)
Currency swaps	264	(10)	255	(28)
Cash flow hedges	276	(118)	271	(166)

Non-qualifying hedge activities
Derivatives not designated as hedging instruments
Interest rate swaps	21	(303)	24	(171)
Currency swaps	—	—	—	—
Derivatives not designated as hedging instruments	21	(303)	24	(171)

Derivatives associated with debt carried at fair value
Interest rate swaps	197	—	270	—
Currency swaps	498	—	542	—
Derivatives associated with debt carried at fair value	695	—	812	—
Total derivatives	992	(421)	1,107	(337)
Less: Gross amounts offset in the balance sheet(2)	992	(421)	1,107	(337)
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$—	$—	$—

(1)	All of our derivatives are bilateral over-the-counter ("OTC") derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral received as of June 30, 2014 and December 31, 2013 of $590 million and $811 million, respectively. At June 30, 2014 and December 31, 2013, we did not have any financial instrument collateral received/posted.

(3)	At June 30, 2014 and December 31, 2013, we had not received any cash or financial instruments not subject to an enforceable master netting agreement.
Fair Value Hedges  In the first quarter of 2013, we terminated all of our active fair value hedge positions to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC USA Inc. in December 2012. Prior to the first quarter of 2013, fair value hedges included interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. We recorded fair value adjustments to the carrying value of our debt for fair value hedges which increased the debt balance by $2 million and $5 million at June 30, 2014 and December 31, 2013, respectively.
During the three and six months ended June 30, 2014 and 2013, there were neither any gains or losses recorded on any derivatives or related hedged items in the consolidated statement of income as we terminated all of our active fair value hedge positions in the first quarter of 2013 as discussed above.
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $74 million and $97 million at June 30, 2014 and December 31, 2013, respectively. We expect $55 million ($35 million after-tax) of currently unrealized net losses will be reclassified to earnings within

HSBC Finance Corporation

one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings.
The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2014	2013		2014	2013		2014	2013
	(in millions)
Three Months Ended June 30,
Interest rate swaps	$8	$32	Interest expense	$1	$—	Derivative related income (expense)	$—	$—
Currency swaps	3	23	Interest expense	(4)	(3)	Derivative related income (expense)	3	5
Total	$11	$55		$(3)	$(3)		$3	$5

Six Months Ended June 30,
Interest rate swaps	$21	$74	Interest expense	$1	$(1)	Derivative related income (expense)	$—	$2
Currency swaps	7	38	Interest expense	(7)	(8)	Derivative related income (expense)	8	19
			Derivative loss recognized on termination of hedges	—	(199)
Total	$28	$112		$(6)	$(208)		$8	$21
Non-Qualifying Hedging Activities  We have entered into interest rate and currency swaps which are not designated as hedges under derivative accounting principles. However, as of June 30, 2014 and December 31, 2013, we no longer have any open currency swap positions. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets.
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(in millions)
Interest rate contracts	Derivative related income (expense)	$(93)	$181	$(188)	$264
Currency contracts	Derivative related income (expense)	—	(1)	—	(1)
Total		$(93)	$180	$(188)	$263
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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(in millions)
Interest rate contracts	Gain on debt designated at fair value and related derivatives	$5	$(6)	$8	$(7)
Currency contracts	Gain on debt designated at fair value and related derivatives	18	(17)	26	(45)
Total		$23	$(23)	$34	$(52)
Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	June 30, 2014	December 31, 2013
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$1,959	$3,256
Currency swaps	2,248	2,277
	4,207	5,533
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	3,199	3,699
Currency swaps	—	—
	3,199	3,699
Derivatives associated with debt carried at fair value:
Interest rate swaps	3,682	4,343
Currency swaps	2,892	2,892
	6,574	7,235
Total	$13,980	$16,467
The decrease in the notional amount of our derivative contracts at June 30, 2014 as compared with December 31, 2013 reflects maturities of approximately $2.5 billion.

During the first quarter of 2013, we terminated $1.0 billion of cash flow hedge positions. As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to an affiliate, HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX, which is a related but unconsolidated entity, issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. In October 2013, U.S. Regulators published a final rule in the Federal Register implementing the Basel III capital framework under which the qualification of trust preferred securities as Tier I capital will be phased out. In anticipation of these changes as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, in the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to income of $199 million of unrealized losses previously accumulated in other comprehensive income during the first quarter of 2013.

HSBC Finance Corporation

9.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

	2014	2013
	(in millions)
Three Months Ended June 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(83)	$(190)
Other comprehensive income for period:
Net gains arising during period, net of tax of $4 million and $19 million, respectively	7	36
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $1 million, respectively(3)	2	2
Total other comprehensive income for period	9	38
Balance at end of period	(74)	(152)
Pension and postretirement benefit plan liability:
Balance at beginning of period	(11)	(26)
Other comprehensive income for period:
Reclassification adjustment for losses realized in net income, net of tax of $- million and $- million, respectively(2)	—	1
Total other comprehensive income for period	—	1
Balance at end of period	(11)	(25)
Foreign currency translation adjustments:
Balance at beginning of period	—	(9)
Other comprehensive income for period:
Reclassification adjustment for gains realized in net income, net of tax of $- million and $- million, respectively(3)	—	9
Total other comprehensive income for period	—	9
Balance at end of period	—	—
Total accumulated other comprehensive loss at end of period	$(85)	$(177)

Six Months Ended June 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(97)	$(358)
Other comprehensive income for period:
Net gains arising during period, net of tax of $9 million and $39 million, respectively	19	72
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $74 million, respectively(3)	4	134
Total other comprehensive income for period	23	206
Balance at end of period	(74)	(152)

HSBC Finance Corporation

	2014	2013
	(in millions)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	—	115
Other comprehensive income (loss) for period:
Reclassification adjustment for losses realized in net income, net of tax of $- million and $(62) million, respectively(1)	—	(115)
Total other comprehensive income (loss) for period	—	(115)
Balance at end of period	—	—
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	—	1
Other comprehensive income (loss) for period:
Reclassification adjustment for gains realized in net income, net of tax of $- million and $(1) million, respectively(1)	—	(1)
Total other comprehensive income (loss) for period	—	(1)
Balance at end of period	—	—
Pension and postretirement benefit plan liability:
Balance at beginning of period	(11)	(26)
Other comprehensive income for period:
Reclassification adjustment for losses realized in net income, net of tax of $- million and $- million, respectively(2)	—	1
Total other comprehensive income for period	—	1
Balance at end of period	(11)	(25)
Foreign currency translation adjustments:
Balance at beginning of period	—	11
Other comprehensive income (loss) for period:
Translation losses, net of tax of $- million and $(1) million, respectively	—	(5)
Reclassification adjustment for gains realized in net income, net of tax of $- million and $(9) million, respectively(3)	—	(6)
Total other comprehensive income (loss) for period	—	(11)
Balance at end of period	—	—
Total accumulated other comprehensive loss at end of period	$(85)	$(177)

(1)	The amounts reclassified during the three and six months ended June 30, 2014 and 2013 are included in loss from discontinued operations in our consolidated statement of income.

(2)	The amounts reclassified during the three and six months ended June 30, 2013 are included as a component of salaries and employee benefits in our consolidated statement of income.

(3)	See the tables below for the components of the amounts reclassified during the three and six months ended June 30, 2014 and 2013 into income and location in our consolidated statement of income.

HSBC Finance Corporation

The following table provides additional information related to the amounts classified into the consolidated statement of income out of accumulated other comprehensive loss during the three and six months ended June 30, 2014 and 2013.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(1)	Affected Line Item in the Statement of Income
	(in millions)
Three Months Ended June 30, 2014:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(3)	Interest expense
Total before tax	(3)
Tax benefit	(1)
Net of tax	$(2)

Three Months Ended June 30, 2013:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(3)	Interest expense
Derivative loss recognized on termination of hedge relationship	—	Derivative related income (expense)
Total before tax	(3)
Tax benefit	(1)
Net of tax	$(2)
Foreign currency translation adjustments:
Sale of Insurance business	$—	Income (loss) on discontinued operations
Closure of foreign legal entity	9	Other income
Total before tax	9
Tax expense (benefit)	—
Net of tax	$9

Six Months Ended June 30, 2014:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(6)	Interest expense
Total before tax	(6)
Tax benefit	(2)
Net of tax	$(4)

HSBC Finance Corporation

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(1)	Affected Line Item in the Statement of Income
	(in millions)
Six Months Ended June 30, 2013:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(9)	Interest expense
Derivative loss recognized on termination of hedge relationship	(199)	Derivative related income (expense)
Total before tax	(208)
Tax benefit	(74)
Net of tax	$(134)
Foreign currency translation adjustments:
Sale of Insurance business	$(24)	Income (loss) on discontinued operations
Closure of foreign legal entity	9	Other income
Total before tax	(15)
Tax benefit	(9)
Net of tax	$(6)

(1)	Amounts in parenthesis indicate expenses recognized in the consolidated statement of income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Service cost – benefits earned during the period	$1	$2	$2	$4
Interest cost on projected benefit obligation	12	14	25	28
Expected return on assets	(15)	(18)	(29)	(36)
Recognized losses	7	11	13	22
Pension expense	$5	$9	$11	$18
During the first quarter of 2014, an additional contribution of $74 million was made to the Plan.
Postretirement Plans Other Than Pensions The components of net periodic benefit cost for our postretirement plans other than pension are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Service cost – benefits earned during the period	$—	$—	$—	$—
Interest cost	2	2	4	4
Net periodic postretirement benefit cost	$2	$2	$4	$4

HSBC Finance Corporation

11.	Related Party Transactions

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

	June 30, 2014	December 31, 2013
	(in millions)
Assets:
Cash	$195	$172
Securities purchased under agreements to resell(1)	5,643	6,924
Other assets	143	86
Total assets	$5,981	$7,182
Liabilities:
Due to affiliates(2)	$7,761	$8,742
Other liabilities	79	51
Total liabilities	$7,840	$8,793

(1)
Securities under an agreement to resell are purchased from HSI and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances as well as HSBC's ownership of our subordinated debt and excludes preferred stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$2	$1	$3	$2
Interest expense paid to HSBC affiliates(1)	(75)	(119)	(155)	(258)
Net interest income (expense)	$(73)	$(118)	$(152)	$(256)
Gain (loss) on FVO debt with affiliate	$(12)	$34	$(20)	$37
Servicing and other fees from HSBC affiliates	6	6	14	13
Support services from HSBC affiliates	(73)	(67)	(133)	(135)
Stock based compensation expense with HSBC(2)	(2)	(2)	(3)	(4)

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

Funding Arrangements with HSBC Affiliates:
Beginning in the first quarter of 2012, all of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are now sourced primarily through HSBC USA, Inc. Due to affiliates consists of the following:

HSBC Finance Corporation

	June 30, 2014	December 31, 2013
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$3,300	$4,300
HSBC USA Inc.	3,012	3,012
HSBC Holdings plc (includes $517 million and $496 million at June 30, 2014 and December 31, 2013 carried at fair value, respectively)	839	820
HSBC North America Holdings Inc.	600	600
HSBC Asia Holdings BV	10	10
Due to affiliates	$7,761	$8,742
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries - We have various debt agreements with maturities between 2014 and 2016.
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted revolving credit agreement with HSBC USA Inc. which expires during the fourth quarter of 2014. The credit agreement allows for borrowings with maturities of up to 15 years. Of the amounts outstanding at June 30, 2014, $512 million matures in September 2017, $1.5 billion matures in January 2018 and $1.0 billion matures in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion which matures in 2021. Of this amount, HSBC Holdings plc holds $839 million.
HSBC North America Holdings Inc. - We have a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035.
HSBC Asia Holdings BV - We have two $5 million loan agreements with maturity dates in 2014 and 2015. Although these loan agreements have stated maturity dates, we have the ability to repay the loans at any time and may elect to do so.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either June 30, 2014 or December 31, 2013:

•	$1.0 billion committed revolving credit facility with HSBC USA Inc. was available at June 30, 2014 and December 31, 2013. This credit facility expires in May 2017;

•	$100 million committed revolving credit facility with HSBC Investments (Bahamas) Limited was available at December 31, 2013. This facility matured in April 2014 and was not renewed; and

•	$455 million, 364-day uncommitted revolving credit facility with HSBC North America was available at June 30, 2014 and December 31, 2013.
As discussed more fully in Note 22, "Litigation and Regulatory Matters," in our 2013 Form 10-K, in November 2013, we obtained a surety bond to secure a stay of execution of the partial judgment in the Jaffe litigation pending the outcome of our appeal. This surety bond has been guaranteed by HSBC North America and we pay HSBC North America an annual fee for providing the guarantee which is included as a component of interest expense. Guarantee fees for the three and six months ended June 30, 2014 totaled $2 million and $3 million, respectively.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our sole counterparty in derivative transactions. The notional amount of derivative contracts outstanding with HSBC Bank USA totaled $14.0 billion and $16.5 billion at June 30, 2014 and December 31, 2013, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements at June 30, 2014 and December 31, 2013 with HSBC Bank USA required HSBC Bank USA to provide collateral to us of $590 million and $811 million, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement. See Note 8, “Derivative Financial Instruments,” for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, during the fourth quarter of 2010, we issued 1,000 shares of Series C preferred stock to HSBC Investments (North America) Inc. ("HINO") for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $21 million and $43 million during the three and six months ended June 30, 2014, respectively, compared with $21 million and $43 million during the three and six months ended June 30, 2013, respectively.

HSBC Finance Corporation

Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $907 million and $1.0 billion at June 30, 2014 and December 31, 2013, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

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

HSBC Finance Corporation

The following table reconciles our IFRSs segment results to the U.S. GAAP consolidated totals:

	IFRSs Consumer Segment Totals	IFRSs Adjustments(1)	IFRSs Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2014:
Net interest income	$370	$(80)	$(65)	$225
Other operating income (Total other revenues)	(77)	67	57	47
Total operating income (loss)	293	(13)	(8)	272
Loan impairment charges (Provision for credit losses)	11	(209)	1	(197)
Net interest income and other operating income less loan impairment charges	282	196	(9)	469
Operating expenses	124	6	(9)	121
Profit (loss) before tax	$158	$190	$—	$348

Three Months Ended June 30, 2013:
Net interest income	$493	$(168)	$(87)	$238
Other operating income (Total other revenues)	(116)	658	86	628
Total operating income (loss)	377	490	(1)	866
Loan impairment charges (Provision for credit losses)	124	143	—	267
Net interest income and other operating income less loan impairment charges	253	347	(1)	599
Operating expenses	153	43	(1)	195
Profit (loss) before tax	$100	$304	$—	$404

Six Months Ended June 30, 2014:
Net interest income	$742	$(155)	$(130)	$457
Other operating income (Total other revenues)	(161)	172	118	129
Total operating income (loss)	581	17	(12)	586
Loan impairment charges (Provision for credit losses)	129	(325)	1	(195)
Net interest income and other operating income less loan impairment charges	452	342	(13)	781
Operating expenses	340	11	(13)	338
Profit (loss) before tax	$112	$331	$—	$443
Balances at end of period:
Customer loans (Receivables)	$26,379	$(1,871)	$(35)	$24,473
Assets	35,784	(1,446)	—	34,338

Six Months Ended June 30, 2013:
Net interest income	$1,129	$(327)	$(170)	$632
Other operating income (Total other revenues)	(315)	1,120	177	982
Total operating income (loss)	814	793	7	1,614
Loan impairment charges (Provision for credit losses)	443	(152)	—	291
Net interest income and other operating income less loan impairment charges	371	945	7	1,323
Operating expenses	408	48	7	463
Profit (loss) before tax	$(37)	$897	$—	$860
Balances at end of period:
Customer loans (Receivables)	$34,498	$(5,346)	$(40)	$29,112
Assets	43,839	(1,967)	—	41,872

(1)	IFRSs Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described in Note 18, "Business Segments," in the 2013 Form 10-K.

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and IFRSs.

HSBC Finance Corporation

13.	Variable Interest Entities

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
The assets and liabilities of these consolidated secured financing VIEs consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$2	$—	$—	$—
Receivables, net:
Real estate secured receivables	3,495	—	4,020	—
Accrued interest income and other	142	—	156	—
Credit loss reserves	(442)	—	(556)	—
Receivables, net	3,195	—	3,620	—
Other liabilities	—	(40)	—	(41)
Long-term debt	—	1,835	—	2,200
Total	$3,197	$1,795	$3,620	$2,159
The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
Unconsolidated VIEs As of June 30, 2014 and December 31, 2013, all of our unconsolidated VIEs, which relate to investments in certain partnerships, are reported within our discontinued operations. We do not have any unconsolidated VIEs within continuing operations.

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
Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$195	$195	$195	$—	$—
Securities purchased under agreements to resell	5,643	5,643	—	5,643	—
Real estate secured receivables(1):
First lien	20,074	18,037	—	—	18,037
Second lien	2,501	1,373	—	—	1,373
Total real estate secured receivables	22,575	19,410	—	—	19,410
Real estate secured receivables held for sale	1,874	1,897	—	289	1,608
Due from affiliates	143	143	—	143	—
Financial liabilities:
Due to affiliates carried at fair value	517	517	—	517	—
Due to affiliates not carried at fair value	7,244	7,539	—	7,539	—
Long-term debt carried at fair value	7,288	7,288	—	7,288	—
Long-term debt not carried at fair value	10,946	11,580	—	9,821	1,759

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$175	$175	$175	$—	$—
Securities purchased under agreements to resell	6,924	6,924	—	6,924	—
Real estate secured receivables(1):
First lien	21,514	18,577	—	—	18,577
Second lien	2,659	1,418	—	—	1,418
Total real estate secured receivables	24,173	19,995	—	—	19,995
Real estate secured receivables held for sale	2,047	2,047	—	—	2,047
Due from affiliates	86	86	—	86	—
Financial liabilities:
Due to affiliates carried at fair value	496	496	—	496	—
Due to affiliates not carried at fair value	8,246	8,369	—	8,369	—
Long-term debt carried at fair value	8,025	8,025	—	8,025	—
Long-term debt not carried at fair value	12,814	13,301	—	11,232	2,069

(1)
The carrying amount of receivables presented in the table above reflects the amortized cost of the receivable, including any accrued interest, less credit loss reserves as well as any charge-offs recorded in accordance with our existing charge-off policies.

HSBC Finance Corporation

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2014 and December 31, 2013 reflect these market conditions. The increase in the relative fair value of real estate secured receivables since December 31, 2013 reflects the conditions in the housing industry which have continued to show improvement in the first half of 2014 due to modest improvements in property values as well as lower required market yields and increased investor demand for these types of receivables. These factors have also resulted in the fair value of receivables held for sale at June 30, 2014 exceeding the carrying value as these receivables are carried at the lower of amortized cost or fair value.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
June 30, 2014:
Derivative financial assets:
Interest rate swaps	$—	$229	$—	$—	$229
Currency swaps	—	763	—	—	763
Derivative netting	—	—	—	(992)	(992)
Total derivative financial assets	—	992	—	(992)	—
Total assets	$—	$992	$—	$(992)	$—
Due to affiliates carried at fair value	$—	$(517)	$—	$—	$(517)
Long-term debt carried at fair value	—	(7,288)	—	—	(7,288)
Derivative related liabilities:
Interest rate swaps	—	(410)	—	—	(410)
Currency swaps	—	(11)	—	—	(11)
Derivative netting	—	—	—	421	421
Total derivative related liabilities	—	(421)	—	421	—
Total liabilities	$—	$(8,226)	$—	$421	$(7,805)
December 31, 2013:
Derivative financial assets:
Interest rate swaps	$—	$310	$—	$—	$310
Currency swaps	—	797	—	—	797
Derivative netting	—	—	—	(1,107)	(1,107)
Total derivative financial assets	—	1,107	—	(1,107)	—
Total assets	$—	$1,107	$—	$(1,107)	$—
Due to affiliates carried at fair value	$—	$(496)	$—	$—	$(496)
Long-term debt carried at fair value	—	(8,025)	—	—	(8,025)
Derivative related liabilities:
Interest rate swaps	—	(309)	—	—	(309)
Currency swaps	—	(28)	—	—	(28)
Derivative netting	—	—	—	337	337
Total derivative related liabilities	—	(337)	—	337	—
Total liabilities	$—	$(8,858)	$—	$337	$(8,521)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2014 or 2013.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three or six months ended June 30, 2014 or 2013.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

HSBC Finance Corporation

	Non-Recurring Fair Value Measurements as of June 30, 2014				Total Gains (Losses) for the Three Months Ended June 30, 2014	Total Gains (Losses) for the Six Months Ended June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$272	$1,602	$1,874	$97	$208
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	850	—	850	(70)	(233)
Real estate owned(2)	—	220	—	220	(12)	(32)
Total assets at fair value on a non-recurring basis	$—	$1,342	$1,602	$2,944	$15	$(57)

	Non-Recurring Fair Value Measurements as of June 30, 2013				Total Gains (Losses) for the Three Months Ended June 30, 2013	Total Gains (Losses) for the Six Months Ended June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$—	$—	$4,991	$4,991	$372	$908
Personal non-credit card(3)	—	—	—	—	—	(82)
Total receivables held for sale	—	—	4,991	4,991	372	826
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	871	—	871	(278)	(505)
Real estate owned(2)	—	333	—	333	(18)	(35)
Total assets at fair value on a non-recurring basis	$—	$1,204	$4,991	$6,195	$76	$286

(1)	Total gains (losses) for the three and six months ended June 30, 2014 and 2013 includes amounts recorded on receivables that were subsequently transferred to held for sale.

(2)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(3)	Our personal non-credit card portfolio was sold on April 1, 2013 as discussed more fully in Note 7, "Receivables Held for Sale," in our 2013 Form 10-K.
The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2014 and December 31, 2013:

	Fair Value				Range of Inputs
Financial Instrument Type	June 30, 2014	Dec. 31, 2013	Valuation Technique	Significant Unobservable Inputs	June 30, 2014			December 31, 2013
	(in millions)
Receivables held for sale carried at fair value:
Real estate secured	$1,602	$2,047	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	92%	0%	-	93%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	8%	6%	-	10%

(1)
The majority of the real estate secured receivables held for sale consider collateral value, among other items, in determining fair value. Collateral values are based on the most recently available broker's price opinion and the collateral loss severity rates averaged 20 percent and 21 percent at June 30, 2014 and

HSBC Finance Corporation

December 31, 2013, respectively. In the current market conditions, investors also take into consideration the fact that the most recently available broker's price opinion may not capture all of the home price appreciation due to the timing of the receipt of the opinion.
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
Receivables and receivables held for sale:  The estimated fair value of our receivables and receivables held for sale is determined by developing an approximate range of value from a mix of various sources appropriate for the respective pools of assets aggregated by similar risk characteristics. These sources include recently observed over-the-counter transactions where available and fair value estimates obtained from an HSBC affiliate and, for receivables held for sale, a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions we believe are consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades.
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

The following supplements, and should be read together with, the disclosure in Note 22, "Litigation and Regulatory Matters," in our 2013 Form 10-K and our Form 10-Q for the quarter ended March 31, 2014 ("March 31, 2014 Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2013 Form 10-K and our March 31, 2014 Form 10-Q are reported herein.
In addition to the matters described below, and in our 2013 Form 10-K and our March 31, 2014 Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods. We currently are subject to a partial final judgment entered in October 2013 in the Securities Litigation (Jaffe v. Household International, Inc., et al. (N.D. Ill. No. 02 C5893)) in the amount of approximately $2.5 billion, which includes pre-judgment interest at the Prime Rate. Claims totaling approximately $625 million, prior to the imposition of pre-judgment interest, also remain pending that are still subject to objections not ruled on by the district court. Although the partial final judgment is on appeal, if the Appeals Court rejects or only partially accepts our arguments, the amount of damages in the action, based upon that partial final judgment, and other pending claims and the application of pre-judgment interest on those pending claims, may lie in a range from a relatively insignificant amount to an amount up to or exceeding $3.6 billion. We continue to maintain a reserve for this matter in an amount that represents management's current estimate of probable losses.
Litigation - Continuing Operations
Securities Litigation  The appeal to the Court of Appeals for the Seventh Circuit in the Jaffe matter has been fully briefed and the oral argument was heard on May 29, 2014. We await a ruling from the Court of Appeals.
Benchmark Rate Litigation In May 2014 HSBC, HSBC Bank plc, HSBC USA and HSBC Finance Corporation, along with the other U.S. dollar Libor panel banks, were named as defendants in a lawsuit filed by two mutual funds managed by Prudential Investment Portfolios seeking unspecified damages as a result of alleged artificial suppression of U.S. dollar Libor rates which plaintiffs allege resulted in plaintiffs receiving substantially less interest payments in connection with certain transactions entered into with the defendants. This action has been transferred and/or consolidated with a U.S. dollar Libor Multi-District Litigation proceeding pending in the U.S. District Court for the Southern District of New York. HSBC and HSBC Bank plc are defendants in that proceeding as well. These actions are subject to a stay imposed by the court.
Litigation - Discontinued Operations
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) On May 8, 2014, after being served with the complaint, HSBC filed a separate motion to dismiss, and both it and HSBC North America joined the joint motion to dismiss. On June 4, 2014, the Judicial Panel on Multidistrict Litigation transferred the case to the Eastern District of New York for consolidation with MDL 1720.
Telephone Consumer Protection Act Litigation By agreement of the parties, the Mills & Wilkes v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., HSBC Mortgage Services, Inc. HSBC Auto Finance, Inc. & HSBC Consumer Lending (USA), Inc., action in the Northern District of California was dismissed and a consolidated action entitled Wilkins & Mills v. HSBC Bank Nevada, N.A. & HSBC Card Services, Inc., was filed in the Northern District of Illinois, Eastern Division. The parties have agreed to settle the

HSBC Finance Corporation

action for approximately $40 million. The settlement is subject to court approval. At a hearing on July 22, 2014, the court preliminarily approved the settlement.
Governmental and Regulatory Matters
Foreclosure Practices During the second quarter of 2014, we reduced by $60 million our accrual relating to our discussions with the U.S. bank regulators and other governmental agencies regarding foreclosure and other mortgage servicing practices, reflecting the portion of the HSBC North America accrual we currently believe is allocable to us. The reduction was based on our discussions with the regulators of the terms of any potential national mortgage settlement. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate.

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
Residential Real Estate Collateralized Consumer Mortgage Loans In January 2014, the FASB issued an Accounting Standards Update to define an in-substance repossession or foreclosure of residential real estate for purposes of determining whether or not an entity should derecognize a consumer mortgage loan collateralized by that real estate. Under the standard, an in-substance repossession or foreclosure has occurred if the entity has obtained legal title to the real estate as a result of the completion of a foreclosure (even if the borrower has rights to reclaim the property after the foreclosure upon the payment of certain amounts specified by law), or if, through a deed-in-lieu of foreclosure or other legal agreement, the borrower conveys all interest in the real estate to the entity in satisfaction of the loan. The standard also requires entities to disclose both the amount of foreclosed residential real estate held as well as the recorded investment in consumer mortgage loans collateralized by residential real estate that the entity is in the process of foreclosing upon. The new guidance is effective for all annual and interim periods beginning January 1, 2015. We do not expect adoption of this standard will have a significant impact on our financial statements.
There have been no additional accounting pronouncements issued that are expected to have a significant impact on our financial position or results of operations.

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
Current Environment The U.S. economy continued its gradual recovery during the first half of 2014. While consumer confidence, buoyed by healthy job growth, began to increase during the second quarter of 2014 and recover from the impact of the severe winter weather experienced across many parts of the United States during the first quarter, it remained flat compared with December 31, 2013 as wage growth prospects and prolonged high gasoline prices continued to impact consumer sentiment. During the first half of 2014, the Federal Reserve Board ("Federal Reserve") announced further reductions in its bond buying stimulus program and updated its guidance on short-term interest rates, putting less weight on the unemployment rate and indicating that it would look at ‘a broad range of economic indicators’ in deciding when to start raising short-term interest rates.
While the economy continued to add jobs in the first half of 2014, the pace of new job creation continued to be slower than needed to significantly reduce the number of long-term unemployed. While the unemployment rate in the U.S. fell 60 basis points since year-end to 6.1 percent at June 30, 2014 as more people began to find work, there are a significant number of U.S. residents who are no longer looking for work and are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, volatility in energy prices, credit market volatility including the ability to resolve various global financial issues and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, will continue to impact our results in 2014 and beyond.
While the housing market in the U.S. continues to recover, the strength of the recovery varies by market. The listing of foreclosed properties for sale has slowed price gains in 2014. In addition, certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures in several jurisdictions which will take time to resolve.
Business Focus  During the second quarter of 2014, we entered into an agreement to outsource the servicing of our real estate owned ("REO") portfolio to a third party which we believe will result in a more efficient process for servicing our REO portfolio. The servicing is being transferred over time and we anticipate the transfer will be completed by the end of 2014. Although we are transferring the servicing activities to a third-party, the REO portfolio will remain on our balance sheet.
On May 1, 2014, we sold a pool of real estate secured receivables with an aggregate unpaid principal balance of $1,255 million (aggregate carrying value of $884 million) at the time of sale to a third-party investor. Aggregate cash consideration for these real estate secured receivables totaled $893 million. During the second quarter of 2014, we realized a loss on this transaction of $6 million, net of transaction fees.

HSBC Finance Corporation

In May 2014, we sold the recovery rights to receivables with outstanding balances of $3.3 billion which had previously been fully charged-off. The cash proceeds from this transaction of $57 million were recorded as a recovery of charged-off receivables during the second quarter of 2014. Additionally, we anticipate selling the recovery rights associated with certain charged-off receivables on a monthly basis going forward, although we anticipate the impact will not be significant.
On July 1, 2014, we sold a pool of real estate secured receivables with an aggregate unpaid principal balance of $289 million (aggregate carrying value of $272 million) at the time of sale to a third-party investor. Aggregate cash consideration for these real estate secured receivables totaled $289 million. We realized a gain on this transaction of approximately $13 million, net of transaction costs, which will be recorded during the third quarter of 2014.
As discussed in prior filings, we have adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the three and six months ended June 30, 2014, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $430 million and $869 million, respectively, at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $332 million and $674 million during the three and six months ended June 30, 2014, respectively. As a result of the transfer of these receivables to held for sale, during the three and six months ended June 30, 2014 we recorded a lower of amortized cost or fair value adjustment of $42 million and $102 million, respectively, to reduce the carrying value of the newly transferred loans, all of which was attributable to non-credit related factors (e.g. interest rates, market liquidity and differences in overall cost of capital assumptions) and was recorded as a component of total other revenues in the consolidated statement of income. We currently expect additional real estate secured receivables with an aggregate carrying amount of approximately $475 million could be transferred to held for sale during the remainder of 2014 as we anticipate that during the year they will be written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies and therefore meet our criteria to be considered held for sale. We believe credit losses related to these receivables are substantially covered by our existing credit loss reserves. However, based on the current fair value of our existing receivables held for sale portfolio, the lower of amortized cost or fair value adjustment for non-credit related factors on these receivables could be in the range of $0 to $50 million. Our estimate of both the volume of loans which will be transferred to held for sale as they become 180 days past due as well as the fair value adjustment required for the aforementioned pool of loans is influenced by factors outside our control such as changes in default rates, estimated costs to obtain properties, home prices and investors' required returns amongst others. There is uncertainty inherent in these estimates making it reasonably possible that they could be significantly different as factors impacting the estimates continually evolve.
During the three and six months ended June 30, 2014, we reversed $137 million and $313 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the fair value of the real estate secured receivables held for sale as conditions in the housing industry have continued to show improvement in the first half of 2014 due to modest improvements in property values as well as lower required market yields and increased investor demand for these types of receivables. As noted in the preceding paragraph, these fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. Accordingly, the improving trend in the fair value of receivables held for sale that began in 2013 and has continued during the first half of 2014 should not be considered indicative of fair value changes in future periods as deterioration in these factors would likely require increases to our valuation allowance in future periods. Additionally, at June 30, 2014 our valuation allowance for receivables held for sale is zero and any future improvements in home prices will not result in further reversals in the lower of amortized cost or fair value adjustment.
At June 30, 2014, real estate secured receivables held for sale totaled $1,874 million. We expect that receivables held for sale at June 30, 2014 will be sold in multiple transactions generally over the next 15 months. If the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as REO and sold.
See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding receivables held for sale.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio held for investment, which totaled $24,473 million at June 30, 2014, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile. In light of the current economic conditions and mortgage industry trends and the age of our run-off receivable portfolio, our loan prepayment rates have slowed when compared with historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be approximately $18 billion by the end of 2016. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline

HSBC Finance Corporation

and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of refinancing alternatives as well as the impact of a continued elongated foreclosure process.
As discussed more fully in Note 22, "Litigation and Regulatory Matters," in our 2013 Form 10-K, we are currently in discussions with the U.S. bank regulators and other governmental agencies regarding foreclosure and other mortgage servicing practices. During the second quarter of 2014, we reduced our accrual relating to this matter by $60 million, which was recorded as a component of other servicing and administrative expenses, reflecting the portion of the HSBC North America accrual we currently believe is allocable to us. The reduction was based on our discussions of the terms of any potential settlement with the regulators. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability, which may result in changes to our current estimate in future periods.
We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, outstanding debt levels or cost structure in support of HSBC's strategic priorities. We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies in an effort to create a more sustainable cost structure. Since 2011, we have taken various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives which have resulted in workforce reductions. Our focus on cost optimization is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.
Performance, Developments and Trends  The following table sets forth selected financial highlights of HSBC Finance Corporation for the three and six months ended June 30, 2014 and 2013 and as of June 30, 2014, March 31, 2014 and December 31, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars are in millions)
Income from continuing operations	$236	$271	$348	$575
Return on average assets ("ROA"), annualized	2.7%	2.5%	2.0%	2.6%
Return on average common shareholder's equity ("ROE"), annualized	14.9	18.1	10.3	19.8
Net interest margin, annualized(1)	2.73	2.33	2.71	3.01
Consumer net charge-off ratio, annualized(2)	1.73	6.24	3.03	5.11
Efficiency ratio(1)(3)	44.5	22.5	57.7	28.7

	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars are in millions)
Real estate secured receivables(4)	$24,473	$25,481	$26,584
Credit loss reserves(2)	2,692	2,997	3,273
Two-months-and-over contractual delinquency ratio for real estate secured receivables held for investment(2)	7.05%	8.52%	10.01%

(1)	See "Results of Operations" for a detailed discussion of trends in our net interest margin and efficiency ratio.

(2)	See "Credit Quality" for a detailed discussion of trends in credit loss reserve levels as well as delinquency and charge-off ratios.

(3)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.

(4)	See "Receivables Review" for a detailed discussion of changes in real estate secured receivable levels.
We reported net income of $229 million and $335 million during the three and six months ended June 30, 2014 compared with net income of $220 million and $446 million during the year-ago periods. Income from continuing operations was $236 million and $348 million during the three and six months ended June 30, 2014 compared with income from continuing operations of $271 million and $575 million during the year-ago periods. We reported income from continuing operations before income tax of $348 million and $443 million during the three and six months ended June 30, 2014 compared with income from continuing operations before income tax of $404 million and $860 million during the year-ago periods. Our results in all periods were impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option which distorts

HSBC Finance Corporation

comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income (loss) from continuing operations before income tax for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Income from continuing operations before income tax, as reported	$348	$404	$443	$860
Fair value movement on own fair value option debt attributable to credit spread	9	(23)	25	18
Underlying income from continuing operations before income tax(1)	$357	$381	$468	$878

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of fair value movement on fair value option debt attributable to credit spread as presented in the table above, underlying income from continuing operations before tax declined $24 million and $410 million during the three and six months ended June 30, 2014 as compared with the three and six months ended June 30, 2013. The decrease reflects significantly lower other revenues driven by significantly higher reversals of the lower of amortized cost or fair value adjustment on receivables held for sale during the year-ago periods and lower net interest income, partially offset by lower operating expenses and lower provisions for credit losses.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Receivables Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
Funding and Capital  During the six months ended June 30, 2014 and 2013, we did not receive any capital contributions from HSBC Investments (North America) Inc. ("HINO"). During the six months ended June 30, 2014, we retired $2,545 million of term debt as it matured. The maturing debt cash requirements were met through funding from cash generated from operations, including receivable sales and other balance sheet attrition as well as liquidation of short term investments. Continued success in reducing the size of our receivable portfolios through sales of pools of real estate secured receivables will be the primary driver of our liquidity during the remainder of 2014. However, lower cash flow as a result of declining receivable balances may not provide sufficient cash to fully repay maturing debt over the next four to five years. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support. Any required incremental funding has been integrated into the overall HSBC North America funding plans as we intend to source our funding needs through HSBC USA Inc. or through direct support from HSBC or its affiliates.
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
In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:
Equity Ratios  Tangible common equity to tangible assets is a non-U.S. GAAP financial measure that we use to evaluate capital adequacy. This ratio excludes from equity the impact of unrealized gains (losses) on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains (losses) on investments as well as subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. This ratio may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to total assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to total assets ratio, see “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures.”
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income – U.S. GAAP basis	$229	$220	$335	$446
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on loans held for sale	(137)	(324)	(275)	(740)
Loan impairment	(3)	127	29	156
Tax valuation allowances	(2)	—	18	—
Loss on sale of Insurance business	—	—	—	(92)
Litigation expenses	6	26	6	26
Derivatives and hedge accounting (including fair value adjustments)	(1)	(1)	(1)	(1)
Loan origination cost deferrals	5	—	9	3
Interest recognition	5	(11)	4	(11)
Securities	—	—	—	—
Present value of long term insurance contracts	—	—	—	1
Pension and other postretirement benefit costs	2	3	2	7
Other	4	5	6	1
Net income (loss) – IFRSs basis	108	45	133	(204)
Tax (expense) benefit – IFRSs basis	(44)	21	37	149
Income (loss) before tax – IFRSs basis	$152	$24	$96	$(353)
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

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables and receivables held for sale at June 30, 2014 and increases (decreases) since March 31, 2014 and December 31, 2013:

		Increases (Decreases) From
		March 31, 2014		December 31, 2013
	June 30, 2014	$	%	$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$21,682	$(917)	(4.1)%	$(1,886)	(8.0)%
Second lien	2,791	(91)	(3.2)	(225)	(7.5)
Total real estate secured receivables held for investment(1)(2)	$24,473	$(1,008)	(4.0)%	$(2,111)	(7.9)%

Receivables held for sale:
First lien real estate secured receivables held for sale(3)	$1,874	$(546)	(22.6)%	$(173)	(8.5)%

(1)
At June 30, 2014, March 31, 2014 and December 31, 2013 real estate secured receivables held for investment includes $825 million, $927 million and $879 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)
As discussed below, as a result of the transfer of certain real estate secured receivables to held for sale during the three and six months ended June 30, 2014, the trend for changes in receivable balances between June 30, 2014, March 31, 2014 and December 31, 2013 reflects more than the change in the underlying receivables.

(3)
See Note 6, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured receivables held for sale balances between periods.

Real estate secured receivables held for investment  The decrease since March 31, 2014 and December 31, 2013 reflects the continued liquidation of the real estate secured receivable portfolio which will continue going forward as well as the transfer of real estate secured receivables to held for sale with a carrying value prior to transfer of approximately $332 million and $674 million during the three and six months ended June 30, 2014, respectively. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which adversely impacts our provision for credit losses. The following table presents LTV ratios for our real estate secured receivable portfolio held for investment as of June 30, 2014 and December 31, 2013. The improvement in LTV ratios since December 31, 2013 reflects modest improvements in home prices.

	LTV Ratios (1)(2)(3)
	June 30, 2014		December 31, 2013
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	44%	17%	41%	15%
80% ≤ LTV < 90%	18	12	18	12
90% ≤ LTV < 100%	17	17	17	17
LTV ≥ 100%	21	54	24	56
Average LTV for portfolio	82	101	84	103
Average LTV for LTV>100%	112	118	114	120

(1)
LTV ratios for first liens are calculated using the receivable balance, excluding any accrued interest income, as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off

HSBC Finance Corporation

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

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPI's available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the June 30, 2014 and December 31, 2013 information in the table above reflects current estimated property values using HPIs as of March 31, 2014 and September 30, 2013, respectively.

(3)	Excludes the purchased receivable portfolios which totaled $798 million and $831 million at June 30, 2014 and December 31, 2013, respectively.
Receivables held for sale  Receivables held for sale totaled $1,874 million at June 30, 2014 compared with $2,420 million at March 31, 2014 and $2,047 million at December 31, 2013. The decrease as compared with both periods reflects the sale of a pool of real estate secured receivables on May 1, 2014 as previously discussed as well as short sales of receivables held for sale and the transfer of receivables held for sale to REO which occurred during the six months ended June 30, 2014. This decrease was partially offset by the transfer of additional real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies into receivables held for sale with a fair value of approximately $272 million and $534 million at the time transfer during the three and six months ended June 30, 2014, respectively, as discussed above. The decrease was also partially offset by an increase in the fair value of the real estate receivables held for sale during the first half of 2014. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

Real Estate Owned

The following table provides quarterly information regarding our REO properties:

	Quarter Ended
	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013
Number of REO properties at end of period	2,226	2,912	4,149	4,599	3,984
Number of properties added to REO inventory in the period	1,028	1,125	2,008	2,727	2,659
Average loss (gain) on sale of REO properties(1)	(2.0)%	(.6)%	(.2)%	.4%	.1%
Average total loss on foreclosed properties(2)	49.0%	51.5%	51.9%	51.2%	50.3%
Average time to sell REO properties (in days)	166	156	157	150	150

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

As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. Currently we have resumed processing suspended foreclosure actions in all states and have referred substantially all of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in all states. The number of REO properties at June 30, 2014 declined as compared with the prior quarter as we sold more REO properties than were added to inventory. The decrease in the number of properties added to REO inventory during the second quarter of 2014 resulted from many of the receivables for which the underlying property had been in the process of foreclosure, were sold prior to the completion of the foreclosure process. The number of REO properties added to inventory during the remainder of 2014 and beyond will continue to be impacted by our receivable sale program as many

HSBC Finance Corporation

of the properties currently in the process of foreclosure will be sold prior to our taking title and, to a lesser extent, will be impacted by the extended foreclosure timelines.
The average gain on sale of REO properties and the average total loss on foreclosed properties for the second quarter of 2014 improved as compared with the prior quarter due to improvements in home prices.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  The following table summarizes net interest income and net interest margin for the three and six months ended June 30, 2014 and 2013:

	2014	%(1)	2013	%(1)
	(dollars are in millions)
Three Months Ended June 30:
Interest income	$492	5.97%	$591	5.79%
Interest expense	267	3.24	353	3.46
Net interest income	$225	2.73%	$238	2.33%

Six Months Ended June 30:
Interest income	$998	5.93%	$1,364	6.51%
Interest expense	541	3.22	732	3.50
Net interest income	$457	2.71%	$632	3.01%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during the three and six months ended June 30, 2014 as compared with the year-ago periods due to the following:

•
Average receivable levels decreased as a result of real estate secured receivable liquidation, including real estate secured receivable sales subsequent to June 30, 2013, and, for the six months ended June 30, 2014, as a result of the sale of our portfolio of personal non-credit card receivables on April 1, 2013.

•
Overall receivable yields increased during the three months ended June 30, 2014 due to higher yields in our real estate secured receivable portfolio due to lower levels of nonaccrual receivables. Overall receivable yields decreased during the six months ended June 30, 2014 as a result of a significant shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as a result of the sale of our higher yielding personal non-credit card receivable portfolio on April 1, 2013 and continued run-off in our second lien real estate secured receivables portfolio. The decrease during the six months ended June 30, 2014 was partially offset by lower levels of nonaccrual receivables.

•	Interest expense decreased resulting largely from lower average borrowings and lower average rates.
Net interest margin was 2.73 percent and 2.71 percent for the three and six months ended June 30, 2014 compared with 2.33 percent and 3.01 percent for the three and six months ended June 30, 2013. The increase in net interest margin during the three months ended June 30, 2014 reflects higher yields in our real estate secured receivable portfolio as discussed above and a lower cost of funds as a percentage of average interest earning assets. The decrease in net interest margin during the six months ended June 30, 2014 reflects lower overall receivable yields as discussed above partially offset by a lower cost of funds as a percentage of average interest earning assets. The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

HSBC Finance Corporation

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	(dollars are in millions)
Net interest income/net interest margin from prior year quarter	$238	2.33%	$632	3.01%
Impact to net interest income resulting from:
Lower asset levels	(128)		(334)
Receivable yields	30		(38)
Cost of funds (rate and volume)	86		190
Other	(1)		7
Net interest income/net interest margin for current quarter	$225	2.73%	$457	2.71%
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
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

	2014	2013
	(in millions)
Three Months Ended June 30:
Real estate secured	$(184)	$272
Personal non-credit card	(13)	(5)
Total provision for credit losses	$(197)	$267

Six Months Ended June 30:
Real estate secured	$(178)	$328
Personal non-credit card	(17)	(37)
Total provision for credit losses	$(195)	$291
Our provision for credit losses decreased during the three and six months ended June 30, 2014 as compared with the year-ago periods as discussed below.

•
The provision for credit losses for real estate secured loans significantly improved for both the three and six months ended June 30, 2014 reflecting the impact of lower loss estimates due to lower receivable levels and improved credit quality, including lower dollars of delinquency on accounts less than 180 days contractually delinquent as compared with the year-ago periods. The improvement also reflects the transfer of certain real estate secured receivables to held for sale subsequent to June 30, 2013. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The improvement in the provision for credit losses also reflects lower new troubled debt restructure loan ("TDR Loan") volumes and lower reserve requirements on TDR Loans resulting from improvements in loss and severity estimates based on recent trends in the portfolio.

•
The provision for credit losses for personal non-credit card receivables for both the three and six months ended June 30, 2014 and 2013 reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not transferred to held for sale because there were no receivable balances outstanding. Additionally, the six months ended June 30, 2013 includes cash proceeds received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables.

The provision for credit losses for the three and six months ended June 30, 2014 also reflects the sale of recovery rights in May 2014 for receivables with outstanding balances of $3.3 billion which had previously been fully charged-off. The cash proceeds from this transaction of $57 million were recorded as a recovery of charged-off receivables during the second quarter of 2014.
Net charge-offs totaled $108 million and $386 million for the three and six months ended June 30, 2014 compared with $482 million and $808 million for the three and six months ended June 30, 2013. The decrease in net charge-offs during the three and six months ended June 30, 2014 reflects lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices since June 30, 2013 as well as the impact of the sale of the recovery rights discussed above. The

HSBC Finance Corporation

decrease also reflects the impact of the transfer of certain real estate secured receivables to held for sale subsequent to June 30, 2013 as there are no longer any charge-offs associated with the receivables after the transfer to held for sale which impacts comparability between the periods. See “Credit Quality” for further discussion of our net charge-offs.
Credit loss reserves at June 30, 2014 decreased as compared with March 31, 2014 and December 31, 2013 as the provision for credit losses was lower than net charge-offs by $305 million and $581 million during the three and six months ended June 30, 2014, respectively. The decrease compared with March 31, 2014 and December 31, 2013 reflects lower reserve requirements on TDR Loans, lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at June 30, 2014 due to lower new TDR Loan volumes as well as the impact of continuing improvements in loss and severity estimates based on recent trends in the portfolio. The decrease also reflects the transfer to held for sale of additional real estate secured receivables during the three and six months ended June 30, 2014 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $18 million and $38 million during the three and six months ended June 30, 2014, respectively, and were recognized as an additional charge-off at the time of the transfer to held for sale. See “Credit Quality” for further discussion of credit loss reserves.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
	2014	2013	Amount	%
	(dollars are in millions)
Three Months Ended June 30:
Derivative related income (expense)	$(90)	$186	$(276)	*
Gain on debt designated at fair value and related derivatives	42	119	(77)	(64.7)%
Servicing and other fees from HSBC affiliates	6	6	—	—
Lower of amortized cost or fair value adjustment on receivables held for sale	97	372	(275)	(73.9)
Other income (loss)	(8)	(55)	47	85.5
Total other revenues	$47	$628	$(581)	(92.5)%
Six Months Ended June 30:
Derivative related income (expense)	$(180)	$86	$(266)	*
Gain on debt designated at fair value and related derivatives	73	135	(62)	(45.9)%
Servicing and other fees from HSBC affiliates	14	13	1	7.7
Lower of amortized cost or fair value adjustment on receivables held for sale	208	826	(618)	(74.8)
Other income (loss)	14	(78)	92	*
Total other revenues	$129	$982	$(853)	(86.9)%

*	Not meaningful
Derivative related income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles, ineffectiveness on derivatives which are qualifying hedges and, for the six months ended June 30, 2013, a derivative loss recognized on the termination of hedges on certain debt as discussed more fully below. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related income (expense) for the three and six months ended June 30, 2014 and 2013:

HSBC Finance Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net realized losses	$(27)	$(26)	$(53)	$(53)
Mark-to-market on derivatives which do not qualify as effective hedges	(66)	207	(135)	317
Hedge accounting ineffectiveness	3	5	8	21
Derivative loss recognized on termination of hedges	—	—	—	(199)
Total	$(90)	$186	$(180)	$86
As previously discussed, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At June 30, 2014, we had $3.2 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. Our non-qualifying hedges at June 30, 2014 are primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 9.9 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they economically lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets when considered in conjunction with variable rate borrowings.
Derivative related income (expense) for the six months ended June 30, 2013 was impacted by a derivative loss of $199 million recognized on the termination of hedges on certain debt as discussed more fully below. Excluding this item from the prior year period, derivative related income (expense) declined during the three and six months ended June 30, 2014 as a result of falling long-term interest rates during the first half of 2014 which had a negative impact on the mark-to-market for this portfolio of swaps. Rising long-term interest rates during the first half of 2013 had a positive impact on the mark-to-market for this portfolio of swaps during the three and six months ended June 30, 2013. Ineffectiveness during the three and six months ended June 30, 2014 and 2013 was primarily related to our cross currency cash flow hedges that are approaching maturity.
As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX, which is a related but unconsolidated entity, issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. In October 2013, U.S. Regulators published a final rule in the Federal Register implementing the Basel III capital framework under which the qualification of trust preferred securities as Tier I capital will be phased out. In anticipation of these changes as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, in the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to income of $199 million of unrealized losses previously accumulated in other comprehensive income during the six months ended June 30, 2013.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for the six months ended June 30, 2014 or any prior periods should not be considered indicative of the results for any future periods.
Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option ("FVO") as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Gain on debt designated at fair value and related derivatives was lower during the three and six months ended June 30, 2014 primarily related to changes in market movements on certain debt and related derivatives that mature in the near term as well as tightening of our credit spreads during the first half of 2014. See Note 7, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates during the three and six months ended June 30, 2014 were flat as compared with the year-ago periods.
Lower of amortized cost or fair value adjustment on receivables held for sale for the three and six months ended June 30, 2014 and 2013 is summarized in the following table:

HSBC Finance Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Initial lower of amortized cost or fair value adjustment recorded on real estate secured receivables transferred to held for sale during the period	$42	$99	$102	$99
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	(139)	(471)	(310)	(925)
Lower of amortized cost or fair value adjustment	$(97)	$(372)	$(208)	$(826)
As discussed in prior filings, during the second quarter of 2013 we transferred to held for sale all first lien real estate secured receivables held for investment meeting pre-determined criteria which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy as of June 30, 2013 and we adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria was written down to the lower of amortized cost or fair value of the collateral less cost to sell. This resulted in the transfer of receivables to held for sale with a carrying value of $1,755 million during the second quarter of 2013 as compared with transfers of receivables to held for sale with a carrying value of $332 million and $674 million during the three and six months ended June 30, 2014. While the volume of receivables transferred to held for sale was much greater during the prior year periods, the initial lower of amortized cost or fair value adjustment recorded on real estate secured receivables transferred to held for sale is modestly higher during the six months ended June 30, 2014 as a result of home price improvements subsequent to June 30, 2013. Improvements in home prices reduce the severity recorded on receivables held for investment when they reach 180-days contractually delinquent which results in a larger lower of amortized cost or fair value when the receivables is transferred to held for sale.
While both the three and six months ended June 30, 2014 and 2013 were positively impacted by an increase in the fair value of the real estate secured receivables held for sale, the impact was more significant during the year-ago periods as improvements in the conditions in the housing industry were more pronounced in the year-ago periods.
See Note 6, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Other income (loss) was a loss of $8 million and income of $14 million during the three and six months ended June 30, 2014, respectively, compared with a loss of $55 million and $78 million in the year-ago periods. All periods were impacted by changes in the estimated repurchase liability recorded through earnings as discussed and reflected in the table below. Excluding this item from the periods presented, other income decreased during the three months ended June 30, 2014 as the prior year quarter includes servicing fee revenue for the period of time that we serviced the personal non-credit card receivable portfolio prior to the conversion of the receivables to the purchaser's systems. Excluding the impact of the changes in the estimated repurchase liability from the periods presented, other income was essentially flat during the year-to-date period.
Our reserve for potential repurchase liability represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all of our loan sales. Our repurchase liability exposure at June 30, 2014 of $81 million primarily relates to receivables sold by Decision One in previous years and also includes recent receivable sales. Because the level of loan repurchase losses are dependent upon investor strategies for bringing claims or pursuing legal action for losses incurred, the level of the liability for loan repurchase losses requires significant judgment. The following table summarizes the changes in our reserve for potential repurchase liability related to all of our loan sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Balance at beginning of period	$82	$61	$116	$36
Increase (decrease) in liability recorded through earnings	10	62	(6)	87
Realized losses	(11)	—	(29)	—
Balance at end of period	$81	$123	$81	$123
As we have limited information of the losses incurred by investors, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $62 million at June 30, 2014 related to claims that have been filed.

HSBC Finance Corporation

Operating Expenses  Compliance costs, which continued to impact our operating expenses, totaled $12 million and $23 million during the three and six months ended June 30, 2014, respectively, compared with $13 million and $48 million during the year-ago period primarily within other servicing and administrative expenses. While compliance related costs remain elevated as compared with historical periods due to the remediation requirements and continuing compliance of the Federal Reserve Servicing Consent Order, our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review has positively impacted our compliance cost trends. We anticipate compliance costs will decline over time as we continue to run-off the real estate secured receivable portfolio.
The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which have not necessarily declined in line with the run-off of our loan portfolio, which will continue in future periods.

			Increase (Decrease)
	2014	2013	Amount	%
	(dollars are in millions)
Three Months Ended June 30:
Salaries and employee benefits	$51	$51	$—	—%
Occupancy and equipment expenses, net	9	9	—	—
Real estate owned expenses	—	20	(20)	(100.0)
Other servicing and administrative expenses	(12)	48	(60)	*
Support services from HSBC affiliates	73	67	6	9.0
Total operating expenses	$121	$195	$(74)	(37.9)%
Six Months Ended June 30:
Salaries and employee benefits	$107	$115	$(8)	(7.0)%
Occupancy and equipment expenses, net	18	18	—	—
Real estate owned expenses	12	42	(30)	(71.4)
Other servicing and administrative expenses	68	153	(85)	(55.6)
Support services from HSBC affiliates	133	135	(2)	(1.5)
Total operating expenses	$338	$463	$(125)	(27.0)%

*	Not meaningful
Salaries and employee benefits have been impacted during the three months ended June 30, 2014 and 2013 by differences in the timing of adjustments in severance accruals. Excluding the impact of the timing of the severance accrual adjustments in both periods, salaries and employee benefits was lower during the three and six months ended June 30, 2014 as compared with the year-ago periods due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease also reflects the impact of the conversion of the personal non-credit card receivables to the purchaser's system on September 1, 2013 which also resulted in the transfer of over 200 employees to the purchaser as discussed more fully in Note 6, "Receivables Held for Sale." These decreases were partially offset by increased staffing associated with the transfer of additional employees to HSBC Finance Corporation who had previously been centralized in North America and whose salary and employee benefits were previously allocated to us but primarily support the activities of HSBC Finance Corporation. Beginning on January 1, 2014, the salary and employee benefits related to these additional employees are now reported within HSBC Finance Corporation.
Occupancy and equipment expenses, net were flat during the three and six months ended June 30, 2014 as compared with the year-ago periods.
Real estate owned expenses during the second quarter of 2014 were less than $1 million as estimated losses and holding costs on REO properties were completely offset by gains on sales of REO properties as a result of improvements in home prices. REO expenses were lower during the six months ended June 30, 2014 as compared with the prior year period due to higher gains on sales of REO properties and lower holding costs.
Other servicing and administrative expenses during the second quarters of 2014 and 2013 includes a reduction in an accrual related to regulatory mortgage servicing matters of $60 million and $14 million, respectively. Excluding this item from the periods presented, other servicing and administrative expenses decreased during the three and six months ended June 30, 2014 reflecting a continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease

HSBC Finance Corporation

also reflects lower fees for consulting services as a result of our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review.
Support services from HSBC affiliates during the three and six months ended June 30, 2014 includes $6 million related to an increase in the severance accrual related to employees centralized in North America. Excluding this item, support services from HSBC affiliates was flat during the three months ended June 30, 2014 and decreased during the six months ended June 30, 2014 reflecting lower technology costs from HSBC affiliates and lower fees for receivables serviced by HSBC affiliates as a result of the sale of the personal non-credit card receivable portfolio on April 1, 2013 although the impact was more pronounced during the six months ended June 30, 2014. Support services from HSBC affiliates also decreased due to the impact of additional employees who had previously been centralized in North America and billed to HSBC Finance Corporation now being reported within salaries and employee benefits of HSBC Finance Corporation effective January 1, 2014 as discussed above.
Efficiency Ratio from continuing operations was 44.5 percent and 57.7 percent during the three and six months ended June 30, 2014 compared with 22.5 percent and 28.7 percent during the year-ago periods. Our efficiency ratio was higher during the three and six months ended June 30, 2014 as a result of lower other revenues during the three and six months ended June 30, 2014 as the prior year periods benefited from a larger improvement in the fair value of real estate secured receivables held for sale. The efficiency ratio was also negatively impacted by lower net interest income, partially offset by lower operating expenses.
Income taxes The following table provides an analysis of the difference between effective income tax rates based on the total tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

	2014		2013
	(dollars are in millions)
Three Months Ended June 30,
Tax provision at the U.S. federal statutory income tax rate	$122	35.0%	$141	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	5	1.5	2.5
Adjustment with respect to tax for prior periods(1)	(1)	(.3)	14	3.5
Adjustment of tax rate used to value deferred taxes	—	—	(6)	(1.6)
Change in valuation allowance reserves(3)	(7)	(2.0)	(15)	(3.8)
Uncertain tax positions(4)	1.3		—	—
Other non-deductible/non-taxable items	(6)	(1.7)	(5)	(1.2)
Impact of foreign operations	—	—	2.5
Other	(2)	(.6)	—	—
Total income tax provision	$112	32.2%	$133	32.9%

Six Months Ended June 30,
Tax provision at the U.S. federal statutory income tax rate	$155	35.0%	$300	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	7	1.5	5.6
Adjustment with respect to tax for prior periods(1)	5	1.2	4.5
Adjustment of tax rate used to value deferred taxes(2)	(52)	(11.7)	(11)	(1.3)
Change in valuation allowance reserves(3)	(11)	(2.5)	(5)	(.6)
Uncertain tax positions(4)	(2)	(.5)	(5)	(.6)
Other non-deductible/non-taxable items	(7)	(1.6)	(5)	(.6)
Impact of foreign operations	—	—	2.1
Total income tax provision	$95	21.4%	$285	33.1%

(1)
For 2014, the amounts relate to changes in estimates in the amount of state income taxes deductible on the federal income tax return. For 2013, the amounts relate to corrections to current and deferred tax balance sheet accounts and changes in estimates as a result of filing the federal and state income tax returns.

(2)	For 2014, the amounts primarily relate to the effects of re-valuing our deferred tax assets for New York State Tax Reform that was enacted on March 31, 2014.

HSBC Finance Corporation

(3)	For 2014 and 2013, the amounts primarily relate to changes in valuation allowance reserves in states with net operating loss carryforward periods of 12 to 20 years.

(4)	For 2014 and 2013, the amounts primarily relate to the conclusion of state audits and expiration of state statutes of limitations.
During the second quarter of 2014, we concluded certain state and local tax audits resulting in the settlement of uncertain tax positions covering a number of years. While the settlement did not have a significant impact on income tax expense, we released accrued interest associated with the settlement which resulted in a $6 million benefit to interest expense during the three and six months ended June 30, 2014.
On March 31, 2014, New York Governor Cuomo signed legislation overhauling New York’s corporate tax regime as well other significant tax changes. Most of these changes take effect for tax years beginning on or after January 1, 2015 and will have a significant and positive future economic impact on HSBC entities with activity taxed in New York State, including us. As a result, these changes had an impact on our deferred taxes at March 31, 2014 and resulted in an increase to our net deferred tax asset of approximately $55 million at March 31, 2014.

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

HSBC Finance Corporation

Consumer Segment  The following table summarizes the IFRSs results for our Consumer segment for the three and six months ended June 30, 2014 and 2013.

			Increase (Decrease)
	2014	2013	Amount	%
	(dollars are in millions)
Three Months Ended June 30,
Net interest income	$370	$493	$(123)	(24.9)%
Other operating income	(77)	(116)	39	33.6
Total operating income	293	377	(84)	(22.3)
Loan impairment charges	11	124	113	91.1
Net interest income and other operating income after loan impairment charges	282	253	29	11.5
Operating expenses	124	153	29	19.0
Income before income tax	$158	$100	$58	58.0%
Net interest margin	4.54%	4.80%
Efficiency ratio	42.3	40.6
Return (after-tax) on average assets ("ROA")	1.2	.9

Six Months Ended June 30,
Net interest income	$742	$1,129	$(387)	(34.3)%
Other operating income	(161)	(315)	154	48.9
Total operating income	581	814	(233)	(28.6)
Loan impairment charges	129	443	314	70.9
Net interest income and other operating income after loan impairment charges	452	371	81	21.8
Operating expenses	340	408	68	16.7
Income (loss) before income tax	$112	$(37)	$149	*
Net interest margin	4.44%	5.28%
Efficiency ratio	58.5	50.1
Return (after-tax) on average assets ("ROA")	.8	.1

Balances at end of period:
Customer loans	$26,379	$34,498	$(8,119)	(23.5)%
Loans held for sale	192	406	(214)	(52.7)
Assets	35,784	43,839	(8,055)	(18.4)

*	Not meaningful
Our Consumer segment reported income before income tax during the three and six months ended June 30, 2014 as compared with income before income tax during the three months ended June 30, 2013 and a loss before income tax during the six months ended June 30, 2013. The improvement in both periods reflects lower loan impairment charges, improvements in other operating income and lower operating expenses, partially offset by lower net interest income.
Loan impairment charges improved during the three and six months ended June 30, 2014. During the three and six months ended June 30, 2013, we updated our review under IFRSs to reflect the period of time after a loss event that a loan remains current before delinquency is observed which results in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months. This resulted in an incremental loan impairment charge of $110 million under IFRSs during the second quarter of 2013. Excluding the impact of this incremental loan impairment charge, loan impairment charges were higher during the three months ended June 30, 2014 and lower during the six months ended June 30, 2014 as discussed below:

HSBC Finance Corporation

•
The increase in loan impairment charges during the three months ended June 30, 2014 reflects a smaller improvement in market value adjustments on loan collateral during the current quarter as improvements in market value adjustments on loan collateral were significantly more pronounced during the second quarter of 2013. The decrease in loan impairment charges for the six months ended June 30, 2014 reflects lower levels of new impaired loans and lower loan balances outstanding as a result of continued liquidation of the portfolio including loan sales as well as lower loss estimates due to lower delinquency and loss severity levels as compared with the prior year period, partially offset by lower market value adjustments on loan collateral.

•	Loan impairment charges for personal non-credit card loans decreased during the three and six months ended June 30, 2014 as the portfolio was sold on April 1, 2013.
Loan impairment charges were $190 million and $391 million lower than net charge-offs during the three and six months ended June 30, 2014, respectively, compared with loan impairment charges lower than net charge-offs of $95 million and $316 million during the three and six months ended June 30, 2013, respectively. Loan impairment allowances decreased to $2,290 million at June 30, 2014 compared with $2,960 million at December 31, 2013 as a result of lower levels of new impaired loans as a result of lower loan levels and improved economic conditions, improvements in loss severity, lower delinquency levels and transfers of real estate secured loans to held for sale. During the three and six months ended June 30, 2014 real estate secured loans transferred to held for sale had loan impairment allowances totaling $30 million and $191 million at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale.
On May 1, 2014, we completed a sale of real estate secured loans with an aggregate unpaid principal balance of $1,255 million (carrying value of $863 million after impairment allowance and including the effect of write-downs) at the time of sale to a third-party investor and realized a gain of approximately $15 million, net of transaction costs, during the second quarter of 2014.
In May 2014, we sold the recovery rights to loans with outstanding balances of $3.3 billion which had previously been fully charged-off. As a result of this transaction, we recorded a loss of $8 million during the second quarter of 2014.
As discussed previously, we have identified a pool of real estate secured loans we intend to sell, although only a portion of this pool of real estate secured loans currently qualifies for classification as held for sale under IFRSs at June 30, 2014. Assuming we had completed the sale of the entire pool of real estate secured loans held for sale under U.S. GAAP on June 30, 2014, based on market values at that time, we would have recorded a gain of approximately $99 million before consideration of transaction costs.
On July 1, 2014, we completed the sale of real estate secured receivables with an aggregate unpaid principal balance of $289 million (carrying value of $192 million after impairment allowance and including the effect of write-downs) at the time of sale to a third-party investor and expect to realize a gain of $94 million during the third quarter of 2014.
During July 2014, we commenced the active marketing to sell a further portion of our real estate secured loans. At that time, the sale was considered highly probable and these loans were classified as held for sale under IFRSs. As of June 30, 2014, the loans had an unpaid principal balance of approximately $1.1 billion and a carrying amount before impairment allowance, but including the effect of write-downs, of approximately $729 million. We expect to complete the sale of these loans no later than October 2014.
Net interest income decreased during the three and six months ended June 30, 2014 due to lower average loan levels as compared with the year-ago periods primarily as a result of the sale of our portfolio of personal non-credit card loans on April 1, 2013 and certain real estate secured loan sales subsequent to June 30, 2013 and lower overall loan yields, partially offset by lower interest expense. Overall loan yields decreased during the three months ended June 30, 2014 due to changes in yield assumptions on loans participating in payment incentive programs, partially offset by the impact of improved credit quality for real estate secured loans. Overall loan yields for the six months ended June 30, 2014 decreased as a result of the sale of our higher yielding personal non-credit card loan portfolio which resulted in a significant shift in mix to higher levels of lower yielding first lien real estate secured loans as well as changes in yield assumptions on loans participating in payment incentive programs, partially offset by the impact of improved credit quality for real estate secured loans. Lower interest expense during the three and six months ended June 30, 2014 reflects lower average borrowings and a lower cost of funds. Net interest margin decreased during the three and six months ended June 30, 2014 reflecting the lower overall loan yields as discussed above, partially offset by the lower cost of funds as a percentage of average interest earning assets.

HSBC Finance Corporation

Other operating income improved during the three and six months ended June 30, 2014 as compared with the year-ago periods. The following table summarizes significant components of other operating income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Trading income (loss)(1)	$(90)	$137	$(180)	$12
Loss from debt designated at fair value	(12)	—	(42)	(70)
Gain on sale of real estate secured receivables	15	—	15	—
Loss on sale of recovery rights	(8)	—	(8)	—
Loss on sale of personal non-credit card loan portfolio	—	(271)	—	(271)
Other	18	18	54	14
Total other operating income	$(77)	$(116)	$(161)	$(315)

(1)
Trading loss primarily reflects activity on our portfolio of non-qualifying hedges and, for the six months ended June 30, 2013, a derivative loss on the termination of a hedge relationship as well as provisions for mortgage loan repurchase obligations.

Total other operating income was significantly impacted in the year-ago periods by a loss on the sale of our personal non-credit card loan portfolio during the second quarter of 2013. Excluding this item from the year-ago periods, total other operating income was lower during the three and six months ended June 30, 2014 primarily due to trading losses during the current year periods as a result of the impact of falling long-term interest rates on our non-qualifying hedge portfolio during the first half of 2014. Additionally, the six months ended June 30, 2013 included a $199 million derivative loss recognized on the termination of interest rate swaps associated with a hedge relationship. Loss from debt designated at fair value deteriorated during the three months ended June 30, 2014 as credit spreads tightened during the current quarter compared with a minimal widening of credit spreads during the prior year quarter. The loss from debt designated at fair value improved during the six months ended June 30, 2014 primarily as a result of lower losses from tighter credit spreads during the first half of 2014. Other operating income for the three and six months ended June 30, 2014 also reflects lower losses on sales of REO properties as compared with the year-ago periods as a result of improvements in home prices. Additionally, during the six months ended June 30, 2014 other operating income also includes reductions in the estimated repurchase liability related to receivables sold in prior years as previously discussed while the year-ago period included increases in the estimated repurchase liabilities related to receivables sold.
Operating expenses during the second quarters of 2014 and 2013 were impacted by a reduction in an accrual related to regulatory mortgage servicing matters totaling $60 million and $54 million, respectively. Excluding this item from all periods presented, operating expenses were lower during the three and six months ended June 30, 2014 reflecting the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease also reflects lower fees for consulting services as a result of our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review.
The efficiency ratio for the three and six months ended June 30, 2014 deteriorated as the decrease in total operating income outpaced the decrease in operating expenses.
ROA for the three and six months ended June 30, 2014, ROA improved reflecting higher income during the three months ended June 30, 2014 as compared with the prior year quarter and income in the current year-to-date period as compared with a loss in the comparative year-ago period primarily driven by lower loan impairment charges, higher other operating income and lower operating expenses and the impact of lower average assets.
Customer loans Customer loans for our Consumer segment consisted of the following:

	June 30, 2014	Increases (Decreases) From
		March 31, 2014		December 31, 2013
		$	%	$	%
	(dollars are in millions)
Real estate secured loans held for investment	$26,379	$(904)	(3.3)%	$(2,883)	(9.9)%
Real estate secured loans held for sale	192	(764)	(79.9)	192	100.0
Real estate secured held for investment and held for sale	$26,571	$(1,668)	(5.9)%	$(2,691)	(9.2)%

HSBC Finance Corporation

Real estate secured loans held for investment decreased to $26,379 million at June 30, 2014 as compared with $27,283 million at March 31, 2014 and $29,262 million at December 31, 2013. The decrease in our real estate secured loan portfolio reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed. During the three and six months ended June 30, 2014, pools of real estate secured loans met the IFRSs criteria to be classified as held for sale with an unpaid principal balance of $304 million and $1,737 million, respectively, at the time of transfer. As discussed above, the real estate secured loans held for sale at June 30, 2014 were sold on July 1, 2014.

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
The table below sets forth credit loss reserves and credit loss reserve ratios for the periods indicated. The transfer of certain real estate secured receivables to held for sale during the three and six months ended June 30, 2014 and 2013 has resulted in these receivables being carried at the lower of amortized cost or fair value and no longer have any associated credit loss reserves as previously discussed which impacts comparability between credit loss reserves and the related reserve ratios for June 30, 2014, March 31, 2014 and December 31, 2013.

HSBC Finance Corporation

	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars are in millions)
Credit loss reserves:(1)(3)	$2,692	$2,997	$3,273
Reserves as a percentage of:(2)(3)(4)
Receivables	9.6%	10.5%	11.1%
Nonaccrual receivables	197.5	172.9	166.6

(1)
At June 30, 2014, March 31, 2014 and December 31, 2013, credit loss reserves includes $49 million, $52 million and $52 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property.

(2)
These ratios are impacted by changes in the level of real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies and are not classified as held for sale. The following table shows these ratios excluding these receivables and any associated credit loss reserves for all periods presented.

	June 30, 2014	March 31, 2014	December 31, 2013
Reserves as a percentage of:
Receivables	9.8%	10.7%	11.3%
Nonaccrual receivables	341.9	303.2	256.2

(3)
Reserves associated with accrued finance charges, which totaled $332 million, $328 million and $326 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively, are reported within our total credit loss reserve balances noted above, although receivables, net charge-offs and nonaccrual receivables as reported generally exclude accrued finance charges. The credit loss reserve ratios presented in the table exclude any reserves associated with accrued finance charges.

(4)
Credit loss reserve ratios exclude receivables and nonaccrual receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

Credit loss reserves at June 30, 2014 decreased as compared with March 31, 2014 and December 31, 2013 due to lower reserve requirements on TDR Loans, lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at June 30, 2014 due to lower levels of new TDR Loan volumes as well as the impact of improvements in loss and severity estimates based on recent trends in the portfolio. The decrease also reflects the transfer to held for sale of additional real estate secured receivables during the three and six months ended June 30, 2014 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $18 million and $38 million during the three and six months ended June 30, 2014 and was recognized as an additional charge-off at the time of the transfer to held for sale.
At June 30, 2014, 85 percent of our credit loss reserves are associated with TDR Loans held for investment which total $10,523 million and are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves at June 30, 2014 and provisions for credit losses for TDR Loans for the three and six months ended June 30, 2014 should not be considered indicative of the results for any future periods.
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

HSBC Finance Corporation

	June 30, 2014		March 31, 2014		December 31, 2013
	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables
	(in millions)
Collectively evaluated for impairment	$376	$13,089	$539	$13,774	$604	$14,617
Individually evaluated for impairment(1)	2,264	10,523	2,405	10,767	2,616	11,076
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	49	850	52	927	52	879
Receivables acquired with deteriorated credit quality	3	11	1	13	1	12
Total(2)	$2,692	$24,473	$2,997	$25,481	$3,273	$26,584

(1)
The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $544 million, $637 million and $604 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $34 million, $39 million and $38 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively. These credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
Reserves associated with accrued finance charges, which totaled $332 million, $328 million and $326 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively, are reported within our total credit loss reserve balances, although receivable balances generally exclude accrued finance charges.

The following table summarizes our TDR Loans and receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in in comparison to the real estate secured receivable portfolio held for investment:

	June 30, 2014	December 31, 2013
	(dollars are in millions)
Total real estate secured receivables held for investment	$24,473	$26,584
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$850	$879
Real estate secured TDR Loans(1)	10,523	11,076
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$11,373	$11,955
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	46.5%	45.0%

(1)     Excludes TDR Loans which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.
Credit loss reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels.
Reserves as a percentage of receivables were lower at June 30, 2014 as compared with March 31, 2014 and December 31, 2013 as the decrease in credit loss reserves as discussed above outpaced the decrease in receivables.
Reserves as a percentage of nonaccrual receivables were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at June 30, 2014 remained higher as compared with March 31, 2014 and December 31, 2013 as the decrease in nonaccrual receivables, as discussed more fully below, outpaced the decrease in credit loss reserves.
See Note 5, "Credit Loss Reserves," in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three and six months ended June 30, 2014 and 2013.
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

HSBC Finance Corporation

appropriate. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and be included in our delinquency ratios.
The following table summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). As previously discussed, during the three and six months ended June 30, 2014, we transferred additional real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell to receivables held for sale which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio for June 30, 2014, March 31, 2014 and December 31, 2013.

	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars are in millions)
Dollars of contractual delinquency:
Receivables held for investment:
Real estate secured:
Late stage delinquency(1)(2)	$547	$702	$670
Individually evaluated for impairment(3)	957	1,175	1,591
Collectively evaluated for impairment(4)	222	294	401
Total real estate secured receivables held for investment	1,726	2,171	2,662
Real estate secured receivables held for sale(5)	1,094	1,630	1,473
Total	$2,820	$3,801	$4,135

Delinquency ratio:
Receivables held for investment:
Real estate secured:
Late stage delinquency	64.35%	75.73%	76.22%
Individually evaluated for impairment	9.09	10.91	14.36
Collectively evaluated for impairment	1.69	2.13	2.74
Total real estate secured receivables held for investment	7.05	8.52	10.01
Real estate secured receivables held for sale	58.38	67.36	71.96
Total	10.70%	13.62%	14.44%

(1)
Two-months-and-over contractually delinquent receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At June 30, 2014, March 31, 2014 and December 31, 2013, the amounts above include $181 million, $224 million and $279 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 60 and 180 days past due.

(2)	Amount includes TDR Loans which totaled $344 million, $442 million and $423 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively.

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

(5)
At June 30, 2014, March 31, 2014 and December 31, 2013, dollars of contractual delinquency for receivable held for sale includes $765 million, $1,101 million and $944 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Dollars of delinquency for real estate secured receivables held for investment at June 30, 2014 decreased $445 million since March 31, 2014 and decreased $936 million since December 31, 2013 as discussed below.

HSBC Finance Corporation

•
Late stage delinquency Dollars of late stage delinquency decreased as compared with March 31, 2014 and December 31, 2013 as a result of this improved credit quality as fewer accounts progressed to late stage delinquency during the first half of 2014 due to the impact of the continued improvements in economic conditions and maturing of the portfolio. The decreases also reflect the transfer of additional real estate secured receivables to held for sale during the three and six months ended June 30, 2014.

•
Individually evaluated for impairment The decrease in dollars of delinquency for receivables individually evaluated for impairment as compared with March 31, 2014 and December 31, 2013 reflects improved credit quality as a result of the impact of the continued improvements in economic conditions and account management actions taken during the first half of 2014. The decrease was partially offset by the impact of fewer accounts progressing to late stage delinquency during the first half of 2014 as a result of the improvements in credit quality.

•
Collectively evaluated for impairment The decrease in dollars of delinquency for accounts collectively evaluated for impairment as compared with March 31, 2014 and December 31, 2013 reflects lower receivables levels and the continued improvements in economic conditions.

Dollars of delinquency for receivables held for sale at June 30, 2014 decreased as compared with March 31, 2014 and December 31, 2013 reflecting the sale of a pool of real estate secured receivables on May 1, 2014, partially offset by the impact of the transfer of additional real estate secured receivables to held for sale during the three and six months ended June 30, 2014 as well as increases in the fair value of real estate secured receivables held for sale during the three and six months ended June 30, 2014 as previously discussed which increases the carrying value of these receivables.
Delinquency ratio The delinquency ratio for real estate secured receivables held for investment was 7.05 percent at June 30, 2014 compared with 8.52 percent at March 31, 2014 and 10.01 percent at December 31, 2013. The decrease primarily reflects lower dollars of delinquency as discussed above, partially offset by the impact of lower levels of real estate secured receivables held for investment as previously discussed.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at the lower of amortized cost or fair value and, accordingly, there are no longer any charge-offs associated with these receivables, although recoveries on these receivables continue to be reported as a component of net charge-offs. As a result, the amounts and ratios for the quarter ended June 30, 2014 are not comparable with the amounts and ratios for the quarters ended March 31, 2014 and June 30, 2013.

Three Months Ended(1)	June 30, 2014	March 31, 2014	June 30, 2013
	(dollars are in millions)
Net charge-off dollars:
Real estate secured	$120	$282	$487
Personal non-credit card(2)	(12)	(4)	(5)
Total	$108	$278	$482
Net charge-off ratio:
Real estate secured	1.93%	4.34%	6.31%
Personal non-credit card(2)	—	—	—
Total	1.73%	4.28%	6.24%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.93%	4.53%	6.57%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)
Although we sold our personal non-credit card receivable portfolio on April 1, 2013, during the quarters ended June 30, 2014, March 31, 2014 and June 30, 2013 we received recoveries on personal non-credit card receivables which were fully charged-off prior to the sale of the portfolio. These recoveries are reflected in the table above. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio for our personal non-credit card receivable portfolio cannot be calculated for the periods presented. However, the recoveries for personal non-credit card receivables are reflected in the total net charge-off ratio for the periods presented in the table above.

HSBC Finance Corporation

As previously discussed, during the quarters ended June 30, 2014, March 31, 2014 and June 30, 2013, we transferred certain real estate secured receivables to held for sale which consisted of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell. At the time of transfer, we held credit loss reserves associated with these receivables related to an estimate of additional loss following an interior appraisal of the property. Because these receivables were collateral dependent, credit loss reserves totaling $18 million, $20 million and $119 million were recognized as an additional charge-off at the time of the transfer to held for sale during the quarters ended June 30, 2014, March 31, 2014 and June 30, 2013, respectively. Excluding this additional charge-off for the periods presented, net charge-off dollars for real estate secured receivables for the quarter ended June 30, 2014 remained lower as compared with the prior and year-ago quarters due to the impact of lower receivable levels, continued improvements in economic conditions and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices as well as the impact of the sale of the recovery rights previously discussed. Additionally, net charge-off dollars were lower as compared with the quarter ended March 31, 2014 as the prior quarter included charge-offs of $28 million related to 2013, which was not material to the results for that year, associated with advances made on behalf of borrowers such as real estate taxes which enable us to maintain our collateral lien position on certain real estate secured loans.
The net charge-off ratio for real estate secured receivables for the quarter ended June 30, 2014 decreased as compared with the prior quarter and prior year quarter as the decrease in dollars of net charge-offs as discussed above outpaced the decrease in average receivable levels.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for June 30, 2014 decreased as compared with March 31, 2014 and June 30, 2013 due to lower dollars of net charge-offs as discussed above and lower REO expenses, partially offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.
Nonperforming Assets  Nonperforming assets consisted of the following:

	June 30, 2014	March 31, 2014	December 31, 2013
	(in millions)
Nonaccrual real estate secured receivables held for investment:(1)
Late stage delinquency(2)(3)	$519	$681	$639
Individually evaluated for impairment(4)	526	652	848
Collectively evaluated for impairment(5)	150	211	282
Total nonaccrual real estate secured receivables held for investment(6)	1,195	1,544	1,769
Real estate owned	180	238	323
Nonaccrual receivables held for sale(1)(7)	1,059	1,584	1,422
Total nonperforming assets	$2,434	$3,366	$3,514

(1)
Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables held for investment and held for sale do not include receivables totaling $1,146 million, $1,054 million and $953 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)
Nonaccrual receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At June 30, 2014, March 31, 2014 and December 31, 2013, the amounts above include $117 million, $155 million and $179 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 90 and 180 days past due.

(3)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $326 million at June 30, 2014 compared with $424 million at March 31, 2014 and $397 million at December 31, 2013.

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

HSBC Finance Corporation

estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio.

(6)	At June 30, 2014, March 31, 2014 and December 31, 2013, nonaccrual second lien real estate secured receivables totaled $126 million, $201 million and $231 million, respectively.

(7)
At June 30, 2014, March 31, 2014 and December 31, 2013, nonaccrual receivable held for sale includes $736 million, $1,062 million and $900 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual real estate secured receivables held for investment at June 30, 2014 decreased as compared with March 31, 2014 and December 31, 2013 as discussed below.

•
Late stage delinquency Nonaccrual late stage delinquency decreased as compared with March 31, 2014 and December 31, 2013 as a result of this improved credit quality as fewer accounts progressed to late stage delinquency during the first half of 2014 due to the impact of the continued improvements in economic conditions and maturing of the portfolio. The decreases also reflect the transfer of additional real estate secured receivables to held for sale during the three and six months ended June 30, 2014.

•
Individually evaluated for impairment The decrease in nonaccrual receivables individually evaluated for impairment as compared with March 31, 2014 and December 31, 2013 reflects improved credit quality as a result of the impact of the continued improvements in economic conditions and account management actions taken during the first half of 2014 as well as a decrease in the volume of new TDR Loans during three and six months ended June 30, 2014. The decrease was partially offset by the impact of fewer accounts progressing to late stage delinquency during the first half of 2014 as a result of the improvements in credit quality.

•
Collectively evaluated for impairment The decrease in nonaccrual receivables collectively evaluated for impairment as compared with March 31, 2014 and December 31, 2013 reflects lower receivables levels and the continued improvements in economic conditions.

Nonaccrual receivables held for sale at June 30, 2014 decreased as compared with March 31, 2014 and December 31, 2013 reflecting the impact of the sale of real estate secured receivables, partially offset by the transfer of additional real estate secured receivables to held for sale during the three and six months ended June 30, 2014 as well as increases in the fair value of real estate secured receivables held for sale during the three and six months ended June 30, 2014 which increases the carrying value of these receivables.
At June 30, 2014, March 31, 2014 and December 31, 2013, nonaccrual receivables in the table above include TDR Loans and TDR Loans that are held for sale totaling $1,588 million, $2,138 million and $2,145 million, respectively, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. See Note 4, “Receivables,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
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

HSBC Finance Corporation

Generally, in our experience, we have found that the earlier in the default cycle we have been able to utilize account management actions, the lower the rate of recidivism is likely to be. Additionally, we have found that for loan modification, modifications with significant amounts of payment reduction experience lower levels of recidivism. Some customers receive multiple account management actions. In this regard, multiple account management action as a percentage of total modifications are in a range of 70 percent to 75 percent.
Our policies and practices for managing accounts are continually reviewed and assessed to assure that they meet the goals outlined above, and accordingly, we make exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal agreements, regulatory agreements or orders.
Since January 2007, we have cumulatively modified and/or re-aged approximately 401 thousand real estate secured loans with an aggregate outstanding principal balance of $46.1 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below. The following table provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

Status as of June 30, 2014:	Number of Loans	Based on Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	30%	28%
30- to 59-days delinquent	3	3
60-days or more delinquent	7	8
Paid-in-full or sold	20	24
Charged-off or transferred to real estate owned	40	37
	100%	100%
The following table shows the number of real estate secured accounts remaining in our portfolio (including receivables held for sale) as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken, some of which may have received multiple account management actions.

	Number of Accounts(1)	Outstanding Receivable Balance (1)(3)
	(accounts are in thousands)	(dollars are in millions)
June 30, 2014:(4)
Collection re-age only	93.5	$7,301
Modification only	6.9	645
Modification re-age	70.8	7,398
Total loans modified and/or re-aged(2)	171.2	$15,344
March 31, 2014:(4)
Collection re-age only	99.2	$7,778
Modification only	7.4	694
Modification re-age	75.9	7,926
Total loans modified and/or re-aged(2)	182.5	$16,398
December 31, 2013:(4)
Collection re-age only	100.6	$7,876
Modification only	7.7	734
Modification re-age	76.4	7,954
Total loans modified and/or re-aged(2)	184.7	$16,564

(1)	See Note 4, “Receivables,” in the accompanying consolidated financial statements for additional information describing modified and/or re-aged loans which are accounted for as TDR Loans.

(2)
The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of June 30, 2014, March 31, 2014 and December 31, 2013 in the categories shown above:

HSBC Finance Corporation

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
June 30, 2014:
Collection re-age only	76%	8%	16%	77%	8%	15%
Modification only	87	2	11	90	2	8
Modification re-age	73	7	20	75	7	18
Total loans modified and/or re-aged	75%	8%	17%	76%	8%	16%
March 31, 2014:
Collection re-age only	73%	7%	20%	73%	8%	19%
Modification only	85	2	13	88	2	10
Modification re-age	68	7	25	70	7	23
Total loans modified and/or re-aged	71%	7%	22%	72%	8%	20%
December 31, 2013:
Collection re-age only	68%	10%	22%	69%	11%	20%
Modification only	84	2	14	87	3	10
Modification re-age	64	9	27	66	9	25
Total loans modified and/or re-aged	67%	10%	23%	68%	10%	22%

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

(4)	At June 30, 2014, March 31, 2014 and December 31, 2013, the outstanding receivable balance includes the following amounts related to receivables classified as held for sale.

	June 30, 2014	March 31, 2014	December 31, 2013
	(in millions)
Collection re-age only	$609	$805	$697
Modifications only	31	42	37
Modification re-age	1,029	1,332	1,127
Total loans modified and/or re-aged	$1,669	$2,179	$1,861

HSBC Finance Corporation

The following table provides additional information regarding real estate secured modified and/or re-aged loans during the three and six months ended June 30, 2014 and 2013 :

	Three Months Ended June 30,		Six Month Ended June 30,
	2014	2013	2014	2013
	(in millions)
Balance at beginning of period	$16,398	$20,828	$16,564	$20,811
Additions due to an account management action(1)	151	277	342	529
Payments(2)	(355)	(310)	(637)	(574)
Net charge-offs	(137)	(437)	(241)	(761)
Transfer to real estate owned	(60)	(150)	(103)	(268)
Receivables held for sale that have subsequently been sold	(773)	(186)	(773)	(186)
Change in lower of amortized cost or fair value on receivables held for sale	120	260	192	731
Balance at end of period	$15,344	$20,282	$15,344	$20,282

(1)	Includes collection re-age only, modification only, and modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.
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
Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging industry best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program required certain documentation as well as receipt of two qualifying payments before the account could be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowered the interest rate on fixed rate loans and for adjustable rate mortgage ("ARM") loans the expanded program modified the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, in order to increase the long-term success rate of our modification programs we increased certain documentation requirements for participation in these programs. Late in the third quarter of 2011 the modification program was enhanced to improve underwriting and achieve a better balance between economics and customer-driven variables. The enhanced program offers a longer modification duration to select borrowers facing a temporary hardship and expands the treatment options to include term extension and principal deferral or forgiveness. During the first half of 2014, we revised our modification programs resulting in a minimum modification term of 24 months. As a result, the loans remaining in our portfolio are comprised of a growing composition of longer dated or permanent modification.

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
In the second half of 2013, we expanded our current modification program to include principal write downs to customers meeting certain criteria. For qualifying customers, we determine the full amount contractually due, including unpaid principal balance, outstanding deferred interest and other ancillary disbursements that, by law, are reimbursable, and reduce the outstanding amount to a lower amount. However, in many cases this principal forgiveness does not change the carrying value of the receivable as many of these receivables had previously been written down to the lower of amortized cost or fair value of the collateral in accordance with our existing charge-off policies. During the three months ended June 30, 2014, we provided principal write downs totaling $35 million, which included $10 million for deferred interest and other ancillary disbursements. During the six months ended June 30, 2014, we provided principal write downs totaling $75 million, which included $21 million for deferred interest and other ancillary disbursements. The impact to the provision for credit losses was not material as these amounts were already included in our credit loss reserves.
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
The following table summarizes loans modified during the six months ended June 30, 2014 and 2013, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Six months ended June 30, 2014	5.8	$.8
Six months ended June 30, 2013	6.9	1.0

(1)	Includes all loans modified during the six months ended June 30, 2014 and 2013 regardless of whether the loan was also re-aged.

(2)
If qualification criteria are met, loan modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification in an annual period.

A primary tool used during account modification involves modifying the monthly payment through lowering the rate on the loan on either a temporary or permanent basis. The following table summarizes the weighted-average contractual rate reductions and the average amount of payment relief provided to customers that entered an account modification (including receivables currently classified as held for sale) for the first time during the quarter indicated. The average payment relief provided on modifications has increased during the first half of 2014 as a result of a change to our modification programs during the first half of 2014 requiring a minimum modification term of 24 months as discussed above.

	Quarter Ended
	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	467	433	441	410	383
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	41.5%	38.3%	37.4%	31.8%	29.4%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

HSBC Finance Corporation

(2)	Excludes any modifications on purchased receivable portfolios which had a carrying value of $777 million and $817 million at June 30, 2014 and December 31, 2013, respectively.
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

Re-age Table(1)(2)	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars are in millions)
Total real estate secured receivables ever re-aged	$14,097	$15,052	$15,253

Real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale
Re-aged in the last 6 months(3)	9.4%	9.5%	8.6%
Re-aged in the last 7-12 months	8.7	9.4	10.5
Previously re-aged beyond 12 months	35.4	35.0	34.2
Total real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale	53.5%	53.9%	53.3%

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

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At June 30, 2014, March 31, 2014 and December 31, 2013, the unpaid principal balance of re-ages without receipt of a payment totaled $448 million, $542 million and $617 million, respectively.

(3)	During the six months ended June 30, 2014, approximately 70 percent of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent.
At June 30, 2014, March 31, 2014 and December 31, 2013, $2,303 million (16 percent of total re-aged loans in the Re-Age Table), $3,107 million (21 percent of total re-aged loans in the Re-age Table) and $3,417 million (22 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
We continue to work with advocacy groups in select markets to assist in encouraging our customers with financial needs to contact us. We consider the feedback from advocacy groups as we make changes in our modification programs. We have also implemented new training programs to ensure that our customer service representatives are focused on helping the customer through difficulties, are knowledgeable about the available re-aging and modification programs and are able to advise each customer of the best solutions for their individual circumstance.

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
Because we primarily lend to individual consumers, we do not have receivables (including receivables held for sale) from any industry group that equal or exceed 10 percent of total receivables at June 30, 2014 or December 31, 2013. The following table reflects the percentage of consumer receivables (including receivables held for sale) by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables
	June 30, 2014	December 31, 2013
California	9.4%	9.4%
New York	6.8	6.9
Ohio	6.2	6.0
Pennsylvania	6.2	6.1
Florida	5.4	5.4
Virginia	5.2	5.1

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
Due to affiliates totaled $7,761 million and $8,742 million at June 30, 2014 and December 31, 2013, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties. The following table summarizes maturities of amounts due to affiliates at June 30, 2014:

(in millions)
2014	$805
2015	2,005
2016	500
2017	512
2018	2,500
Thereafter	1,439
Total	$7,761
See Note 11, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
Short-Term Investments  Securities purchased under agreements to resell totaled $5,643 million and $6,924 million at June 30, 2014 and December 31, 2013, respectively. Securities purchased under agreements to resell decreased as compared with December 31, 2013 as a result of the retirement of debt, partially offset by the run-off of our liquidating receivable portfolios and the sale of real estate secured receivables and REO properties.

HSBC Finance Corporation

Long-Term Debt (excluding amounts due to affiliates) decreased to $18,234 million at June 30, 2014 from $20,839 million at December 31, 2013. There were no issuances of long-term debt during the three and six months ended June 30, 2014 or 2013. Repayments of long-term debt totaled $2,545 million and $2,574 million during the six months ended June 30, 2014 and 2013, respectively. The following table summarizes maturities of long-term debt at June 30, 2014, including secured financings:

(in millions)
2014	$943
2015	5,884
2016	5,486
2017	1,884
2018	308
Thereafter	3,729
Total	$18,234
Secured financings previously issued under public trusts of $1,835 million at June 30, 2014 are secured by $3,495 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $2,200 million at December 31, 2013 were secured by $4,020 million of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars all foreign-denominated notes previously issued.
We use derivatives for managing interest rate and currency risk and have received loan commitments from third parties and affiliates, but we do not otherwise enter into off-balance sheet transactions.
Common Equity  During the six months ended June 30, 2014, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
Selected capital ratios  In managing capital, we develop a target for tangible common equity to tangible assets. This ratio target is based on risks inherent in the portfolio and the projected operating environment and related risks. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.
The following table summarizes selected capital ratios:

	June 30, 2014	December 31, 2013
Tangible common equity to tangible assets(1)	15.67%	13.45%
Common and preferred equity to total assets	20.19	17.59

(1)
Tangible common equity to tangible assets represents a non-U.S. GAAP financial ratio that we use to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

On March 26, 2014, the Federal Reserve informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital actions, including payment of dividends on outstanding preferred stock and trust preferred securities of HSBC North America and its subsidiaries. The Federal Reserve informed HSBC North America that it did object to its capital plan submitted for the 2014 Comprehensive Capital Analysis and Review ("CCAR") due to weaknesses in its capital planning processes. The Federal Reserve does not permit bank holding companies to disclose confidential supervisory information including the reason for an objection to a capital plan submitted for CCAR. HSBC North America is required to resubmit its capital plan, incorporating enhancements to its processes, by January 5, 2015, the due date for the next annual CCAR submission. Stress Testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.

HSBC Finance Corporation

2014 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2014:

	Actual Jan. 1 through June 30, 2014	Estimated July 1 through December 31, 2014			Estimated Full Year 2014
	(in billions)
Funding needs:
Term debt maturities	$3	$1	-	$2	$4	-	$5
Secured financing maturities	—	1	-	1	1	-	1
Litigation bond	—	—	-	2	—	-	2
Total funding needs	$3	$2	-	$5	$5	-	$8
Funding sources:
Net asset attrition(1)	$1	$1	-	$2	$2	-	$3
Liquidation of short-term investments	1	—	-	2	1	-	3
Asset sales and transfers	1	1	-	1	2	-	2
Other(2)	—	—	-	—	—	-	—
Total funding sources	$3	$2	-	$5	$5	-	$8

(1)	Net of receivable charge-offs.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.
For the remainder of 2014, the combination of cash generated from operations including balance sheet attrition, liquidation of short-term investments and asset sales will generate the liquidity necessary to meet our maturing debt obligations.

Off-Balance Sheet Arrangements

On October 17, 2013, the District Court entered a partial final judgment against us in the Jaffe litigation in the amount of approximately $2.5 billion. We are currently appealing this judgment. In addition to the partial judgment that has been entered, there also remains approximately $625 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the District Court. In November 2013, we obtained a surety bond to secure a stay of execution of the partial judgment while the appeal is on-going. The surety bond has a term of three years and an annual fee of $7 million. To reduce costs associated with posting cash collateral with the insurance companies, the surety bond has been guaranteed by HSBC North America and we will pay HSBC North America a fee of $6 million annually for this guarantee. During the three and six months ended June 30, 2014, we recorded expense of $2 million and $4 million, respectively, related to the surety bond and $2 million and $3 million, respectively, related to the guarantee provided by HSBC North America. See Note 15, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for additional information.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives or changes in the fair value of receivables held for sale affects the comparability of reported results between periods. Accordingly, our results for the six months ended June 30, 2014 should not be considered indicative of the results for any future period.
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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2014 and December 31, 2013, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $1,602 million and $2,047 million, respectively. At June 30, 2014 and December 31, 2013, we had no Level 3 assets in our continuing operations recorded at fair value on a recurring basis.
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
Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013.
Transfers Between Level 2 and Level 3 Measurements  During the three and six months ended June 30, 2014, we transferred certain real estate secured receivables held for sale totaling $272 million and $1,174 million, respectively, from Level 3 to Level 2 prior to the sale of these receivables. During the six months ended June 30, 2013, we transferred our personal non-credit card receivable portfolio held for sale totaling $2,947 million from Level 3 to Level 2 prior to the sale of this portfolio on April 1, 2013. We did not have any transfers into or out Level 3 classifications during the three months ended June 30, 2013.
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
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At June 30, 2014 and December 31, 2013, all

HSBC Finance Corporation

of our existing derivative contracts are with HSBC subsidiaries, making them our sole counterparty in derivative transactions. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. The fair value of our agreements with an affiliate counterparty required the affiliate to provide collateral to us of $590 million and $811 million at June 30, 2014 and December 31, 2013, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.
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
Our one-month and three-month time horizon stressed coverage ratio as of June 30, 2014 were 2,338 percent and 254 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.
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
In October 2013, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued for public comment a rule to introduce a quantitative liquidity requirement in the United States, applicable to certain large banking institutions, including HSBC North America. The proposed LCR is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the proposal, U.S. institutions would begin the LCR transition period on January 1, 2015 and would be required to be fully compliant by January 1, 2017, as opposed to the Basel Committee's requirement to be fully compliant by January 1, 2019. The proposed rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes. U.S. regulators are expected to issue a proposed rulemaking implementing the NSFR in advance of its scheduled global implementation in 2018.
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
The following table summarizes our credit ratings at June 30, 2014 and December 31, 2013:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
As of June 30, 2014:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB+	Baa3	-
As of December 31, 2013:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB+	Baa3	-
As of June 30, 2014, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
In May 2014, Moody's Investor Service downgraded the ratings of four tranches of debt securities issued by one of our secured financing trust, generally by one notch, as a result of recent performance of the underlying pools.
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

HSBC Finance Corporation

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
The table below sets out the effect on our future net interest income of an incremental 25 basis points parallel rise or fall in rates at the beginning of each quarter over a 12 month period. Rates are not assumed to become negative in the down shock scenario which may effectively result in non-parallel shock. Assuming no management actions, a sequence of such rises would increase planned net interest income by $29 million for the twelve months following June 30, 2014 (increase by $13 million for the twelve months following December 31, 2013), while a sequence of such falls would decrease planned net interest income by $19 million for the twelve months following June 30, 2014 (decrease by $7 million for the twelve months following December 31, 2013). These amounts incorporate the effect of any option features in the underlying exposures.

	Amount	%
	(dollars are in millions)
At June 30, 2014:
Projected change in net interest income (reflects projected rate movements on January 1):
Change resulting from a gradual 25 basis point increase in interest rates at the beginning of each quarter	$29	2.3%
Change resulting from a gradual 25 basis point decrease in interest rates at the beginning of each quarter	(19)	(1.5)
At December 31, 2013:
Projected change in net interest income (reflects projected rate movements on January 1):
Change resulting from a gradual 25 basis point increase in interest rates at the beginning of each quarter	$13.8%
Change resulting from a gradual 25 basis point decrease in interest rates at the beginning of each quarter	(7)	(.4)
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

HSBC Finance Corporation

Strategic Risk Management  There has been no significant change in our approach to strategic risk management since December 31, 2013.
Security and Fraud Risk Management  There has been no significant change in our approach to security and fraud risk management since December 31, 2013.
Model Risk Management In order to manage the risks arising out of the use of incorrect or misused model output or reports, a comprehensive Model Governance framework has been established that provides oversight and challenge to all models across HSBC North America. This framework includes a HSBC North America Model Standards Policy that was enhanced during the second quarter of 2014 and aligns with model risk management regulations. Model governance is managed through HSBC's global Model Oversight Committee ("MOC") structure, with business and functional MOCs in HSBC North America reporting into corresponding global MOCs. Materiality levels of models are maintained through the HSBC North America Model Standards Policy. A complete inventory of all HSBC North America models is maintained and is being updated in line with recent policy enhancements.
There have been no other significant changes in our approach to model risk management since December 31, 2013.
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
Equity Ratios In managing capital, we develop targets for tangible common equity to tangible assets. This ratio target is based on risks inherent in the portfolio and the projected operating environment and related risks. We monitor ratios excluding the equity impact of unrealized gains losses on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains on investments as well as subsequent changes in fair value recognized in earnings associated with debt and the related derivatives for which we elected the fair value option. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures The following table provides a reconciliation for selected equity ratios:

	June 30, 2014	December 31, 2013
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$5,377	$5,086
Exclude:
Fair value option adjustment	(65)	(99)
Unrealized (gains) losses on cash flow hedging instruments	74	97
Postretirement benefit plan adjustments, net of tax	10	11
Tangible common equity	$5,396	$5,095
Tangible shareholders’ equity:
Tangible common equity	$5,396	$5,095
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of HSBC Finance Capital Trust IX(1)	1,000	1,000
Tangible shareholders’ equity	$7,971	$7,670
Tangible assets:
Total assets	$34,426	$37,872
Exclude:
Intangible assets	—	—
Derivative financial assets	—	—
Tangible assets	$34,426	$37,872
Equity ratios:
Common and preferred equity to total assets	20.19%	17.59%
Tangible common equity to tangible assets	15.67	13.45
Tangible shareholders’ equity to tangible assets	23.15	20.25

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

See Note 15, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 43 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 5.	Other Information.

Disclosures Pursuant to Section 13(r) of the Securities Exchange Act Section 13(r) of the Securities Exchange Act requires each issuer registered with the SEC to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions with persons or entities targeted by U.S. sanctions programs relating to Iran, terrorism, or the proliferation of weapons of mass destruction even if those activities are not prohibited by U.S. law and are conducted outside the U. S. by non-U.S. affiliates in compliance with local laws and regulations.
In order to comply with this requirement, HSBC Holdings plc (together with its affiliates, "HSBC Group") has requested relevant information from its affiliates globally. During the period covered by this Form 10-Q, HSBC Finance Corporation did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r). The following activities conducted by our affiliates are disclosed in response to Section 13(r):
Loans in repayment Between 2001 and 2005, the Project and Export Finance division of HSBC Group arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and they have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, the HSBC Group continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.
The HSBC Group has 11 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Repayments have been received under a number of the loans in the second quarter of 2014.

HSBC Finance Corporation

Bank Melli and Bank Saderat acted as sub-participants in two of the aforementioned loans. The repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments although no such payments were made in the second quarter of 2014.
In 2002, the HSBC Group provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency and is administered under license from the relevant European Government. This loan has now matured, but claims for non-payment are still being processed with the UK Export Credit Agency.
The HSBC Group also maintains sub-participations in loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. In relation to Bank Mellat, the HSBC Group has two sub-participations, which were supported by the Export Credit Agencies of the Netherlands and Spain. Both of the facilities have matured. In relation to Bank Tejarat, HSBC Group has one sub-participation supported by the Export Credit Agency of Italy, which has also has matured. The payments due under the sub-participations have not been received from Bank Mellat or Bank Tejarat and claims are being processed with the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for the second quarter of 2014, which includes interest and fees, was approximately $640,000. Estimated net profit for HSBC Group during the second quarter of 2014 was approximately $388,000. While the HSBC Group intends to continue to seek repayment under the existing loans, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during the second quarter of 2014 and approximately 20 remain outstanding.
There was no measurable gross revenue to the HSBC Group for the second quarter of 2014. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profits measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains a frozen account in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license to allow HSBC Group to deposit certain check payments. There was some licensed activity in the second quarter of 2014.

•
The HSBC Group has acted during the second quarter of 2014 as the trustee and administrator for a pension scheme involving four employees of an U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the four Iranian bank employees. The HSBC Group runs and operates the pension scheme in accordance with Hong Kong laws and regulations. During the second quarter of 2014, notices of resignation were received for two of the employees.

•
In 2010, the HSBC Group closed its representative office in Iran. The HSBC Group maintains a local account with an Iranian bank in Tehran in order to facilitate residual activity related to the closure. The HSBC Group has been authorized by the U.S. Government (and by relevant non-U.S. regulators) to make these types of payments in connection with the liquidation and deregistration of the representative office in Tehran. In the second quarter of 2014, the HSBC Group initiated payments of approximately $22,000 from this account to pay legal and administrative related expenses associated with the closure.

Estimated gross revenue to the HSBC Group in the second quarter of 2014 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was approximately $109,000. The HSBC Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.

HSBC Finance Corporation

Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the second quarter of 2014 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated in the second quarter of 2014.
Activity related to U.S. Executive Order 13382 The HSBC Group held an account for a customer in the Middle East who was sanctioned under Executive Order 13382 in the first quarter of 2014. The HSBC Group closed the account in the second quarter. There was no measurable gross revenue or net profits generated to the HSBC Group in the first and second quarters of 2014.
Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. The HSBC Group has exercised a break clause in the lease and is in the process of exiting the property. The HSBC Group made no payments in the second quarter of 2014. There was no gross revenue or net profit to the HSBC Group.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2014. In the second quarter of 2014, the HSBC Group also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group.

Item 6.	Exhibits and Financial Statement Schedules.

Exhibits included in this Report:

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)(2)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Index

Account management policies and practices 70	Executive overview 46
Assets:	Fair value measurements:
by business segment 35	assets and liabilities recorded at fair value on a recurring basis 40
fair value of financial assets 38	assets and liabilities recorded at fair value on a non-recurring basis 40
fair value measurements 37	fair value adjustments 37
nonperforming 16, 69	financial instruments 38
Balance sheet (consolidated) 5	hierarchy 78
Basel III 27, 45, 56, 81	transfers into/out of Level 1 and Level 2 40, 79
Basis of reporting 50	transfers into/out of Level 2 and Level 3 40, 79
Business:	valuation control framework 37
consolidated performance review 48	valuation techniques 42
focus 46	Financial highlights metrics 48
Capital:	Financial liabilities:
2014 funding strategy 78	designated at fair value 22
common equity movements 77	fair value of financial liabilities 38
consolidated statement of changes 6	Forward looking statements 45
selected capital ratios 77	Funding 49, 76
Cash flow (consolidated) 7	Gain on debt designated at fair value and related derivatives 22
Cautionary statement regarding forward-looking statements 45	Geographic concentration of receivables 76
Compliance risk 83	Impairment:
Consumer business segment 34, 61	credit losses 17, 54
Contingent liabilities:	nonaccrual receivables 12, 69
litigation 43	nonperforming receivables 16, 69
Controls and procedures 86	Income taxes 59
Credit quality 64	Interest income:
Credit risk:	net interest income 53
concentration 76	sensitivity 83
management 80	Interest rate risk 83
Current environment 46	Key performance indicators 48
Derivatives:	Legal proceedings 43
cash flow hedges 25	Liabilities:
fair value hedges 25	financial liabilities designated at fair value 22
income (expense) 55	lines of credit 33
non-qualifying hedges 26	long-term debt 77
notional value 27	Liquidity and capital resources 76
Discontinued operations 9	Liquidity risk 81
Equity:	Litigation and regulatory matters 43
consolidated statement of changes 6	LTV ratios 51
ratios 77	Loans and advances - see Receivables
Estimates and assumptions 9	Loan impairment charges - see Provision for credit losses

HSBC Finance Corporation

Market risk 82	Reconciliation of Non-U.S. GAAP financial measures to U.S. GAAP financial measures 85
Market turmoil - see Current environment	Reconciliation of U.S. GAAP results to IFRSs 50
Model risk 84	Related party transactions 32
Mortgage Lending products 11, 51	Repurchase liability 57
Net interest income 53	Reputational risk 83
New accounting pronouncements 44	Results of operations 53
Off-balance sheet arrangements 78	Risk management:
Operating expenses 58	compliance 83
Operational risk 83	credit 80
Other revenues 55	interest rate 83
Pension and other postretirement benefits 31	liquidity 81
Pension risk 84	market 82
Performance, developments and trends 48	model 84
Profit (loss) before tax:	operational 83
by segment - IFRSs basis 35	overview 79
consolidated 3	pension 84
Provision for credit losses 17, 54	reputational 83
Ratios:	security and fraud 84
capital 77	strategic 84
charge-off (net) 68	Security and fraud risk 84
credit loss reserve related 65	Segment results - IFRSs basis:
delinquency 66	consumer 34, 61
earnings to fixed charges - Exhibit 12	overall summary 34, 60
efficiency 59	Selected financial data 48
financial 48	Sensitivity:
Re-aged receivables 75	projected net interest income 83
Real estate owned 52	Statement of cash flows 7
Receivables:	Statement of changes in shareholders' equity 6
by category 11, 51	Statement of comprehensive income 4
by charge-off (net) 68	Statement of income 3
by delinquency 66	Strategic initiatives and focus 46
geographic concentration 76	Strategic risk 84
held for sale 18	Table of contents 2
modified and/or re-aged 71	Tangible common equity to tangible assets 77
nonaccrual 12, 69	Tax expense 59
overall review 51	Troubled debt restructures 13, 65
risk concentration 76	Variable interest entities 36
troubled debt restructures 13, 65

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:    August 4, 2014

HSBC FINANCE CORPORATION

By:	/s/ MICHAEL A. REEVES
Michael A. Reeves
Executive Vice President
and Chief Financial Officer

HSBC Finance Corporation

Exhibit Index

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.