Form 10-K
period 2014-12-31
HSBC Finance Corp
filed 2015-02-23
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
None.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 20, 2015, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

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

HSBC North America Operations
HSBC North America is the holding company for HSBC’s operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2014 were HSBC Finance Corporation, HSBC USA Inc. (“HSBC USA”), a U.S. bank holding company, HSBC Markets (USA) Inc. ("HMUS"), a holding company for certain global banking and markets subsidiaries, and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America and the HSBC Group. HSBC USA’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, “HSBC Bank USA”). Under the oversight of HSBC North America, HSBC Finance Corporation works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has historically been demonstrated by a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in HSBC Finance Corporation’s debt and preferred securities. HSBC Securities (USA) Inc. ("HSI"), a registered broker dealer and a subsidiary of HMUS, historically led or participated as underwriter of domestic issuances of HSBC Finance Corporation’s term debt and asset-backed securities. While HSBC Finance Corporation has not received advantaged pricing, underwriting fees and commissions paid to HSI historically have benefited the HSBC Group.

HSBC Finance Corporation Operations
HSBC Finance Corporation's subsidiaries historically provided lending products to consumers in the United States. HSBC Finance Corporation has historically been the principal fund raising vehicle for the operations of its subsidiaries. Our lending products included real estate secured, personal non-credit card and auto finance receivables, as well as credit card and private label credit card and tax refund anticipation loans and related products, all of which we no longer originate. All of these product lines have been sold other than real-estate secured loans, which is in run-off. Because our segment results are reported on a continuing operations basis, we have one reportable segment: Consumer.
As discussed more fully under “Discontinued Operations” below and in Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements, our Insurance, Card and Retail Services and Commercial businesses are reported as discontinued operations and are not included in our segment presentation.
We report financial information to our ultimate parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards (“IFRS”). As a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis") (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. For additional financial information relating to our business and reporting segment as well as a summary of the significant differences between U.S. GAAP and Group Reporting Basis as they impact our results, see Note 18, “Business Segments,” in the accompanying consolidated financial statements.

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
During 2014, we sold real estate secured receivables in multiple transactions to third-party investors with an aggregate unpaid principal balance of $2,927 million (aggregate carrying value of $2,152 million) at the time of sale, which included $1,383 million (aggregate carrying value of $996 million) that was sold during the fourth quarter of 2014. Aggregate cash consideration received for these real estate secured receivables totaled $2,242 million, which resulted in a gain of $63 million during 2014, net of transaction fees. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional information.
We expect that remaining real estate secured receivables held for sale at December 31, 2014 will be sold in multiple transactions generally over the next 15 months, or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. We currently expect additional real estate secured receivables with a carrying amount of approximately $700 million to $800 million could be transferred to held for sale during 2015 as we anticipate that during the year they may be written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies and therefore meet our criteria to be considered held for sale.
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
At December 31, 2014, our Consumer Lending and Mortgage Servicing businesses had real estate secured receivables, including receivables held for sale, with a carrying value of $23,530 million, of which $860 million are classified as held for sale. Approximately 89% of our total real estate secured receivables held for investment are in a first lien position.
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

HSBC Finance Corporation

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

Funding
Our primary sources of funding in 2014 were proceeds from sales of pools of real estate secured receivables, liquidation of short-term investments, cash generated from operations including loan payments and pay-offs, and REO sales proceeds. During the second quarter of 2012, we ceased new commercial paper issuances and completed the wind-down of our commercial paper program prior to December 31, 2012. During 2011, the shelf registration statement under which we have historically issued long-term debt expired and we chose not to file a new shelf registration statement. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business. HSBC North America continues to review the composition of its capital structure following the adoption by the U.S. banking regulators of the final rules implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision, which were effective as of January 1, 2014. Subject to receipt of regulatory approval, as necessary, we anticipate replacing instruments whose treatment is less favorable under the new rules with Basel III compliant instruments. Any required funding has been integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA, or through direct support from HSBC or its affiliates.
A detailed description of our sources of funding of our operations is set forth in the “Liquidity and Capital Resources” section of Management's Discussion and Analysis of Financial Condition and Results of Operations (" MD&A").
We use the cash generated by these funding sources to fund our operations, service our debt obligations and pay dividends to our preferred stockholders.

Employees and Customers
At December 31, 2014, we had approximately 1,700 employees.
At December 31, 2014, we had approximately 297,000 accounts related to customers with outstanding receivable balances. We have significant concentrations of consumer receivables (including receivables held for sale) for continuing operations customers in California ($2,165 million), New York ($1,506 million), Ohio ($1,497 million), Pennsylvania ($1,485 million), Florida ($1,246 million) and Virginia ($1,205 million).

Regulation and Competition
Regulation
Consumer Regulation  We operate in a highly regulated environment. In addition to the establishment of the Consumer Financial Protection Bureau (the"CFPB") and the other consumer related provisions of the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act" or "Dodd-Frank") described below, our business is subject to laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, mortgage loan servicing obligations, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending industry through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing activities. We are also subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that may be charged on a loan, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. For consumer loans still being serviced by HSBC Finance Corporation, certain consumer finance subsidiaries and affiliated entities assisting with this servicing are generally licensed by state regulatory bodies in the jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed entities to collect or enforce loan agreements made with consumers and may cause these subsidiaries to be liable for damages and penalties.

HSBC Finance Corporation

Due to the past turmoil in the mortgage lending markets, there has also been a significant amount of federal and state legislative and regulatory focus on this industry. There is increased regulatory oversight over residential mortgage lenders, including through state and federal examinations and periodic inquiries from state Attorneys General for information. Several regulators, legislators and other governmental bodies have promoted particular views of appropriate or “model” loan modification programs, suitable loan products and foreclosure and loss mitigation practices. We have developed a modification program that employs procedures which we believe are most responsive to our customers' needs and we continue to enhance and refine it as we deem appropriate. We also evaluate the results of our customer assistance efforts. We continue to be active in various home preservation initiatives through participation at local events sponsored by public officials, community leaders and consumer advocates.
In April 2011, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent Order”), and our affiliate, HSBC Bank USA, entered into a similar consent order with the Office of the Comptroller of the Currency ("OCC") (this consent order together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the foreclosure practice deficiencies described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required. The Servicing Consent Orders required an independent review of foreclosures (“the Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, is providing other assistance (e.g. loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2014, Rust Consulting, Inc., the paying agent, has issued almost all checks to eligible borrowers. See Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for further discussion.
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
In October 2013, the U.S. banking regulators published a final rule in the Federal Register implementing the Basel III capital framework in the U.S. (the “Basel III Final Rule”). The Basel III Final Rule phases in a complete replacement to the Basel I general risk-based capital rules, builds on the Advanced Approach of Basel II, incorporates certain changes to the market risk capital rules known as Basel 2.5, and implements certain other requirements of the Dodd-Frank Act. HSBC North America became subject to the Basel III Final Rule as of January 1, 2014. Several of the provisions of the Basel III Final Rule will be phased in through 2019. Further increases in regulatory capital may be required in response to HSBC North America's implementation of the Basel III Final Rule.
In 2009, the Basel Committee proposed two minimum standards for limiting liquidity risk: the liquidity coverage ratio (“LCR”), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio (“NSFR”), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The Basel Committee finalized the LCR in January 2013 with phase-in beginning in 2015. The Basel Committee finalized the NSFR in October 2014.
In September 2014, the Federal Reserve, the OCC and the Federal Deposit Insurance Corporation ("FDIC") issued final regulations to implement the LCR in the U.S., applicable to certain large banking institutions, including HSBC North America. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banking organizations but are expected to do so well in advance of the NSFR’s scheduled global implementation by January 1, 2018.
In the first quarter of 2014, the Federal Reserve issued rules pursuant to Section 165 of the Dodd-Frank Act, which established enhanced prudential standards for U.S. bank holding companies and foreign banking organizations with total global consolidated assets and combined U.S. assets of $50 billion or more. The rules complement the LCR, capital planning, resolution planning, and

HSBC Finance Corporation

stress testing requirements that have been finalized. The rules require bank holding companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Bank holding companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements by January 1, 2015. HSBC North America has implemented plans to meet the standard and it does not have a significant impact to our business model. Starting on July 1, 2016, HSBC North America will be treated as a single intermediate holding company, commonly referred to as an IHC, owned by a foreign banking organization. This transition is not expected to have a significant impact on our U.S. operations or change our liquidity management policies. HSBC North America will adjust its liquidity profile to support compliance with these rules, however, we do not anticipate such adjustments to significantly impact our operations. HSBC North America may need to make further changes to its liquidity profile to support compliance with any future final rules.
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
As a result of our acquisition by HSBC, HSBC Finance Corporation and its subsidiaries became subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve. HSBC is a bank holding company under the U.S. Bank Holding Company Act of 1956, as amended (the “BHCA”) as a result of its ownership of HSBC Bank USA. On January 1, 2004, HSBC created a North American organization structure to hold all of its North America operations, including HSBC Finance Corporation and its subsidiaries. HSBC North America is also a bank holding company under the BHCA, by virtue of its ownership of HSBC Bank USA. HSBC and HSBC North America qualified as financial holding companies pursuant to the amendments to the BHCA effected by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). Under regulations implemented by the Federal Reserve, if any financial holding company, or any depository institution controlled by a financial holding company, ceases to meet certain capital or management standards, the Federal Reserve may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve may require divestiture of the holding company's depository institutions or its affiliates engaged in broader financial activities in reliance on the GLB Act if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, as amended, the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. As reflected in the agreement entered into with the OCC on December 11, 2012 (the “GLBA Agreement”), the OCC has determined that HSBC Bank USA is not in compliance with the requirements set forth in 12 U.S.C. § 24a(a)(2)(c) and 12 C.F.R. § 5.39(g)(1), which provide that a national bank and each depository institution affiliate of the national bank must be both well capitalized and well managed in order to own or control a "financial subsidiary", a subsidiary of a bank that also may engage in broader activities than subsidiaries of non-qualified banks. As a result, HSBC North America and its parent holding companies no longer meet the qualification requirements for financial holding company status, and may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC North America could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted on financial holding company status under the GLB Act. Similar consequences could result for financial subsidiaries of HSBC Bank USA that engage in activities in reliance on expanded powers provided for in the GLB Act. The GLBA Agreement requires HSBC Bank USA to take all steps necessary to correct the circumstances and conditions resulting in HSBC Bank USA's noncompliance with the requirements referred to above. HSBC Bank USA continues to take steps to satisfy the requirements of the GLBA Agreement.
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
Oversight.  In order to promote financial stability in the U.S. financial system, the Dodd-Frank Act created a framework for the enhanced prudential regulation and supervision of financial institutions that are deemed to be "systemically important" to the U.S. financial system, including U.S. bank holding companies with consolidated assets of $50 billion or more, such as HSBC North

HSBC Finance Corporation

America. This framework is subject to the general oversight of the Financial Stability Oversight Council ("FSOC"), an interagency coordinating body. The Federal Reserve has authority, in consultation with the FSOC, to take certain actions, including to preclude mergers, restrict financial products offered, restrict, terminate or impose conditions on activities or require the sale or transfer of assets against any systemically important bank holding company that is found to pose a grave threat to financial stability. The FSOC is supported by the Office of Financial Research (“OFR”) which will impose data reporting requirements on financial institutions. The cost of operating both the FSOC and OFR is paid for through an assessment on large bank holding companies, which began in July 2012.
Increased Prudential Standards.  In addition to the increased capital, liquidity and other enhanced prudential and structural requirements described above, large international banks, such as HSBC (generally with regard to its U.S. operations), are required to file resolution plans describing what strategy would be followed to resolve the institution in the event of significant financial distress. If the Federal Reserve and the FDIC both determine that these resolution plans are not “credible” (which, although not defined, is generally believed to mean the regulators do not believe the plans are feasible or would otherwise allow the regulators to resolve the U.S. businesses in a way that protects systemically important functions without severe systemic disruption and without exposing taxpayers to loss), our failure to cure deficiencies in the required time period would enable the Federal Reserve and the FDIC, acting jointly, to impose more stringent prudential limits or require the divestiture of assets or operations. There are also provisions in Dodd-Frank that relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.
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
Derivatives Regulation.  The Dodd-Frank Act has numerous provisions addressing derivatives. Title VII of the Dodd-Frank Act imposes a comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default, equity, foreign exchanges and interest rate swaps. Many of the significant provisions have already been implemented. In September 2014, the U.S. banking regulators and the Commodity Futures Trading Commission re-proposed margin rules for non-cleared swaps and security-based swaps entered into with swap dealers, security-based swap dealers, major swap participants and major security-based swap participants. Once finalized, these rules are likely to increase the costs and liquidity burden associated with trading non-cleared swaps and security-based swaps.
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
With respect to certain laws governing the provision of consumer financial products by national banks such as our affiliate HSBC Bank USA, the Dodd-Frank Act codified the current judicial standard of federal preemption with respect to national banks but added procedural steps to be followed by the OCC when considering preemption determinations after July 21, 2011. Furthermore, the Dodd-Frank Act removed the ability of subsidiaries or agents of a national bank to claim federal preemption of consumer financial laws after July 21, 2011, although the legislation did not purport to affect existing contracts. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of potential state Attorneys General or plaintiff challenges and the risk of courts not giving deference to the OCC as well as increasing complexity due to the lack of uniformity in state law. The extent to which the limitations on federal preemption will impact our businesses and those of our competitors remains uncertain. As a result of the sale of the Card and Retail Services business to Capital One in May 2012, it is unlikely these limitations will have a significant impact on us as we no longer have open credit card accounts. The Dodd-Frank Act contains many other consumer-related provisions including provisions addressing mortgage reform.
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

HSBC Finance Corporation

Corporate Governance and Controls
HSBC Finance Corporation maintains a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the Securities and Exchange Commission ("SEC"), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. Our website also contains our Corporate Governance Standards and Charters of Standing Committees for the Audit Committee, the Risk Committee and the Chairman's Committee of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. Our Statement of Business Principles and Code of Ethics can be found on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. Printed copies of this information can be requested at no charge. Requests should be made to HSBC Finance Corporation, 452 Fifth Avenue, New York, NY 10018, Attention: Corporate Secretary.
Certifications  In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the “NYSE”) certifying that such officer is not aware of any violation by HSBC Finance Corporation of the applicable NYSE corporate governance listing standards in effect as of February 23, 2015.

Item 1A.	Risk Factors.

The following discussion provides a description of some of the most significant risk factors that could affect our businesses, results of operations and financial condition and could cause our results to differ materially from those expressed in public statements or documents. Some of these risk factors are inherent in the financial services industry and others are more specific to our own businesses. However, other factors besides those discussed below or elsewhere in this Annual Report on Form 10-K could also affect our businesses, results of operations and financial condition and, therefore, the risk factors below should not be considered a complete list of all potential risks that we may face.
The current uncertain market and economic conditions may continue to affect our business, results of operations and financial condition. Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States and due to the nature of our historical business as a consumer lender to generally non-conforming and non-prime customers, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tight credit conditions and reduced economic growth. While the U.S. economy continued to improve during 2014, challenges remain. General business, economic and market conditions that could continue to affect us include:

•	level of economic growth and the pace and magnitude of the recovery;

•	pressure on consumer confidence and reduced consumer spending from other economic and market conditions;

•	fiscal policy;

•	volatility in energy prices;

•	unemployment levels;

•	wage income levels and declines in wealth;

•	market value of residential real estate throughout the United States;

•	inflation;

•	monetary supply and monetary policy;

•	fluctuations in both debt and equity capital markets;

•	unexpected geopolitical events, natural disasters or acts of war or terrorism;

•	fluctuations in the value of the U.S. dollar;

HSBC Finance Corporation

•	movements in short-term and long-term interest rates or a prolonged period of low or negative interest rates;

•	availability of liquidity;

•	tight consumer credit conditions;

•	bankruptcy filings levels and heightened scrutiny by various U.S. Bankruptcy Trustees of proofs of claim and other documents filed by creditors in consumer bankruptcy cases; and

•	new laws, regulations or regulatory and law enforcement initiatives.
In a challenging economic environment, more of our customers are likely to, or have in fact, become delinquent on their loans or other obligations as compared with historical periods as many of our customers experience reductions in cash flow available to service their debt in such an environment. These delinquencies, in turn, have resulted in higher levels of provisions for credit losses and charge-offs. Although unemployment rates have improved in 2014 and housing market conditions in the U.S. continue to recover, if businesses remain cautious to hire, additional losses could be significant in our consumer loan portfolios due to decreased consumer income. While the U.S. economy continued to improve in 2014, the sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment and housing market conditions which will impact corporate earnings and the capital markets. In the event economic conditions stop improving or become depressed again, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations.
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
The total impact of the Dodd-Frank Act cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators will respond to the Dodd-Frank Act and the implementing regulations under the legislation, and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect our businesses and operations. Additional legislative or regulatory actions in the United States, the European Union (“E.U.”) or in other countries could result in a significant loss of revenue, limit our ability to pursue business opportunities for the sale of our portfolio or the run-off of certain products, affect the value of assets that we hold, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our business, results of operations or financial condition.
Regulators in the E.U. and in the United Kingdom (“U.K.”) are in the midst of proposing far-reaching programs of financial regulatory reform. These proposals include enhanced capital, leverage, and liquidity requirements, changes in compensation

HSBC Finance Corporation

practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of E.U. financial institutions, amendments to the Markets in Financial Instruments Directive and the Market Abuse Directive, and measures to address systemic risk. Furthermore, certain large global systemically important banks ("G-SIBs"), including HSBC, will be subject to capital surcharges and other enhanced prudential requirements. While the Financial Stability Board has identified HSBC as one of the two G-SIBs that would be subject to a 2.5 percent surcharge, the G-SIB surcharge has not yet been formally implemented in the U.K. The Federal Reserve's proposal to implement the G-SIB surcharge in the United States would only apply to U.S. G-SIBs and would not impose additional capital requirements on us. The Federal Reserve has also issued a proposal for a total loss-absorbing capacity requirement ("TLAC") for G-SIBs. The proposed TLAC requirements would be a significant extension of the current regulatory capital framework and could require G-SIBs to issue additional long-term debt or make material modifications to terms of the debt instruments they have outstanding. The TLAC proposal has not yet been finalized by the FSB or formally implemented in the U.S. or the U.K.
The implementation of regulations and rules promulgated by these bodies could result in additional costs or limit or restrict the way HSBC conducts its businesses in the E.U. and, in particular, in the U.K. Furthermore, the potentially far-reaching effects of future changes in laws, rules or regulations, or in their interpretation or enforcement as a result of E.U. or U.K. legislation and regulation are difficult to predict and could adversely affect our operations.
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
In December 2010, the Basel Committee issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (the “Basel III Capital Framework”) and “International framework for liquidity risk measurement, standards and monitoring” (the “Basel III Liquidity Framework”) (together, "Basel III"). In October 2013, the U.S. banking regulators published a final rule in the Federal Register implementing the Basel III Capital Framework and the Dodd-Frank Act’s phase-out of trust preferred securities from Tier 1 capital, which we refer to as the “Basel III Final Rule”. The Basel III Final Rule establishes new minimum capital and buffer requirements to be phased in by 2019 and also requires the deduction of certain assets from capital, within prescribed limitations, and the inclusion of accumulated other comprehensive income in capital. The Basel III Final Rule also increases capital requirements for counterparty credit risk and introduces a supplementary leverage ratio ("SLR") that must be publicly disclosed beginning January 1, 2015 and will become a binding measure starting on January 1, 2018. HSBC North America and HSBC Bank USA began complying with the effective portions of the Basel III Final Rule on January 1, 2014. In September 2014, the U.S. banking regulators adopted revisions to the SLR to align it with the final Basel leverage framework adopted in January 2014. These changes expanded the denominator of the SLR to include derivatives and securities financing transactions. The Basel III Final Rule and the subsequent revisions to the SLR will materially increase our regulatory capital requirements over the next several years. In addition to the Basel III Final Rule, there continue to be numerous proposals or potential proposals that could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as HSBC North America. The FSB has issued a proposal for a total loss-absorbing capacity requirement for G-SIBs, which, if adopted and implemented as proposed, could require G-SIBs to issue additional long term debt or modify the terms of certain outstanding debt instruments. The Federal Reserve has also indicated it is considering proposals relating to the use of short-term wholesale funding by financial institutions, particularly SFTs, which could include a capital surcharge based on the institution’s reliance on such funding, and/or increased capital requirements applicable to SFT matched books. Accordingly, there continues to be significant uncertainty regarding significant portions of the capital regime that will apply to HSBC North America.
Further increases in regulatory capital may also be required in response to other U.S. supervisory requirements relating to capital. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios. Participation by HSBC North America in the Federal Reserve’s CCAR stress test process will also require that HSBC North America maintain sufficient capital to meet minimum regulatory ratios including a 5 percent Tier 1 common ratio (as defined by the Federal Reserve) over a nine-quarter forward-looking planning horizon, which could also require increased capital to withstand the application of the stress scenarios over the planning horizon. These stress testing requirements will influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.
The Basel Committee has adopted two minimum liquidity risk measures which are applicable to certain large banking institutions, including HSBC North America. The LCR measures the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under a significant 30-day stress scenario. The NSFR measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Federal Reserve and the OCC have adopted rules to implement the LCR with stricter requirements

HSBC Finance Corporation

and a faster implementation timeline than the Basel Committee has established. Under the final rules, certain large banking institutions such as HSBC North America began the LCR transition period on January 1, 2015 and are required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. HSBC North America has adjusted its liquidity profile to support compliance with these rules and may need to change their liquidity profiles to support compliance with any future final rules. The U.S. regulators have not yet issued a proposal to implement the NSFR for U.S. banking organizations.
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
The Servicing Consent Orders required us to perform an independent review of foreclosures pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. We refer to this as the Independent Foreclosure Review. On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, is providing other assistance (e.g. loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2014, Rust Consulting, Inc., the paying agent, has issued almost all checks to eligible borrowers. See Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for further discussion.
Compliance related costs have permanently increased to higher levels due to the remediation requirements of the Serving Consent Orders. In addition, the Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. In addition, the settlement related to the Independent Foreclosure Review does not preclude private litigation concerning these practices.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC Finance Corporation, together with our affiliate HSBC Bank USA, have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $157 million in the fourth quarter of 2011 (which was reduced by $14 million in the second quarter of 2013 and further reduced by $60 million during the second quarter of 2014) reflecting the portion of the HSBC North America accrual we currently believe is allocable to us. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies relating to foreclosure and other mortgage services practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude further private litigation concerning foreclosure and other mortgage servicing practices.
As previously reported, beginning in late 2010, we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. As of December 31, 2014, we have resumed processing suspended foreclosure activities in all states and have substantially resolved the backlog of loans from the foreclosure suspension either by referring the loan to foreclosure or through other actions, such as a short sale, sold through our receivable sale program or the loan returned to current status. We have also begun initiating new foreclosure activities in all states. The number of properties added to REO inventory during 2014 decreased as compared with 2013 as many of the properties in the process of foreclosure were sold prior to our taking title as a result of our receivable sale program. Additionally, the number of properties added to REO inventory was higher during 2013 as a result of the referral to foreclosure of a significant portion of the backlog of

HSBC Finance Corporation

loans from the foreclosure suspension discussed above. Our loan sale program and to a lesser extent, the continued impact of the extended foreclosure timelines will continue to impact the number of REO properties added to inventory during 2015.
While the housing market in the U.S. continues to recover, the strength of recovery varies by market. Certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures in several jurisdictions which will take time to resolve.
Regulatory review of consumer "enhancement services products" may require us to make restitution and pay civil money penalties. Through our legacy Cards and Retail Services business, HBIO previously offered or participated in the marketing, distribution, or servicing of products, such as identity theft protection and credit monitoring products, that were ancillary to the provision of credit to the consumer (enhancement services products). We ceased the marketing, distribution and servicing of these products by May 2012. The offering and administration of these, and other enhancement services products such as debt protection products, has been the subject of enforcement actions against other institutions by regulators, including the CFPB, the OCC, and the FDIC. These enforcement actions have resulted in orders to pay restitution to customers and the assessment of penalties in substantial amounts. In July 2012, the CFPB issued an industry bulletin regarding its review of marketing practices with respect to credit card add-on products, including debt cancellation, identity theft protection, credit report monitoring, and other enhancement services products. Certain state attorneys general also have filed industry-wide suits under state consumer protection statutes, alleging deceptive marketing practices in connection with the sale of payment protection products and demanding restitution and statutory damages for in-state customers. As discussed in the Off-Balance Sheet Arrangements and Contingent Liabilities section of the MD&A, we have made restitution to certain customers in connection with certain enhancement services products and we continue to cooperate with our regulators in connection with their on-going review. In light of the actions regulators have taken in relation to other credit card issuers regarding their enhancement services products, one or more regulators may order us to pay additional restitution to customers and/or impose civil money penalties or other relief arising from our prior offering and administration of such enhancement services products, and such amounts, if ordered by our regulators, may be material to our results of operations.
Our risk management measures may not be successful. The management of risk is an integral part of all our activities. Risk constitutes our exposure to uncertainty and the consequent variability of return. Specifically, risk equates to the adverse effect on profitability or financial condition arising from different sources of uncertainty including market risk, interest rate risk, operational risk, compliance risk, liquidity and funding risk, litigation risk, reputational risk, strategic risk, security and fraud risk, model risk, pension obligation risk and regulatory risk. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, such techniques and the judgments that accompany their application cannot anticipate every unfavorable event or the specifics and timing of every outcome. Failure to manage risks appropriately could have a significant adverse effect on our business prospects, financial condition and/or results of operations.
The delivery of our regulatory priorities is subject to execution risk. The financial services industry is currently facing an unprecedented period of scrutiny. Additionally, we are subject to a number of consent orders with our regulators. Regulatory requests, legal matters and business initiatives all require a significant amount of time and resources to implement. The magnitude and complexity of projects required to meet these demands has resulted in heightened execution risk. Organizational change and external factors, including the challenging macroeconomic environment and the extent and pace of regulatory change also contribute to execution risk. These factors could adversely affect the successful delivery of our regulatory priorities.
Operational risks are inherent in our businesses and may adversely impact our business and reputation. We are exposed to many types of operational risks that are inherent in banking operations, including fraudulent and other criminal activities (both internal and external), breakdowns in processes or procedures and systems failure or non-availability. These risks apply equally when we rely on outside suppliers or vendors to provide services to us and our customers. These operational risks could have a material adverse effect on our businesses, prospects, financial condition and results of operation. Further, there is a risk that our operating system controls as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could have a material adverse effect on our results of operations by requiring us to expend significant resources to correct the defect, as well as exposing us to litigation or losses not covered by insurance.
Our operations are subject to disruption from the external environment. We may be subject to disruptions of our operating systems infrastructure arising from events that are wholly or partially beyond our control, which may include:

•	computer viruses, electrical, telecommunications, or other essential utility outages;

•	natural disasters, such as hurricanes or other severe weather conditions and earthquakes;

•	events arising from local, regional or international politics, including terrorist acts; or

HSBC Finance Corporation

•	absence of operating systems personnel due to global pandemics or otherwise, which could have a significant effect on our business operations as well as on HSBC affiliates world-wide.
Such disruptions may give rise to losses in service to customers, an inability to collect our receivables in affected areas and other loss or liability to us.
We may suffer losses due to employee negligence or misconduct. Non-compliance with policies, employee misconduct, negligence and fraud could result in regulatory sanctions and serious reputational or financial harm. We are dependent on our employees. We could be materially adversely affected if an employee or employees, acting alone or in concert with non-affiliated third parties, causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems, including, without limitation, by means of cyberattack or denial-of-service attack. In recent years, a number of multinational financial institutions have suffered material losses due to the actions of ‘rogue traders’ or other employees. It is not always possible to deter employee misconduct and the precautions we take to prevent and detect this activity may not always be effective.
We may suffer losses due to employee negligence or misconduct on the part of third parties. We depend on third party suppliers, outsource providers and our affiliates for a variety of services. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties’ own systems or employees. The Federal Reserve requires financial institutions to maintain a service provider risk management program, which includes due diligence requirements for service providers as well as for our affiliates who may perform services for us. Under Federal Reserve guidance “service providers” is broadly defined to include all entities that have entered into a contractual relationship with a financial institution to provide business functions or activities. If our service provider risk management and due diligence program is not sufficiently robust, this could lead to regulatory intervention. Any of these occurrences could diminish our ability to operate one or more of our businesses, and may result in potential liability to clients, reputational damage or regulatory intervention, all of which may materially adversely affect us.
A failure in or a breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyberattacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, and may adversely impact our businesses and reputation. Data quality is critical for our risk and compliance functions as well as for decision making and operational processes. Our businesses are dependent on our ability to process a large number of complex transactions, most of which involve, in some fashion, electronic devices or electronic networks. Data and integrity and accurate reporting systems influence all levels of management decision making, enterprise risk management, governance and our ability to meet our regulatory requirements. If any of our financial, accounting, or other data processing and other recordkeeping systems and management controls fail, are subject to cyberattack that could compromise integrity, availability or confidentiality of our systems or data, we could be materially adversely affected.
In recent years, distributed denial of service ("DDoS") attacks, spearphishing campaigns, advanced malware and insider threats have grown in volume and level of sophistication each with the intent to obtain personal customer financial or proprietary corporate information. Such acts can affect our business by:

•	compromising the confidentiality or integrity of our customers' data, potentially impacting our customers' ability to repay loan balances and negatively impacting their credit ratings;

•
causing us to incur remediation and other costs related to liability for customer or third parties for losses, repairs to remedy systems flaws, or incentives to customers and business partners to maintain and rebuild business relationships after the attack;

•	increasing our costs to respond to such threats and to enhance our processes and systems to ensure maximum security of data;

•	damaging our reputation as a result of public disclosure of a breach of our systems or a loss of data event;

•	resulting in unauthorized disclosure or alteration of our corporate confidential information and confidential information of employees, customers and counterparties;

•	disrupting our and customers' or third parties' business operations; and

•	resulting in violations of applicable privacy laws and other laws or regulatory fines, penalties or intervention.
The threat from cyberattacks is a concern for our organization and failure to protect our operations from internet crime or cyberattacks may result in financial loss and loss of customer data or other sensitive information which could undermine our reputation and our ability to attract and keep customers. We face various cyber risks in line with other multinational financial organizations.

HSBC Finance Corporation

We and other multinational financial organizations have been, and will continue to be subject to an increasing risk of cyber incidents from these activities due to the proliferation of new technologies and the increasing use of the Internet and customers use of personal smartphones, PCs and other computing devices, tablet PCs and other mobile devices to access products and services to conduct financial transactions and the increased sophistication and activities of organized crime for seeking financial gain, hacktivists (geopolitical designated groups), cyberterrorists (attacks against critical infrastructure) and state sponsored advanced persistent threats ("APTs") for corporate espionage. Our risk and exposure to these matters remains heightened because of, among other things, HSBC Group’s prominent size and scale and role in the financial services industry, and our offering of Internet banking and mobile banking platforms that serve our customers when and how they want to be served. In addition, the consolidation of clearing agents, exchanges and clearing houses and increased interconnectivity of financial institutions with such central agents, exchanges and clearing houses increases the exposure of cyberattacks on critical parties which may affect us. Evaluating and monitoring the cyberthreat landscape in comparison to our existing capabilities, and adjusting our programs in order to respond to these threats, may require additional capital expenses for human resources and technology.
One of our U.S. affiliates experienced disruptive cyber attacks during 2014. While we did not experience any direct attacks in 2014, we may be attacked in the future. There can be no assurance that future targeted attacks from activities of organized crime, hacktivists, cyberterrorists and state sponsored APTs will not result in reputational damage, service disruption and the loss of data.
Failure to successfully change our operational practices may have a material impact on our businesses. Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	our determining to expand our sale of residential mortgage loans;

•	changes to our charge-off policies or customer account management and risk management/collection policies and practices;

•	our ability to attract and retain key employees;

•	the level of our investment in technology, business infrastructure and specialized personnel; or

•	our outsourcing of various operations.
Further, in order to react quickly to or meet newly-implemented regulatory requirements, we may need to change or enhance systems within very tight time frames, which would increase operational risk. Failure to implement changes to our operational practices successfully and efficiently may diminish our ability to operate one or more of our businesses and could result in reputational damage and regulatory intervention, all of which could materially adversely affect us.
Our financial statements depend on our internal controls over financial reporting. The Sarbanes-Oxley Act of 2002 requires our management to evaluate our disclosure controls and procedures and internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any “material weaknesses” in our internal control. In a company as large and complex as ours, lapses or deficiencies in internal control over financial reporting may occur from time to time and we cannot assure you that we will not find one or more material weaknesses as of the end of any given future year.
Uncertainty in the U.S. economy and fluctuations in the U.S. markets could negatively impact our business operations. Concerns regarding U.S. debt and budget matters have caused uncertainty in financial markets in the recent past. The downgrading of U.S. debt ratings in the future, as well as any future concerns about raising the U.S. debt limit could, in addition to causing economic and financial market disruptions, materially adversely affect our ability to obtain funding on favorable terms through our affiliates as well as have other material adverse effects on the operations of our business and our financial results and condition.
During 2014, we experienced improvements in delinquency on accounts less than 180 days contractually delinquent and improvements in charge-off levels as a result of the improvements in the U.S. economy and the continuing recovery in the housing market. While we anticipate the trend for improvements in delinquency and charge-off levels may continue into 2015 at a slower pace, our performance in 2015 is largely dependent upon macro-economic conditions which include, among other things, housing market conditions, employment levels and continued economic recovery, all of which are outside of our control. Accordingly, our results for the year ended December 31, 2014 or any prior periods should not be considered indicative of the results for any future periods.
Receivables held for sale are carried at the lower of amortized cost or fair value. The estimated fair value of our receivables held for sale is determined by developing an approximate range of value from a mix of various sources and inputs appropriate for the respective pools of assets. Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral values (including expenses to be incurred to maintain the collateral) and market discount rates reflecting management's estimate of the rate of return that would be required by investors in the current market given the specific characteristics

HSBC Finance Corporation

and inherent credit risk of the receivables held for sale. Some of the inputs are influenced by collateral value changes and unemployment rates. Changes in inputs, including the rate of return that investors would require to purchase assets with the same characteristics and of the same credit quality and fluctuations in home price values, could significantly change the carrying amount of the receivables held for sale and related fair value adjustment recognized in the consolidated statement of income (loss). Accordingly, the lower of amortized cost or fair value adjustments recorded during 2014 should not be considered indicative of the results for any future periods.
We determine the fair value of the fixed rate debt accounted for under fair value option through the use of a third party pricing service. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for 2014 should not be considered indicative of the results for any future periods.
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
Our reputation has a direct impact on our financial results and ongoing operations. Our ability to conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	negative news about us, HSBC, our affiliates or the financial services industry generally;

•	appropriately addressing potential conflicts of interest;

•	legal and regulatory requirements;

•	ethical issues, including alleged deceptive or unfair lending or servicing practices;

•	anti-money laundering and economic sanctions programs;

•	privacy issues;

•	fraud issues;

•	data security issues related to our customers or employees;

•	cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;

•	recordkeeping;

•	sales and trading practices;

•	customer service;

•	actions of a vendor or other third party with whom we do business;

•	the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our businesses;

•	alleged irregularities in servicing, foreclosure, consumer collections, mortgage lending practices and loan modifications;

•	a downgrade of or negative watch warning on any of our credit ratings; and

•	general company performance.
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
Our inability to meet funding requirements due to our balance sheet attrition could impact operations. Adequate liquidity is critical to our ability to operate our businesses. The pace of our balance sheet attrition has a significant impact on our liquidity and risk management processes. Properly managing these processes is critical to mitigating liquidity risk. Lower cash flow resulting from declining receivable balances as well as lower cash generated from balance sheet attrition will not provide sufficient cash to fully cover maturing debt in future periods. A portion of the required funding could be generated through planned sales of certain real estate secured receivables. A portion of any funding gap could be borrowed from one or more of our affiliates. We anticipate all future term funding will be provided by HSBC affiliates.
Adverse changes in our credit ratings could have a material adverse effect on our liquidity as well as the value of our debt obligations. Our credit ratings are an important part of maintaining our liquidity. Our credit ratings are subject to ongoing review by the rating agencies. As indicated by the major credit rating agencies, our credit ratings are directly dependent on the continued support of HSBC. There can be no assurance that downgrades will not occur. A credit rating downgrade would increase future borrowing costs only for new debt obligations, if any. As discussed in previous filings, we do not currently expect to need to raise funds from the issuance of third party, long-term debt going forward, but instead any required funding has been integrated into HSBC North America's funding plans and will be sourced through HSBC USA or through direct support from HSBC or its affiliates. Similarly, to the extent future funding is to be provided by HSBC affiliates, the credit ratings of those affiliates will affect their borrowing costs and, as a result, the cost of funding to us.
In February 2015, Standards & Poor's ("S&P") took various rating agency actions on certain European banks, including HSBC, following a review of government support. As a result of this review, the long-term debt ratings of HSBC USA and HBSC Holdings were reduced to A and the long-term debt rating of several HSBC Banks including HSBC Bank USA was put on negative watch. As part of this review, the short-term ratings of HSBC Holdings, HSBC USA and HSBC Bank USA were re-affirmed. It is not anticipated the actions taken by S&P will significantly impact the ability of HSBC affiliates to provide future funding for us, or substantially impact our costs.
We may not be able to continue to wind down our real estate secured receivable portfolio at the same rate as in recent years. Our real estate secured receivable portfolio held for investment is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile, all of which are outside our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared with historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be approximately $17 billion by the end of 2016. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of refinancing alternatives as well as the impact of an elongated foreclosure process. The size of this portfolio and run-off rate is also affected by foreclosures. Upon completion of the foreclosure process, the underlying properties acquired in satisfaction of the receivables are classified as REO and sold separately. Certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures in several jurisdictions which will take time to resolve.
We intend to wind down this portfolio as quickly as practicable in a responsible and economically rational manner, considering market pricing as well as other factors. In addition, and as discussed in prior filings, we plan to continue to sell certain real estate secured receivables. Balances as of December 31, 2014, will be sold in multiple transactions generally over the next 15 months. While we made substantial progress towards winding down this portfolio in recent years, we may not be able to liquidate or dispose of these portfolios at the same level or pace as in recent years or execute the planned sales within expected timeframes. As a result, our ability to continue to reduce our risk-weighted assets or reduce related expenses may be adversely affected depending on the ultimate pace or level at which these portfolios are liquidated and sold. We may be called upon by HSBC North America or HSBC to execute certain other actions or strategies to ensure HSBC North America and HSBC each meets its capital requirements.
Performance of modified loans in the current economic conditions may prove less predictable and result in higher losses. In an effort to provide assistance to our customers who are experiencing financial difficulties, in recent years we have modified the terms of a number of our loans. While we have a long-standing history of working with customers experiencing financial difficulties, the number of customers that have needed and qualified for loan modifications in recent years was significantly higher than in our

HSBC Finance Corporation

prior historical experience. Under the current economic conditions, the credit performance of these modified loans may not conform to either historical experience or our expectations. In addition, deterioration in housing prices and unemployment could negatively impact the performance of the modified portfolio. While our credit loss reserve process considers whether loans have been re-aged or are subject to modification, loss reserve estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, making it reasonably possible that loss reserve estimates could change in either direction.
A significant rise in interest rates may significantly impact our net interest income which may adversely impact our financial results. Both our Consumer Lending and Mortgage Services’ real estate secured receivable portfolios are expected to continue to remain on our balance sheet for extended durations. Reduced mortgage prepayment rates and higher levels of loan modifications have had the effect of extending the projected average life of these loan portfolios. As a result, both net interest income at risk and asset portfolio valuations have increasingly become exposed to rising interest rates as the average life of our liability portfolios has declined while the average life of our asset portfolios has extended. In the event interest rates rise significantly and we are not successful in fully mitigating such rise or otherwise changing the average lives of our liability and asset portfolios, net interest income, and consequently, net income or loss, would be negatively affected. A significant rise in interest rates could also result in slower repayment rates on performing loans. As discussed above, we plan to sell our real estate secured receivable held for sale balances as of December 31, 2014, in multiple transactions generally over the next 15 months. Additionally, we may be called upon by HSBC North America or HSBC to execute certain other actions or strategies to ensure HSBC North America and HSBC each meets its capital requirements.
We may incur additional costs and expenses relating to mortgage loan sale and securitization-related activities. Prior to June 2007, a subsidiary of HSBC Finance Corporation originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers to facilitate whole loan securitizations sponsored or underwritten by several of our counterparties and their affiliates, including our affiliates, HSBC Bank USA and HSI. In connection with these loan sale transactions, we made representations and warranties that the loans sold meet certain requirements. We have been, and may continue to be, required to repurchase loans and/or indemnify private investors for losses due to breaches of representations and warranties. We maintain a reserve for potential repurchase liability exposure that, in accordance with applicable accounting principles, represents the amount of loss from this contingency that is both probable and can be reasonably estimated at this time. We estimate the range of reasonably possible losses in excess of our recorded repurchase liability is between zero and approximately $60 million at December 31, 2014 related to claims that have been filed. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. As our estimate of this exposure is influenced by factors outside our control, there is uncertainty inherent in this estimate and actual losses could be significantly higher than the amount reserved.
Participants in the U.S. mortgage securitization market have been the subject of lawsuits and governmental and regulatory investigations and inquiries, which have been directed at groups such as sponsors, underwriters, servicers, originators or trustees of mortgage securitizations, and at particular participants within these groups. We expect activity in this area to continue. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation as a sponsor or originator in the U.S. mortgage securitization market.
Significant reductions in pension assets may require additional financial contributions from us. Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit plan. As of January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2014, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $490 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 16, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment. In the ordinary course of business, HSBC Finance Corporation and our affiliates are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements, certain of which may result in adverse judgments, settlements, remediation payments, fines, penalties, injunctions and other relief. There is no certainty that the litigation will decrease in the near future, especially in the event of continued unemployment rates, a resurgent

HSBC Finance Corporation

recession or additional regulatory and law enforcement investigations and proceedings by federal and state governmental agencies. Further, in the current environment of heightened regulatory scrutiny, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking and other financial regulators, state Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, remediation payments, fines, penalties or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause us serious reputational harm. See “We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity” above.
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

None.

Item 2.	Properties.

Our principal executive offices are located in Mettawa, Illinois. We conduct or support our operations from additional facilities in Brandon and Tampa, Florida; Elmhurst and Vernon Hills, Illinois; New Castle, Delaware; and Monterey, California. In connection with the sale of our Card and Retail Services business in May 2012, we entered into lease or site-sharing arrangements with Capital One for various periods of time. During 2014, we continued to sublease space from Capital One at 26525 N. Riverwoods Blvd., Mettawa, Illinois. In November 2014 we exited the Pomona, California location and in December 2014 we exited the Schaumburg, Illinois location.
All corporate offices, regional processing and regional servicing center facilities are operated under lease, other than Vernon Hills, Illinois, which we own. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.
Additionally, there are facilities located in Washington, DC, Northlake, Illinois and Jersey City, New Jersey leased by an affiliate, HTSU, that support our and other affiliate operations.

Item 3.	Legal Proceedings.

See Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 150 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Not applicable.

HSBC Finance Corporation

Item 6.	Selected Financial Data.

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

Year Ended December 31,	2014	2013	2012	2011	2010
	(in millions)
Statement of Income (Loss):
Net interest income	$868	$1,068	$1,646	$1,776	$2,036
Provision for credit losses(1)(2)	(365)	(21)	2,224	4,418	5,346
Other revenues excluding the fair value movement on own fair value option debt attributable to credit(1)	199	952	(1,361)	(476)	375
Fair value movement on own fair value option debt attributable to credit	27	(71)	(758)	616	109
Operating expenses	688	932	1,114	1,255	1,176
Income (loss) from continuing operations before income tax benefit	771	1,038	(3,811)	(3,757)	(4,002)
Income tax expense (benefit)	224	325	(1,406)	(1,431)	(1,453)
Income (loss) from continuing operations	547	713	(2,405)	(2,326)	(2,549)
Income (loss) from discontinued operations, net of tax	(24)	(177)	1,560	918	633
Net income (loss)	$523	$536	$(845)	$(1,408)	$(1,916)

As of December 31,	2014	2013	2012	2011	2010
	(in millions)
Balance Sheet Data:
Total assets	$31,897	$37,707	$44,746	$50,666	$64,345
Receivables(1)(3):
Real estate secured	$22,670	$26,584	$32,939	$42,713	$49,336
Personal non-credit card	—	—	—	5,196	7,117
Other	—	—	—	3	3
Total receivables	$22,670	$26,584	$32,939	$47,912	$56,456
Credit loss reserves(1)(2)	$2,217	$3,273	$4,607	$5,952	$5,512
Receivables held for sale:
Real estate secured	$860	$2,047	$3,022	$—	$4
Personal non-credit card	—	—	3,181	—	—
Total receivables held for sale	$860	$2,047	$6,203	$—	$4
Real estate owned	$159	$323	$227	$299	$962
Due to affiliates	6,945	8,742	9,089	8,262	8,255
Long-term debt	16,427	20,839	28,426	39,790	54,404
Preferred stock	1,575	1,575	1,575	1,575	1,575
Common shareholder’s equity(4)	5,548	5,086	4,530	5,351	6,145

HSBC Finance Corporation

Year Ended December 31,	2014	2013	2012	2011	2010

Selected Financial Ratios:
Return on average assets	1.6%	1.7%	(4.9)%	(3.9)%	(3.5)%
Return on average common shareholder’s equity	7.5	10.9	(46.2)	(39.1)	(37.0)
Net interest margin	2.68	2.67	3.37	2.90	2.54
Efficiency ratio	62.9	47.8	(235.5)	65.5	46.7
Net charge-off ratio(1)	2.84	4.44	6.59	7.69	11.31
Delinquency ratio(1)	8.81	14.44	16.03	17.93	15.85
Reserves as a percent of(1)(2)(5):
Receivables held for investment	8.5%	11.3%	13.4%	12.0%	10.5%
Nonaccrual receivables held for investment	306.6	256.2	320.5	235.0	184.3
Common and preferred equity to total assets	22.29	17.59	13.05	10.90	9.99
Tangible common equity to tangible assets(6)	17.33	13.45	9.87	7.11	7.30

(1)
During the second quarter of 2013, we adopted a formal program to initiate sale activities for first lien real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the second quarter of 2012, we transferred our entire personal non-credit card receivable portfolio as well as certain real estate secured receivable portfolios to receivables held for sale. As a result of the transfer of these receivables to held for sale, the provision for credit losses, other revenues, receivables, credit loss reserves, credit loss reserve ratios and the delinquency and net charge-off ratios as of and for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 are not comparable to the historical periods. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements as well as "Credit Quality" in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” (“MD&A”) for additional information.

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

(2)
During the third quarter of 2011, we adopted new accounting guidance related to troubled debt restructurings (“TDR Loans”) which resulted in an increase in our provision for credit losses during the third quarter of 2011. The total incremental loan loss provision recorded in the third quarter as a result of adopting the new accounting guidance for TDR Loans was $925 million. The various reserve ratios for December 31, 2011 are not comparable to the prior year as comparability has been impacted by the adoption of this new accounting guidance.

(3)
The receivable trend reflects the decision to transfer certain real estate secured receivables to held for sale during 2014, 2013 and 2012 and the decision to transfer our entire portfolio of personal non-credit card receivables to held for sale in 2012 as discussed above. The overall trend in real estate secured and personal non-credit card receivables also reflects our decision to reduce the size of our balance sheet and lower our risk profile, including the decision in 2007 to discontinue correspondent channel acquisitions by our Mortgage Services business as well as the decision in late February 2009 to discontinue new customer account originations of all products in our Consumer Lending business. For further discussion of the trends in our real estate secured and personal non-credit card receivable portfolios, see “Receivables Review” in MD&A.

(4)
We did not receive any capital contributions in 2014, 2013 or 2012. In 2011 and 2010, we received capital contributions of $690 million and $200 million, respectively, from HSBC Investments (North America) Inc. to support ongoing operations and to maintain capital at levels we believe are appropriate.

(5)
Ratio excludes credit loss reserves associated with accrued finance charges as well as receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell and the related credit loss reserves associated with these receivables, which represents a non-U.S. GAAP financial measure. See "Credit Quality" in this MD&A for the most comparable U.S. GAAP measure and additional information.

(6)
Tangible common equity to tangible assets is a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management as a measure to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” in MD&A for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures” in MD&A for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
uncertain market and economic conditions, uncertainty relating to the U.S. debt and budget matters, the potential for future downgrading of U.S. debt ratings, a decline in housing prices, unemployment levels, tighter credit conditions, changes in interest rates or a prolonged period of low or negative interest rates, the availability of liquidity, unexpected geopolitical events, changes in consumer confidence and consumer spending, and consumer perception as to the continuing availability of credit and price competition in the market segments we serve;

•	changes in laws and regulatory requirements;

•	extraordinary government actions as a result of market turmoil;

•	capital and liquidity requirements under Basel III, and Comprehensive Capital Analysis and Review ("CCAR");

•	changes in central banks' policies with respect to the provision of liquidity support to financial markets;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, global pandemics, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyberattacks;

•	our ability to successfully manage our risks;

•	damage to our reputation;

•	the ability to retain key employees;

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	our ability to meet our funding requirements;

•	adverse changes to our or our affiliates' credit ratings;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards and their interpretation;

•	changes to our mortgage servicing and foreclosure practices;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

HSBC Finance Corporation

•	continued heightened regulatory scrutiny and enforcement actions with respect to credit card enhancement products offered in our discontinued U.S. credit card business;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	our inability to wind down our real estate secured receivable portfolio at the same rate as in recent years;

•
additional costs and expenses due to representations and warranties made in connection with loan sale transactions that may require us to repurchase the loans and/or indemnify private investors for losses due to breaches of these representations and warranties;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. (“HSBC North America”) pension plan; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
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
Current Environment  The U.S. economy continued its recovery during 2014. The pace of economic recovery began to increase in the second half of the year and gross domestic product grew at an average rate of 2.4 percent during 2014. Consumer sentiment rose to its highest level in eight years in December, buoyed by healthy job growth, improved income expectations, gains in wealth and a decline in gasoline prices, which has also led to increased consumer spending. The Federal Reserve Board ("Federal Reserve") concluded its bond buying stimulus program in October and has indicated that it can be patient in beginning to tighten monetary policy.
The U.S. economy has recovered all the jobs lost during the recession, adding almost 3.0 million jobs in 2014, the best year for employment growth since 1999, while the number of long-term unemployed fell almost 30 percent since last year-end and total unemployment fell to 5.6 percent in December 2014. Despite this positive news, headwinds remain as wage growth remains weak, an elevated number of part-time workers continue to want and can't find full-time work, the number of discouraged people who have stopped looking for work remains elevated and economic uncertainty remains high in many economies outside the U.S. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geo-political concerns and the impact of recent regulatory changes and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2015 and beyond.

HSBC Finance Corporation

While the housing market in the U.S. continues to recover, the strength of recovery varies by market. Certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures in several jurisdictions which will continue to take time to resolve.
2014 Events

•
During 2014, we sold real estate secured receivables with an aggregate unpaid principal balance of $2,927 million (aggregate carrying value of $2,152 million) at the time of sale to third-party investors, which included $1,383 million (aggregate carrying value of $996 million) that was sold during the fourth quarter of 2014. We received aggregate cash consideration of $2,242 million which resulted in a gain of $63 million during 2014, net of transaction fees. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional information.

As discussed in prior filings, we have adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During 2014, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $1,390 million at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $1,080 million during 2014. As a result of the transfer of these receivables to held for sale, during 2014 we recorded a lower of amortized cost or fair value adjustment of $113 million to reduce the carrying value of the newly transferred receivables, all of which was attributable to non-credit related factors (e.g. interest rates, market liquidity and differences in overall cost of capital assumptions) and was recorded as a component of total other revenues in the consolidated statement of income. We currently expect additional real estate secured receivables with a carrying amount of approximately $700 million to $800 million could be transferred to held for sale during 2015 as we anticipate that during the year they may be written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies and therefore meet our criteria to be considered held for sale. We believe credit losses related to these receivables are substantially covered by our existing credit loss reserves and, based on the current fair value of our existing receivables held for sale portfolio, the lower of amortized cost or fair value adjustment for non-credit related factors on these receivables is not expected to be significant. Our estimate of both the volume of receivables which will be transferred to held for sale as they become 180 days past due as well as the fair value adjustment required for the aforementioned pool of receivables is influenced by factors outside our control such as changes in default rates, estimated costs to obtain properties, home prices and investors' required returns amongst others. There is uncertainty inherent in these estimates making it reasonably possible that they could be significantly different as factors impacting the estimates continually evolve.
During 2014, we reversed $322 million of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the fair value of certain pools of real estate secured receivables held for sale as conditions in the housing industry have continued to show improvement in 2014 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables. As noted in the preceding paragraph, these fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. Accordingly, the improving trend in the fair value of receivables held for sale that began in 2013 and continued in 2014 should not be considered indicative of fair value changes in future periods as deterioration in these factors would likely require increases to our valuation allowance in future periods.

•
During the second quarter of 2014, we sold the recovery rights to receivables with outstanding balances of $3.3 billion which had previously been fully charged-off. The cash proceeds from this transaction of $57 million were recorded as a recovery of charged-off receivables during the second quarter of 2014.

•
During the second quarter of 2014, we entered into an agreement to outsource the servicing of our real estate owned ("REO") portfolio to a third party, which we believe will result in a more efficient process for servicing our REO portfolio. The transfer of the servicing was completed by December 31, 2014. Although we transferred the servicing activities to a third-party, the REO portfolio remains on our balance sheet.

•
As discussed more fully in Note 22, "Litigation and Regulatory Matters," we are currently in discussions with the U.S. bank regulators and other governmental agencies regarding foreclosure and other mortgage servicing practices. During the second quarter of 2014, we reduced our accrual relating to this matter by $60 million, which was recorded as a component of other servicing and administrative expenses, reflecting the portion of the HSBC North America accrual we currently believe is allocable to us. The reduction was based on our discussions of the terms of any potential settlement with the regulators. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability, which may result in changes to our current estimate in future periods.

HSBC Finance Corporation

Business Focus At December 31, 2014, real estate secured receivables held for sale totaled $860 million. We expect that receivables held for sale at December 31, 2014 will be sold in multiple transactions generally over the next 15 months. If the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as REO and sold. See Note 7, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding receivables held for sale.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio held for investment, which totaled $22,670 million at December 31, 2014, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile. In light of the current economic conditions and mortgage industry trends and the age of our run-off receivable portfolio, our loan prepayment rates have slowed when compared with historical experience even though interest rates remain low. Additionally, our receivable modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be approximately $17 billion by the end of 2016. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of refinancing alternatives as well as the impact of a continued elongated foreclosure process. As our real estate secured receivable portfolio runs-off, we will see declines in net interest income. Decreases in operating expenses may not necessarily decline in line with the run-off of our receivable portfolio as a result of certain fixed costs. Accordingly, net income for 2014 or any prior periods should not be considered indicative of the results for any future periods.
We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, outstanding debt levels or cost structure in support of HSBC's strategic priorities. We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies in an effort to create a more sustainable cost structure. Over the past several years, we have taken various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending, outsourcing and other general efficiency initiatives which have resulted in workforce reductions. Our focus on cost optimization is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.
Performance, Developments and Trends  We reported net income of $523 million during 2014 compared with net income of $536 million during 2013 and a loss of $845 million during 2012.
Income from continuing operations was $547 million during 2014 compared with income from continuing operations of $713 million during 2013 and a loss from continuing operations of $2,405 million during 2012. We reported income from continuing operations before income tax of $771 million during 2014 compared with income from continuing operations before income tax of $1,038 million during 2013 and a loss from continuing operations before income tax of $3,811 million during 2012. The decrease in income from continuing operations before income tax during 2014 reflects significantly lower other revenues as well as lower net interest income, partially offset by improvements in the provision for credit losses and significantly lower operating expenses. The increase in income from continuing operations before income tax during 2013 reflects significantly higher other revenues and a significantly lower provision for credit losses as well as lower operating expenses, partially offset by lower net interest income.
Our results in all periods were impacted by certain significant items which distort comparability of the performance trends of our business between years. The following table summarizes the impact of these significant items for all periods presented:

Year Ended December 31,	2014	2013	2012
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$771	$1,038	$(3,811)
Fair value movement on own fair value option debt attributable to credit spread	(27)	71	758
Impact of non-qualifying hedge portfolio	317	(315)	227
Derivative loss recognized on termination of hedges	—	199	—
Incremental provision for credit losses resulting from the change in the loss emergence period used in our roll rate migration analysis during the fourth quarter of 2012	—	—	350
Adjusted performance from continuing operations(1)	$1,061	$993	$(2,476)

(1)	Represents a non-U.S. GAAP financial measure.

HSBC Finance Corporation

Excluding the impact of the items presented in the table above, adjusted performance from continuing operations during 2014 improved $68 million compared with 2013. The improvement during 2014 reflects lower provisions for credit losses and lower operating expenses, partially offset by lower other revenues and lower net interest income. The lower other revenues during 2014 was driven by significantly higher reversals of the lower of amortized cost or fair value adjustment on receivables held for sale during 2013 and lower impacts from fair value movements on own fair value option debt not attributable to credit spreads, partially offset by higher other income driven by gains on sales of real estate secured receivables during 2014 as compared to losses on sales during 2013 and a lower provision for estimated repurchase liabilities in 2014.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations during 2013 improved $3,469 million compared with 2012. The improvement reflects significantly lower provisions for credit losses, higher other revenues and lower operating expenses, partially offset by lower net interest income. The increase in other revenues was driven by a reversal of $768 million during 2013 of the lower of amortized cost or fair value adjustment of $1,547 million that was recorded during 2012. This reversal was primarily a result of the increase in the fair value of the real estate secured receivables held for sale during 2013. Higher other revenues also reflects improvements in derivative related income (expense), partially offset by lower other income due to a higher provision for estimated repurchase liabilities in 2013 and losses on sales of real estate secured receivables.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Receivables Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
Funding and Capital  During 2014 and 2013, we did not receive any capital contributions from HSBC Investments (North America) Inc. ("HINO"). During 2014 and 2013, we retired $3,524 million and $7,011 million, respectively, of term debt as it matured. The maturing debt cash requirements were met through funding from cash generated from operations, including receivable sales, other balance sheet attrition and liquidation of short-term investments as well as in 2013 the sale of our Insurance operations. Continued success in reducing the size of our receivable portfolios through sales of pools of real estate secured receivables will be the primary driver of our liquidity during 2015. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully repay maturing debt in future periods. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support. Any required incremental funding has been integrated into the overall HSBC North America funding plans as we intend to source our funding needs through HSBC USA Inc. ("HSBC USA") or through direct support from HSBC or its affiliates.
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
We continue to be dependent on balance sheet attrition and affiliate funding to meet our funding requirements. Numerous factors, both internal and external, may impact our funding strategy. These factors may include our affiliate's debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base.
Our results are also impacted by general economic conditions, including employment levels, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Because our businesses historically lent to customers who had limited credit histories, modest incomes and high debt-to-income ratios or who had experienced prior credit problems, overall our customers are more susceptible to economic slowdowns than other consumers. When unemployment increases or home value depreciation occurs, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates generally affect the rates that we must pay on certain borrowings. Overall receivable yields increased during 2014 as a result of lower levels of nonaccrual receivables. See “Results of Operations” in this MD&A for additional discussion on receivable yields. The primary risks to our performance in 2015 are largely dependent upon macro-economic conditions which include the interest rate environment, housing market conditions, unemployment levels, the sustainability of the U.S. economic recovery, the performance of modified receivables and consumer confidence, all of which could impact delinquencies, charge-offs, net interest income and ultimately our results of operations.

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
Group Reporting Basis  We report financial information to HSBC in accordance with HSBC Group accounting and reporting policies which apply International Financial Reporting Standards ("IFRS") and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis"). Because operating results on the Group Reporting Basis (a non-U.S. GAAP financial measure) are used in managing our businesses and rewarding performance of employees, our management also separately monitors net income under this basis of reporting. The following table reconciles our U.S. GAAP versus Group Reporting Basis net income (loss):

Year Ended December 31,	2014	2013	2012
	(in millions)
Net income (loss) – U.S. GAAP basis	$523	$536	$(845)
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on loans held for sale	(271)	(865)	756
Loan impairment	121	186	361
Tax valuation allowances	17	—	—
Loss on sale of Insurance business	—	(92)	90
Gain on sale of Card and Retail Services business	—	—	345
Litigation expenses	(5)	15	(43)
Derivatives and hedge accounting (including fair value adjustments)	(1)	(3)	(10)
Loan origination cost deferrals	12	7	9
Interest recognition	4	(11)	(23)
Pension and other postretirement benefit costs	6	16	20
Other	(1)	15	48
Net income (loss) – Group Reporting Basis	405	(196)	708
Tax (expense) benefit – Group Reporting Basis	(146)	145	(380)
Income (loss) before tax – Group Reporting Basis	$551	$(341)	$1,088
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results is presented below:
Lower of amortized cost or fair value adjustment on loans held for sale - For receivables transferred to held for sale subsequent to origination, the Group Reporting Basis requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly for the Group Reporting Basis, such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk at the time of transfer is recorded in the statement of income (loss) as provision

HSBC Finance Corporation

for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues. As mentioned above, there is no similar requirement under the Group Reporting Basis.
Loan impairment - The Group Reporting Basis requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Under U.S. GAAP, a discounted cash flow methodology on pools of homogeneous loans is applied only to the extent loans are considered Troubled Debt Restructurings ("TDR Loans"). Also under the Group Reporting Basis, if the fair value on secured loans previously written down increases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down is reversed, which is not permitted under U.S. GAAP. Additionally under the Group Reporting Basis, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under the Group Reporting Basis. Under the Group Reporting Basis, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances.
Under U.S. GAAP, credit loss reserves on TDR Loans are established based on the present value of expected future cash flows discounted at the loans' original effective interest rate. Under the Group Reporting Basis, impairment on the residential mortgage loans for which we have granted the borrower a concession as a result of financial difficulty is measured based on the cash flows attributable to the credit loss events which occurred before the reporting date. The Group Reporting Basis removes such loans from the category of impaired loans after a defined period of re-performance, although such loans remain segregated from loans that were not impaired in the past for the purposes of collective impairment assessment to reflect their different credit risk profile. Under U.S. GAAP, when a loan is impaired the impairment is measured based on all expected cash flows over the remaining expected life of the loan. Such loans remain impaired for the remainder of their lives.
For loans collectively evaluated for impairment under U.S. GAAP, bank industry practice adopted in 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our credit loss reserves. For the Group Reporting Basis, prior to the second quarter of 2013, we concluded that the estimated average period of time from last current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months which was adopted in 2012. In 2013, we updated our review under the Group Reporting Basis to reflect the period of time after a loss event that a loan remains current before delinquency is observed. This review resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.
Tax valuation allowances - As a result of New York state tax reform during 2014, there was a reduction in the deferred tax valuation allowance under U.S. GAAP and recognition of previously unrecognized deferred tax assets under the Group Reporting Basis (increasing net deferred tax assets for both U.S. GAAP and the Group Reporting Basis). The deferred tax assets affected primarily relate to loan loss reserves, which are different under U.S. GAAP and the Group Reporting Basis. As such, the change in deferred tax assets was different under U.S. GAAP and the Group Reporting Basis.
Loss on sale of Insurance business - Under the Group Reporting Basis, a disposal group held for sale is measured at the lower of its cost or fair value less costs to sell. For purposes of measuring the disposal group, assets that are excluded from the measurement provisions of IFRS 5, "Non-current Assets Held for Sale and Discontinued Operations" ("IFRS 5"), must be re-measured in accordance with other applicable standards before the fair value less cost to sell of the disposal group is measured. An impairment loss is recognized for any initial or subsequent write down of the disposal group only to the extent of the carrying amount of the assets that are part of the disposal group and within the scope and the measurement provisions of IFRS 5. To the extent there is an impairment loss on the disposal group as a whole, but the assets and liabilities of the disposal group are excluded from the measurement provisions of IFRS 5, the Group Reporting Basis requires the loss to be recognized only when the disposal group is sold. Under U.S. GAAP, similar rules exist excluding certain disposal group assets from the scope of its impairment measurement provisions, however under U.S. GAAP, our policy is to immediately recognize the impairment loss in excess of the assets that are part of the disposal group and within the scope and measurement provisions of the applicable guidance in U.S. GAAP.
Gain on sale of Card and Retail Services business - The differences in the gain on sale of our Card and Retail Services business between the Group Reporting Basis and U.S. GAAP primarily reflects the differences in loan impairment provisioning between the Group Reporting Basis and U.S. GAAP during the time the loans were held for sale as discussed above. These differences resulted in a higher gain under the Group Reporting Basis at the time of sale.
Litigation expenses - Under U.S. GAAP, litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under the Group Reporting Basis, a present obligation and a probable outflow of economic benefits

HSBC Finance Corporation

must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between the Group Reporting Basis and U.S. GAAP.
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
Loan origination cost deferrals - Loan origination cost deferrals under the Group Reporting Basis are more stringent and generally resulted in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under the Group Reporting Basis as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.
Interest recognition - The calculation of effective interest rates under the Group Reporting Basis requires an estimate of changes in estimated contractual cash flows, including fees and points paid or received between parties to the contract that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized when received.
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under the Group Reporting Basis as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor”). As a result of an amendment to the Group Reporting Basis effective January 1, 2013, interest cost and expected return on plan assets is replaced by a finance cost component comprising the net interest on the net defined benefit liability. This has resulted in an increase in pension expense as the net interest does not reflect the benefit from the expectation of higher returns on the riskier plan assets. In 2012, amounts include a higher pension curtailment benefit under U.S. GAAP as a result of the decision in the third quarter to cease all future contributions under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013.
Other - There are other differences between the Group Reporting Basis and U.S. GAAP including purchase accounting, the value of HSBC shares held for stock plans and other miscellaneous items.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We believe our policies are appropriate and fairly present the financial position and results of operations of HSBC Finance Corporation.
The significant accounting policies used in preparing our financial statements are more fully described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements. Certain critical accounting policies affecting the reported amounts of assets, liabilities, revenues and expenses are complex and involve significant judgments by our management, including the use of estimates and assumptions. As a result, changes in estimates, assumptions or operational policies could significantly affect our financial position and our results of operations. We base our accounting estimates on our experience, observable market data and on various other assumptions that we believe to be appropriate including assumptions based on unobservable inputs. To the extent we use models to assist us in measuring the fair values of particular assets or liabilities, we strive to use models that are consistent with those used by other market participants. Actual results may differ from these estimates due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. The impact of estimates and assumptions on the financial condition or operating performance may be material.
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

HSBC Finance Corporation

reviewed periodically and adjustments are reflected through the provision for credit losses in the period they become known. We believe the accounting estimate relating to the reserve for credit losses is a “critical accounting estimate” for the following reasons:

•	Changes in the provision can materially affect our financial results;

•	Estimates related to this reserve require us to project future cash flow, delinquency and charge-offs, which are highly uncertain; and

•
The reserve for credit losses is influenced by factors outside of our control including customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, unemployment, bankruptcy trends and the effects of laws and regulations.

Because our estimates of the allowance for credit losses involves judgment and is influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable incurred credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence portfolio seasoning, bankruptcy trends, trends in housing markets, delinquency rates and the flow of loans through various stages of delinquency, the realizability of any collateral and actual loss experience. Changes in such estimates could significantly impact our allowance and provision for credit losses.
As an illustration of the effect of changes in estimates related to credit loss reserves, a 10 percent change in our projection of probable net credit losses on receivables would have resulted in a change of approximately $220 million in our credit loss reserves and loss provision as of and for the year ended December 31, 2014.
We estimate probable losses for certain consumer receivables other than troubled debt restructurings using a roll rate migration analysis that estimates the likelihood that a receivable will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent performance experience of other receivables in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to customer account management actions, such as the re-age of accounts and modification arrangements. We also consider the expected loss severity based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months data using the most recently available information. When customer account management policies and practices, or changes thereto, shift loans other than troubled debt restructurings from a “higher” delinquency bucket to a “lower” delinquency bucket, this shift will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts, other than troubled debt restructurings, have a greater propensity to roll to higher delinquency buckets, this propensity will also be captured in the roll rates. We apply the effect of these factors on the roll rates to receivables in all respective delinquency buckets, thus impacting the overall reserve level. In addition to roll rate reserves, we provide loss reserves on consumer receivables that reflect our judgment of portfolio risk factors that may not be fully reflected in the roll rates statistics or historical trends that are not reflective of current inherent losses in the loan portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, the credit performance of modified loans, loan product features such as adjustable rate loans, economic conditions such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors, which can affect consumer payment patterns on outstanding receivables, such as natural disasters. Another portfolio risk factor we consider is the credit performance of certain second lien loans following more delinquent first lien loans which we own or service. Once we determine that such a second lien loan is likely to progress to charge off, the loss severity assumed in establishing our credit loss reserves is close to 100 percent. At December 31, 2014 and 2013, approximately 3 percent and 4 percent, respectively, of our second lien mortgages for which the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent were less than 90 days delinquent and not considered to be a troubled debt restructuring or already recorded at fair value less cost to sell.
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

HSBC Finance Corporation

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
Where available, we use quoted market prices to determine fair value. If quoted market prices are not available, fair value is measured using internally developed valuation models based on inputs that are either directly observable or derived from and corroborated by market data or obtained from reputable third-party vendors. All of our assets and liabilities that are reported at fair value on a recurring basis are measured based on quoted market prices or observable independently-sourced market-based inputs. Where neither quoted market prices nor observable market parameters are available, fair value is determined using valuation models that feature one or more significant unobservable inputs based on management's expectation of the inputs that market participants would use in determining the fair value of the asset or liability. However, these unobservable inputs must incorporate market participants' assumptions about risks in the asset or liability and the risk premium required by market participants in order to bear the risks. The determination of appropriate unobservable inputs requires exercise of management judgment.
We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs into a fair value measurement may result in a reclassification between hierarchy levels. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value, see “Fair Value” under Item 7, MD&A.
Significant assets and liabilities recorded at fair value include the following:
Derivative financial assets and liabilities - We regularly use derivative instruments as part of our risk management strategy to protect future cash flows and, prior to terminating our outstanding fair value hedge positions in the first quarter of 2013, the value of certain liabilities against adverse interest rate and foreign exchange rate movements. All derivatives are recognized on the balance sheet at fair value. Related collateral that has been received or paid is netted against fair value for financial reporting purposes in those circumstances in which a master netting arrangement with the counterparty exists that provides for the net settlement of all contracts through a single payment in a single currency in the event of default or termination of any one contract. We believe that the valuation of derivative instruments is a critical accounting estimate because these instruments are valued using discounted cash flow modeling techniques in lieu of observable market value quotes for identical or similar assets or liabilities in active and inactive markets. These modeling techniques require the use of estimates regarding the amount and timing of future cash flows and use independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates, when available.
We may adjust certain fair value estimates determined using valuation models to ensure that those estimates appropriately represent fair value. These adjustments, which are applied consistently over time, reflect factors such as the limitation of the valuation model (model risk), the liquidity of the product (liquidity risk) and the assumptions about inputs not obtainable through price discovery process (data uncertainty risk). Because of the interrelated nature, we do not separately make an explicit adjustment to the fair value for each of these risks. Instead, we apply a range of assumptions to the valuation input that we believe implicitly incorporates adjustments for liquidity, model and data uncertainty risks. We also adjust fair value estimates determined using valuation models for counterparty credit risk and our own non-performance risk.
We utilize HSBC Bank USA to determine the fair value of substantially all of our derivatives using these modeling techniques. Significant changes in the fair value can result in equity and earnings volatility as follows:

•
Prior to the termination of our outstanding positions in the first quarter of 2013, changes in the fair value of a derivative that had been designated and qualified as a fair value hedge, along with the changes in the fair value of the hedged liability (including losses or gains on firm commitments), were recorded in earnings.

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
We test effectiveness for all derivatives designated as hedges under the “long haul” method both at inception of the hedge and on a quarterly basis, to ascertain whether the derivative used in a hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. This assessment is conducted using

HSBC Finance Corporation

statistical regression analysis. If we determine that a derivative is not expected to be a highly effective hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made. We also believe the assessment of the effectiveness of the derivatives used in hedging transactions is a critical accounting estimate due to the use of statistical regression analysis in making this determination. Inputs to statistical regression analysis require the use of estimates regarding the amount and timing of future cash flows which are susceptible to significant changes in future periods based on changes in market rates as well as the selection of a convention for the treatment of credit spreads in the analysis. Statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur. The statistical regression analysis for our derivative instruments is performed primarily by HSBC Bank USA.
The outcome of the statistical regression analysis can result in earnings volatility as the mark-to-market on derivatives that do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in earnings. For example, a 10 percent adverse change in the value of our derivatives that do not qualify as effective hedges would have reduced derivative related income by approximately $70 million for the year ended December 31, 2014.
For more information about our policies regarding the use of derivative instruments, see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” and Note 11, “Derivative Financial Instruments,” in the accompanying consolidated financial statements.
Receivables held for sale - Receivables held for sale are carried at the lower of amortized cost or fair value. The estimated fair value of our receivables held for sale is determined by developing an approximate range of value from a mix of various sources appropriate for the respective pools of assets aggregated by similar risk characteristics. These sources include recently observed over-the-counter transactions where available and fair value estimates obtained from an HSBC affiliate and a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions we believe are consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades. In all reporting periods prior to December 31, 2013, the valuation for receivables held for sale was based on individual loan level pricing for the pool of loans. At December 31, 2013, due to the significant sales that occurred during the fourth quarter of 2013, our advisors recommended we begin to consider valuation of the loans based on aggregated pools of loans to be sold by similar risk characteristics. The valuation of the receivables held for sale could be impacted in future periods if there are changes in how we expect to execute the loan sales.
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
Changes in inputs, in particular in the rate of return that investors would require to purchase assets with the same characteristics and of the same credit quality, could significantly change the carrying amount of the receivables held for sale and related fair value adjustment recognized in the consolidated statement of income (loss). For example, a one percent decline in collateral values coupled with a one percent increase in the rate of return for receivables held for sale would have resulted in an estimated decrease of the carrying amount of receivables held for sale of approximately $30 million at December 31, 2014. See Note 20, "Fair Value Measurements," in the accompanying consolidated financial statements for additional discussion including the valuation inputs used in valuing receivables held for sale as of December 31, 2014.
Long-term debt carried at fair value - We have elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. Valuation estimates obtained from third parties involve inputs other than quoted prices to value both the interest rate component and the credit component of the debt. In many cases, management can obtain quoted prices for identical or similar liabilities but the markets may not be active, the prices may not be current, or such price quotations may differ substantially either over time or among market makers. Changes in such estimates, and in particular the credit component of the valuation, can be volatile from period to period and may impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 1 percent (100 basis point) decrease in interest rates across all terms would have increased our reported mark-to-market by approximately $110 million for the year ended December 31, 2014.

HSBC Finance Corporation

Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2,444 million and $2,580 million as of December 31, 2014 and 2013, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback available. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or shareholders' equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
We are included in HSBC North America's consolidated U.S. Federal income tax return and in various combined state tax returns. We have entered into a tax allocation agreement with HSBC North America and its subsidiary entities ("HNAH Group") included in the consolidated return which governs the current amount of taxes to be paid or received by the various entities and, therefore, we look at HSBC North America and its affiliates, together with the tax planning strategies identified, in reaching conclusions on recoverability. Based on our forecasts of future taxable income, we currently anticipate that our continuing operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, market conditions have created losses in the HNAH Group in recent periods and volatility in our pre-tax book income. As a consequence, our current analysis of the recoverability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support.
Absent capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, may be required to record a valuation allowance against some or all of the remaining deferred tax assets.
We expect financial performance for the HNAH Group will continue to improve, and therefore, it is anticipated that reliance may be placed solely on projected future taxable income from continuing operations in management's evaluation of the recognition of the deferred tax assets in future periods as the sustainability of the improving financial performance is demonstrated. The reliance on future taxable income from continuing operations within our evaluation of the recognition of deferred tax assets may result in the reversal of valuation allowances against certain state deferred tax assets.
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
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 can be found in Note 12, “Income Taxes,” in the accompanying consolidated financial statements.
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

HSBC Finance Corporation

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

Receivables Review

The following table summarizes receivables and receivables held for sale at December 31, 2014 and decreases over prior periods:

		Decreases From
		December 31, 2013		December 31, 2012
	December 31, 2014	$	%	$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$20,153	$(3,415)	(14.5)%	$(9,148)	(31.2)%
Second lien	2,517	(499)	(16.5)	(1,121)	(30.8)
Total real estate secured receivables held for investment(1)(2)	$22,670	$(3,914)	(14.7)%	$(10,269)	(31.2)%

Receivables held for sale:
First lien real estate secured	$860	$(1,187)	(58.0)%	$(2,162)	(71.5)%
Personal non-credit card	—	—	—	(3,181)	(100.0)
Total receivables held for sale(3)	$860	$(1,187)	(58.0)%	$(5,343)	(86.1)%

(1)
At December 31, 2014, December 31, 2013 and December 31, 2012 real estate secured receivables held for investment includes $693 million, $879 million and $2,109 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)
As discussed below, as a result of the transfer of certain real estate secured receivables to held for sale during 2014, 2013 and 2012 the trend for changes in receivable balances between December 31, 2014, December 31, 2013 and December 31, 2012 reflects more than the change in the underlying receivables.

(3)
See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured receivables held for sale balances between periods.

Real estate secured receivables held for investment  The decreases since December 31, 2013 and December 31, 2012 reflect the continued liquidation of the real estate secured receivable portfolio which will continue going forward as well as the transfer of real estate secured receivables to held for sale with a carrying value prior to transfer of approximately $1,080 million during 2014 and $2,506 million during 2013. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which adversely impacts our provision for credit losses. The following table presents LTV ratios for our real estate secured receivable portfolio held for investment as of December 31, 2014 and December 31, 2013. The improvement in LTV ratios since December 31, 2013 reflects improvements in home prices and credit quality.

HSBC Finance Corporation

	LTV Ratios (1)(2)(3)
	December 31, 2014		December 31, 2013
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	52%	20%	41%	15%
80% ≤ LTV < 90%	19	15	18	12
90% ≤ LTV < 100%	15	19	17	17
LTV ≥ 100%	14	46	24	56
Average LTV for portfolio	78	97	84	103
Average LTV for LTV>100%	111	115	114	120

(1)
LTV ratios for first liens are calculated using the receivable balance, excluding any accrued interest income, as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies). LTV ratios for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property's appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency's house pricing index (“HPI”) at either a Core Based Statistical Area or state level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may significantly differ from the estimated values used for purposes of this disclosure.

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPI's available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the December 31, 2014 and December 31, 2013 information in the table above reflects current estimated property values using HPIs as of September 30, 2014 and September 30, 2013, respectively.

(3)	Excludes the purchased receivable portfolios which totaled $618 million and $831 million at December 31, 2014 and December 31, 2013, respectively.
Receivables held for sale  Receivables held for sale totaled $860 million at December 31, 2014 compared with $2,047 million at December 31, 2013 and $6,203 million at December 31, 2012. The decrease as compared with December 31, 2013 reflects the sale of pools of real estate secured receivables during 2014 as previously discussed as well as short sales of receivables held for sale and the transfer of receivables held for sale to REO. As compared with December 31, 2012, the decrease also reflects the sale of our personal non-credit card receivable portfolio on April 1, 2013. The decrease as compared with both December 31, 2013 and 2012 was partially offset by the transfer of additional real estate secured receivables during 2014 and 2013 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies into receivables held for sale. The receivables transferred to held for sale had a fair value of approximately $909 million at the time of transfer during 2014 and approximately $2,130 million during 2013 as discussed above. The decrease as compared with both December 31, 2013 and 2012 was also partially offset by an increase in the fair value of the real estate receivables held for sale during 2014 and 2013, although we were limited in the amount of increase in the fair value of real estate secured receivables held for sale that could be recognized during 2014 as these receivables are carried at the lower of amortized cost or fair value. See Note 7, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

HSBC Finance Corporation

Real Estate Owned

The following table provides full year and quarterly information regarding our REO properties:

		Quarter Ended
	Full Year 2014	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Full Year 2013	Full Year 2012
	(dollars are in millions)
Carrying value of REO properties held at end of period	$159	$159	$146	$180	$238	$323	$227
Number of REO properties at end of period	2,021	2,021	1,783	2,226	2,912	4,149	2,914
Number of properties added to REO inventory in the period	3,538	602	783	1,028	1,125	9,524	6,697
Average loss (gain) on sale of REO properties(1)	(1.5)%	(.6)%	(2.5)%	(2.0)%	(.6)%	.8%	6.3%
Average total loss on foreclosed properties(2)	50.0%	48.9%	48.6%	49.0%	51.5%	51.5%	54.4%
Average time to sell REO properties (in days)	189	189	176	166	156	154	172

(1)
Property acquired through foreclosure is initially recognized at the lower of amortized cost or fair value of the collateral less estimated costs to sell (“Initial REO Carrying Amount”). The average loss (gain) on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Amount divided by the unpaid principal balance prior to write-down (excluding any accrued interest income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to our taking title to the property and does not include holding costs on REO properties. This ratio represents the portion of our total loss (gain) on foreclosed properties that occurred after we took title to the property.

(2)
The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the receivable up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid principal balance prior to write-down (excluding any accrued interest income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to the date we took title to the property and does not include holding costs on REO properties.

As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. As of December 31, 2014, we have resumed processing suspended foreclosure actions in all states and have substantially resolved the backlog of loans from the foreclosure suspension either by referring the loan to foreclosure or through other actions, such as a short sale, sold through our receivable sale program or returning the loan to current status. We have also begun initiating new foreclosure activities in all states. The number of REO properties held at December 31, 2014 declined as compared with December 31, 2013 as we sold more REO properties during 2014 than were added to inventory. The number of properties added to REO inventory during 2014 decreased as compared with 2013 as many of the properties in the process of foreclosure were sold prior to our taking title as a result of our receivable sale program. Additionally, the number of properties added to REO inventory was higher during 2013 as a result of the referral to foreclosure of a significant portion of the backlog of loans from the foreclosure suspension discussed above. Our loan sale program and to a lesser extent, the continued impact of the extended foreclosure timelines will continue to impact the number of REO properties added to inventory during 2015.
The average gain on sale of REO properties and the average total loss on foreclosed properties for full year 2014 improved as compared with full year 2013 due to improvements in home prices.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  In the following table which summarizes net interest income, interest expense includes $30 million during 2012 that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations. During 2014 and 2013, there was no interest expense allocated to our discontinued operations.

HSBC Finance Corporation

Year Ended December 31,	2014	%(1)	2013	%(1)	2012	%(1)
	(dollars are in millions)
Interest income	$1,926	5.94%	$2,438	6.09%	$3,423	7.14%
Interest expense	1,058	3.26	1,370	3.42	1,807	3.77
Net interest income	$868	2.68%	$1,068	2.67%	$1,616	3.37%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during 2014 due to the following:

•
Average receivable levels decreased as a result of real estate secured receivable liquidation, including real estate secured receivable sales subsequent to December 31, 2013, and as a result of the sale of our portfolio of personal non-credit card receivables on April 1, 2013.

•
Overall receivable yields increased during 2014 due to higher yields in our real estate secured receivable portfolio due to lower levels of nonaccrual receivables. The higher overall receivable yields were partially offset by a significant shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as a result of the sale of our higher yielding personal non-credit card receivable portfolio on April 1, 2013 and continued run-off in our second lien real estate secured receivables portfolio. While we experienced higher overall receivable yields during 2014, the overall yield on total interest earning assets declined as a result of a shift in the mix of total interest earning assets to a higher percentage of short-term investments which have significantly lower yields than our receivable portfolio as a result of the sale of our personal non-credit card receivable portfolio as discussed above.

•	Interest expense decreased resulting largely from lower average rates and borrowings.
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
Net interest margin was 2.68 percent in 2014, 2.67 percent in 2013 and 3.37 percent in 2012. Net interest margin was essentially flat during 2014 as the impact of lower cost of funds as a percentage of average interest earning assets and higher overall receivable yields was largely offset by the impact of a shift in the mix of total interest earning assets to a higher percentage of short-term investments as discussed above. The decrease in net interest margin during 2013 was driven by the lower overall receivable yields largely due to the sale of our higher yielding personal non-credit card receivable portfolio, partially offset by a lower cost of funds as a percentage of average interest earning assets.

HSBC Finance Corporation

The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

	2014		2013
	(dollars are in millions)
Net interest income/net interest margin from prior year	$1,068	2.67%	$1,616	3.37%
Impact to net interest income resulting from:
Lower asset levels	(570)		(687)
Receivable yields	67		(285)
Cost of funds (rate and volume)	311		438
Other	(8)		(14)
Net interest income/net interest margin for current year	$868	2.68%	$1,068	2.67%
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
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

Year Ended December 31,	2014	2013	2012
	(in millions)
Real estate secured	$(347)	$29	$2,209
Personal non-credit card	(18)	(50)	15
Total provision for credit losses	$(365)	$(21)	$2,224
The following discusses our provision for credit losses by product for 2014 as compared with 2013:

•
The provision for credit losses for real estate secured receivables for 2014 reflects the impact of lower loss estimates due to lower receivable levels and improved credit quality, including lower dollars of delinquency on accounts less than 180 days contractually delinquent as compared with the prior year. The provision for credit losses for real estate secured receivables for 2014 also reflects lower new troubled debt restructure loan ("TDR Loan") volumes and lower reserve requirements on TDR Loans resulting from improvements in loss and severity estimates based on recent trends in the portfolio. The provision for credit losses for real estate secured receivables transferred to held for sale in 2014 was lower than the provision for credit losses for real estate secured receivables transferred to held for sale during 2013.

•
The provision for credit losses for personal non-credit card receivables for 2014 reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not previously sold. Additionally, 2013 includes cash proceeds received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables as discussed more fully below.

The total provision for credit losses for 2014 also reflects the sale of recovery rights in May 2014 for receivables with outstanding balances of $3.3 billion which had previously been fully charged-off. The cash proceeds from this transaction of $57 million were recorded as a recovery of charged-off receivables during the second quarter of 2014.
Net charge-offs totaled $693 million during 2014 compared with $1,321 million during 2013. The decrease in net charge-offs reflects lower receivable levels, lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices since December 31, 2013 as well as the impact of the sale of the recovery rights discussed above. The decrease also reflects lower charge-offs at the time of transfer on receivables transferred to held for sale during 2014. See “Credit Quality” for further discussion of our net charge-offs.
Credit loss reserves at December 31, 2014 decreased as compared with December 31, 2013 as the provision for credit losses was lower than net charge-offs by $1,058 million during 2014. The decrease reflects lower reserve requirements on TDR Loans, lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at December 31, 2014 due to lower levels of TDR Loans as well as the impact of continuing improvements in loss and severity estimates based on recent trends in the portfolio. The decrease also reflects the transfer to held for sale of additional real estate secured receivables during 2014 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with

HSBC Finance Corporation

these receivables prior to their transfer to held for sale totaled $58 million during 2014 and were recognized as an additional charge-off at the time of the transfer to held for sale.
During 2014 we experienced improvements in delinquency on accounts less than 180 days contractually delinquent and improvements in charge-off levels as a result of the improvements in the U.S. economy and the continuing recovery in the housing market. While we anticipate the trend for improvements in delinquency and charge-off levels may continue into 2015 at a slower pace, our performance in 2015 is largely dependent upon macro-economic conditions which include, among other things, housing market conditions, unemployment levels and continued economic recovery, all of which are outside of our control. Accordingly, our results for the year ended December 31, 2014 or any prior periods should not be considered indicative of the results for any future periods.
Our provision for credit losses decreased significantly during 2013 as compared with 2012 as discussed below:

•
The provision for credit losses for real estate secured receivables significantly improved reflecting the impact of lower loss estimates due to lower receivable levels, lower dollars of delinquency on accounts less than 180 days contractually delinquent as compared with the prior year and improved credit quality during 2013. The improvement also reflects, in part, the transfer of certain real estate secured receivables to held for sale during 2013 as well as during the second quarter of 2012. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The improvement in the provision for credit losses for 2013 also reflects lower new TDR Loan volumes and lower reserve requirements on TDR Loans resulting from improvements in loss and severity estimates based on recent trends in the portfolio.

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
See "Critical Accounting Policies," "Credit Quality" and "Analysis of Credit Loss Reserves Activity" for additional information regarding our loss reserves. See Note 6, "Credit Loss Reserves," in the accompanying consolidated financial statements for additional analysis of loss reserves.

HSBC Finance Corporation

Other Revenues  The following table summarizes the components of other revenues:

Year Ended December 31,	2014	2013	2012
	(dollars are in millions)
Derivative related income (expense)	$(303)	$145	$(207)
Gain (loss) on debt designated at fair value and related derivatives	208	228	(449)
Servicing and other fees from HSBC affiliates	28	26	35
Lower of amortized cost or fair value adjustment on receivables held for sale	201	536	(1,529)
Other income (loss)	92	(54)	31
Total other revenues	$226	$881	$(2,119)
Derivative related income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles, ineffectiveness on derivatives which are qualifying hedges and, for 2013, a derivative loss recognized on the termination of hedges on certain debt as discussed more fully below. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related income (expense) for the years ended December 31, 2014, 2013 and 2012:

Year Ended December 31,	2014	2013	2012
	(in millions)
Net realized losses	$(105)	$(105)	$(170)
Mark-to-market on derivatives which do not qualify as effective hedges	(212)	420	(57)
Hedge accounting ineffectiveness	14	29	20
Derivative loss recognized on termination of hedges	—	(199)	—
Total	$(303)	$145	$(207)
Derivative related income (expense) declined during 2014 as compared with 2013. As discussed in prior filings, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At December 31, 2014, we had $3.1 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. Our non-qualifying hedges at December 31, 2014 are primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 9.4 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they economically lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets when considered in conjunction with variable rate borrowings. Falling long-term interest rates during 2014 had a negative impact on the mark-to-market for this portfolio of swaps during 2014. Ineffectiveness during 2014 was primarily related to our cross currency cash flow hedges that are approaching maturity.
Derivative related income (expense) improved during 2013 as compared with 2012. At December 31, 2013, we had $3.1 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by PVBP. These non-qualifying hedges were primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 10.4 years. Rising long-term interest rates during 2013 had a positive impact on the mark-to-market for this portfolio of swaps during 2013. Net realized gains (losses) improved during 2013 due to lower interest settlements as we held fewer hedge positions during 2013. Ineffectiveness during 2013 was primarily related to our cross currency cash flow hedges that are approaching maturity. These improvements in derivative related income (expense) due to rising long-term interest rates and lower interest settlements were partially offset by a derivative loss of $199 million recognized on the termination of hedges on certain debt as discussed more fully below.
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

HSBC Finance Corporation

including long term funding considerations, in the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to income of $199 million of unrealized losses previously accumulated in other comprehensive income during 2013.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for 2014 or any prior periods should not be considered indicative of the results for any future periods.
Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option ("FVO") as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Gain on debt designated at fair value and related derivatives decreased during 2014 as compared with 2013 due to the impact of changes in market movements on certain debt and related derivatives that mature in the near term, partially offset by the impact of a minimal widening of our credit spreads during 2014 as compared with a tightening of our credit spreads in 2013. Gain on debt designated at fair value and related derivative was higher during 2013 as compared with 2012. While our credit spreads tightened during both 2013 and 2012, the tightening was more pronounced during 2012 resulting in a significantly larger loss during 2012. See Note 10, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain (loss) on debt designated at fair value and related derivatives.
Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for 2014 should not be considered indicative of the results for any future periods.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates during 2014 were essentially flat as higher rental income from HTSU resulting from an increase in occupancy during 2014 was offset by lower servicing revenue reflecting lower levels of real estate secured receivables being serviced. Servicing and other fees from HSBC affiliates decreased during 2013 due to lower servicing revenue reflecting lower levels of real estate secured receivables being serviced as well as a decrease in services provided for HSBC affiliates.
Lower of amortized cost or fair value adjustment on receivables held for sale during 2014, 2013 and 2012 is summarized in the following table:

	2014	2013	2012
	(in millions)
Income (expense)
Initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the period	$(113)	$(212)	$(1,547)
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	314	748	18
Lower of amortized cost or fair value adjustment	$201	$536	$(1,529)
During the second quarter of 2013 we transferred to held for sale all first lien real estate secured receivables held for investment meeting pre-determined criteria which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy as of June 30, 2013 and we adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria was written down to the lower of amortized cost or fair value of the collateral less cost to sell. As a result of these decisions, we transferred real estate secured receivables to held for sale with a carrying value prior to transfer of $1,080 million during 2014 and $2,506 million during 2013 and we recorded a lower initial lower of amortized cost or fair value adjustment on real estate secured receivables transferred to held for sale during 2014 as compared with 2013. During 2012, we transferred a pool of real estate secured receivables as well as our entire portfolio of personal non-credit card receivables to held for sale which resulted in the large initial lower of amortized cost or fair value adjustment for 2012.
While both 2014 and 2013 were positively impacted by an increase in the fair value of the real estate secured receivables held for sale, the impact was more significant during 2013 as improvements in the conditions in the housing industry were more pronounced in 2013. Additionally, the amounts for 2014 also reflect limitations in the amount of increase in the fair value of real estate secured receivables held for sale that could be recognized as these receivables are carried at the lower of amortized cost or fair value.
See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.

HSBC Finance Corporation

Other income (loss) was income of $92 million during 2014, a loss of $54 million during 2013 and income of $31 million during 2012. The increase in other income in 2014 as compared with 2013 reflects a lower provision for estimated repurchase liabilities as discussed more fully below, gains on sales of real estate secured receivables during 2014 as compared to losses on sales during 2013, partially offset by lower servicing fee revenue as the prior year included servicing fee revenue for the period of time that we serviced the personal non-credit card receivable portfolio prior to the conversion of the receivables to the purchaser's systems. The decrease in other income in 2013 as compared with 2012 reflects losses on sales of real estate secured receivables, a higher provision for estimated repurchase liabilities and lower credit insurance commissions, partially offset by higher servicing fee revenue for the personal non-credit card receivable portfolio as discussed above.
Our reserve for potential repurchase liability represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all of our receivable sales. Our repurchase liability exposure at December 31, 2014 of $86 million primarily relates to receivables sold by Decision One in previous years and also includes recent receivable sales. Because the level of receivable repurchase losses are dependent upon investor strategies for bringing claims or pursuing legal action for losses incurred, the level of the liability for receivables repurchase losses requires significant judgment. The following table summarizes the changes in our reserve for potential repurchase liability related to all of our receivable sales:

Year Ended December 31,	2014	2013	2012
	(in millions)
Balance at beginning of period	$116	$36	$18
Increase (decrease) in liability recorded through earnings	(1)	79	18
Realized losses	(29)	1	—
Balance at end of period	$86	$116	$36
As we have limited information of the losses incurred by investors, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and approximately $60 million at December 31, 2014 related to claims that have been filed.
Operating Expenses  Compliance costs are reflected in our operating expenses and totaled $38 million during 2014 compared with $75 million during 2013 and $224 million during 2012 primarily within other servicing and administrative expenses. Our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review has positively impacted our compliance cost trends during 2014 and 2013. We anticipate compliance costs will continue to decline over time as we continue to run-off the real estate secured receivable portfolio.
The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which have not necessarily declined in line with the run-off of our receivable portfolio, which will continue in future periods.

Year Ended December 31,	2014	2013	2012
	(in millions)
Salaries and employee benefits	$197	$229	$183
Occupancy and equipment expenses, net	36	36	44
Real estate owned expenses	19	74	90
Other servicing and administrative expenses	165	312	487
Support services from HSBC affiliates	271	281	310
Total operating expenses	$688	$932	$1,114
Salaries and employee benefits decreased during 2014 due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease in 2014 also reflects the impact of the conversion of the personal non-credit card receivables to the purchaser's system on September 1, 2013 which also resulted in the transfer of over 200 employees to the purchaser as discussed more fully in Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements. These decreases were partially offset by increased staffing associated with the transfer of additional employees to HSBC Finance Corporation who had previously been centralized in North America and whose salary and employee benefits were previously allocated to us but primarily support the activities of HSBC Finance Corporation. Beginning on January 1, 2014, the salary and employee benefits related to these additional employees are now reported within HSBC Finance Corporation.
Salary and employee benefits increased during 2013 reflecting increased staffing associated with the transfer of certain employees to HSBC Finance Corporation who had previously been centralized in North America and whose salary and employee benefits were previously allocated to us but support the activities of HSBC Finance Corporation. Beginning on January 1, 2013, the salary

HSBC Finance Corporation

and employee benefits related to these employees are now reported within HSBC Finance Corporation. The increase in 2013 also reflects higher staff levels since the second quarter of 2012 related to processing foreclosures as well as compliance matters, partially offset by the conversion of the personal non-credit card receivables to the Purchaser's system on September 1, 2013 as discussed above.
Occupancy and equipment expenses, net were flat during 2014 but decreased in 2013 reflecting the continuing reduced scope of our business operations.
Real estate owned expenses were lower during 2014 due to lower estimated losses on REO property as a result of improvements in home prices in 2014 and lower holding costs on REO properties due to fewer average numbers of REO properties held during 2014. REO expenses decreased during 2013 reflecting lower estimated losses on REO property as a result of improvements in home prices, partially offset by higher holding costs for REO properties due to a higher average number of REO properties held during 2013.
Other servicing and administrative expenses during 2014 and 2013 includes a reduction in an accrual related to regulatory mortgage servicing matters of $60 million and $14 million, respectively, as discussed more fully in Note 22, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements. Excluding this item from these periods, other servicing and administrative expenses remained lower during 2014 reflecting a continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease also reflects lower fees for consulting services which includes the impact of our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review.
Other servicing and administrative expenses in 2013 and 2012 included a reduction of $14 million and an increase of $85 million, respectively, related to regulatory mortgage servicing matters as discussed more fully in Note 22, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements. Excluding this item from both periods, other servicing and administrative expenses in 2013 remained lower reflecting lower fees for consulting services related to various cost initiatives and foreclosure remediation efforts associated with the requirements of the Federal Reserve Servicing Consent Order, including the cessation of the Independent Foreclosure Review, partially offset by higher expenses for lender-placed hazard insurance. The decrease in 2013 also reflects continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Support services from HSBC affiliates decreased during 2014 as compared with 2013 driven by lower technology costs from HSBC affiliates. Support services from HSBC affiliates also decreased in 2014 due to the impact of additional employees who had previously been centralized in North America and billed to HSBC Finance Corporation now being reported within salaries and employee benefits of HSBC Finance Corporation effective January 1, 2014 as discussed above. The decrease during 2014 was partially offset by fees paid to HSBC North America for guaranteeing a surety bond as well as an increase of $6 million in the severance accrual related to employees centralized in North America.
Support services from HSBC affiliates decreased during 2013 as compared with 2012 reflecting lower technology and compliance support costs as well as the impact of certain employees who had previously been centralized in North America and billed to HSBC Finance Corporation now being reported within salaries and employee benefits of HSBC Finance Corporation effective January 1, 2013 as discussed above.
Efficiency Ratio from continuing operations was 62.9 percent during 2014 compared with 47.8 percent in 2013 and (235.5) percent in 2012. Our efficiency ratio deteriorated during 2014 as a result of lower other revenues as 2013 benefited from a larger improvement in the fair value of real estate secured receivables held for sale as well as lower net interest income, partially offset by lower operating expenses. Our efficiency ratio improved during 2013 as a result of significantly higher other revenues driven by the increase in the fair value of real estate secured receivables discussed above and, to a lesser extent, improvements in derivative related income (expense) as well as lower operating expenses, partially offset by lower net interest income.
Income taxes Our effective tax rate was 29.1 percent in 2014 compared with 31.3 percent in 2013 and (36.9) percent in 2012. For a complete analysis of the differences between effective tax rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate, see Note 12, "Income Taxes," in the accompanying consolidated financial statements.

Segment Results – Group Reporting Basis

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. While these businesses are operating in run-off, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees. Our segment results are reported on a continuing operations basis. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our 2013 Form 10-K with the exception that our segment reporting is described to be under

HSBC Finance Corporation

the Group Reporting Basis. Prior to the fourth quarter of 2014, we had described segment reporting to be under IFRS. Our segment results in all periods are presented in accordance with the Group Reporting Basis.
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which applies IFRS, and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are primarily made on this basis. However, we continue to monitor liquidity, capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 18, "Business Segments," in the accompanying consolidated financial statements and under the caption, "Basis of Reporting" in the MD&A section of this Form 10-K.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2015, we will evaluate any impact such changes may have on our segment reporting.
Consumer Segment  The following table summarizes the Group Reporting Basis results for our Consumer segment for 2014, 2013 and 2012.

Year Ended December 31,	2014	2013	2012
	(dollars are in millions)
Net interest income	$1,376	$2,031	$2,540
Other operating income (loss)	(65)	(413)	(960)
Total operating income	1,311	1,618	1,580
Loan impairment charges	33	711	2,556
Net interest income and other operating income after loan impairment charges	1,278	907	(976)
Operating expenses	700	857	1,014
Income (loss) before income tax	$578	$50	$(1,990)
Net interest margin	4.30%	5.02%	5.23%
Efficiency ratio	53.4	53.0	64.2
Return (after-tax) on average assets ("ROA")	1.2	.2	(2.4)

Balances at end of period:
Customer loans	$23,554	$29,262	$37,556
Loans held for sale(1)	163	—	4,089
Assets	32,966	39,503	47,820

(1)
Loans held for sale at December 31, 2014 consist of first lien real estate secured loans. Loans held for sale at December 31, 2012 consists of our entire personal non-credit card loan portfolio which was sold on April 1, 2013.

2014 Events

•
During 2014, we sold multiple pools of real estate secured loans with an aggregate unpaid principal balance of $2,927 million (aggregate carrying value of $2,164 million) at the time of sale to third-party investors for aggregate cash consideration of $2,242 million which resulted in a gain of $198 million during 2014, net of transaction costs.

•
During the second quarter of 2014, we sold the recovery rights to loans with outstanding balances of $3.3 billion which had previously been fully charged-off. As a result of this transaction, we recorded a loss of $8 million during the second quarter of 2014.

•
As discussed previously, we have identified a pool of real estate secured loans we intend to sell, although only a portion of this pool of real estate secured loans currently qualifies for classification as held for sale under the Group Reporting Basis at December 31, 2014. Assuming we had completed the sale of the entire pool of real estate secured loans held for sale under U.S. GAAP on December 31, 2014, based on market values at that time, we would have recorded a gain of approximately $40 million before consideration of transaction costs.

HSBC Finance Corporation

2014 income before tax compared with 2013 Our Consumer segment reported higher income before income tax during 2014 as compared with 2013. The improvement reflects lower loan impairment charges, improvements in other operating income (loss) and lower operating expenses, partially offset by lower net interest income.
Loan impairment charges decreased during 2014 reflecting lower levels of new impaired real estate secured loans and lower loan balances outstanding as a result of continued liquidation of the portfolio including loan sales as well as lower loss estimates due to lower delinquency and loss severity levels as compared with 2013, partially offset by lower market value adjustments on loan collateral. Additionally, the decrease reflects the impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral which resulted in a lower provision for credit losses during 2014 due to improvements in the timing of estimated cash flows to be received. The decrease also reflects an incremental loan impairment charge of $110 million recorded during the second quarter of 2013 resulting from a review of the period of time after a loss event that a loan remains current before delinquency is observed as discussed more fully below.
Loan impairment charges were $795 million lower than net charge-offs during 2014 compared with loan impairment charges that were lower than net charge-offs by $366 million during 2013. Loan impairment allowances decreased to $1,644 million at December 31, 2014 compared with $2,960 million at December 31, 2013 as a result of lower levels of new impaired loans due to lower loan levels and improved economic conditions, improvements in loss severity, lower delinquency levels and transfers of real estate secured loans to held for sale. The decrease also reflects the impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral which resulted in lower reserve requirements at December 31, 2014 due to improvements in the timing of estimated cash flows to be received. During 2014, real estate secured loans transferred to held for sale had loan impairment allowances totaling $380 million at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale.
Net interest income decreased during 2014 due to the following:

•
Average loan levels decreased as a result of real estate secured loan liquidation, including real estate secured loan sales subsequent to December 31, 2013, and as a result of the sale of our portfolio of personal non-credit card loans on April 1, 2013.

•
Overall loan yields decreased during 2014 due to a lower impact from discounting of deferred interest for non-impaired loans during 2014, partially offset by the impact of improved credit quality for real estate secured loans. Overall loan yields also decreased as a result of the sale of our higher yielding personal non-credit card loan portfolio which resulted in a significant shift in mix to higher levels of lower yielding first lien real estate secured loans. In addition to experiencing lower overall loan yields during 2014, the overall yield on total interest earning assets declined as a result of a shift in the mix of total interest earning assets to a higher percentage of short-term investments which have significantly lower yields than our loan portfolio as a result of the sale of our personal non-credit card loan portfolio as previously discussed.

•	Interest expense decreased during 2014 reflecting lower average borrowings and a lower cost of funds.
Net interest margin decreased during 2014 reflecting the lower overall loan yields discussed above, partially offset by a modestly lower cost of funds as a percentage of average interest earning assets.
Other operating income improved during 2014 as compared with 2013. The following table summarizes significant components of other operating income for the periods presented:

Year Ended December 31,	2014	2013
	(in millions)
Trading income (loss)(1)	$(301)	$76
Loss from debt designated at fair value	(43)	(107)
Gain (loss) on sale of real estate secured receivables	198	(153)
Loss on sale of recovery rights	(8)	—
Loss on sale of personal non-credit card loan portfolio	—	(271)
(Increase) decrease in repurchase reserve liability	1	(79)
Other	88	121
Total other operating income	$(65)	$(413)

HSBC Finance Corporation

(1)
Trading income (loss) primarily reflects activity on our portfolio of non-qualifying hedges and, for 2013, a derivative loss on the termination of a hedge relationship as well as provisions for mortgage loan repurchase obligations.

Total other operating income improved during 2014 as discussed below:

•
Trading income (loss) declined as a result of the impact of falling long-term interest rates on our non-qualifying hedge portfolio during 2014 as compared with rising rates during 2013, partially offset by the impact during 2013 of a $199 million derivative loss recognized on the termination of interest rate swaps associated with a hedge relationship.

•	Loss from debt designated at fair value improved during 2014 primarily as a result of a minimal widening of our credit spreads during 2014 as compared with a tightening of our credit spreads in 2013.

•
Gain (loss) on sale of real estate secured receivables improved during 2014 reflecting the conditions in the housing industry which have continued to show improvement in 2014. These improvements reflect improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.

•	Loss on sale of personal non-credit card loan portfolio reflects the sale of this portfolio during the second quarter of 2013.

•
(Increase) decrease in repurchase reserve liability reflects our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all our receivable sales. The liability, which primarily relates to loans sold by Decision One in previous years and also includes recent loan sales, varies between years.

•	Other operating income decreased in 2014 primarily due to lower estimated losses on REO property as a result of improvements in home prices in 2014.
Operating expenses were lower during 2014 reflecting the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs as well as lower REO expenses due to a lower average number of REO properties held during the year. The decrease also reflects lower fees for consulting services as a result of our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review.
The efficiency ratio was essentially flat in 2014 as total operating income as discussed above decreased at largely the same pace as the decrease in operating expenses.
ROA for 2014 improved reflecting higher income during 2014 primarily driven by lower loan impairment charges, higher other operating income and lower operating expenses and the impact of lower average assets.
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
Loan impairment charges improved significantly during 2013. In the second quarter of 2013, we updated our review under the Group Reporting Basis to reflect the period of time after a loss event that a loan remains current before delinquency is observed which resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months. This resulted in an incremental loan impairment charge of $110 million under the Group Reporting Basis during the second quarter of 2013. Excluding the impact of this incremental loan impairment charge in 2013, loan impairment charges remained significantly lower during 2013 as discussed below:

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

Loan impairment charges were $366 million lower than net charge-offs during 2013 compared with loan impairment charges lower than net charge-offs of $320 million during 2012. Loan impairment allowances decreased to $2,960 million at December 31, 2013 from $4,414 million at December 31, 2012 as a result of lower levels of new impaired loans, improvements in market value adjustments on loan collateral due to improvements in home prices and lower delinquency levels. The lower levels of new impaired

HSBC Finance Corporation

loans reflect the impact of lower loan levels and improved economic conditions. The decrease also reflects the impact of the transfer of real estate secured loans to held for sale during 2013 which had loan impairment allowances totaling $578 million at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale. The decrease in 2013 was partially offset by an increase in loan impairment allowances of $110 million related to the change in the estimated average period of time from a loss event occurring and its ultimate write-off for real estate loans collectively evaluated for impairment.
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
Other operating income improved during 2013 as compared with 2012. The following table summarizes significant components of other operating income for the periods presented:

Year Ended December 31,	2013	2012
	(in millions)
Trading income (loss)(1)	$76	$(225)
Loss from debt designated at fair value	(107)	(784)
Loss on sale of personal non-credit card loan portfolio	(271)	—
Loss on sale of real estate secured receivables	(153)	—
(Increase) decrease in repurchase reserve liability	(79)	(18)
Other	121	67
Total other operating income	$(413)	$(960)

(1)
Trading income (loss) primarily reflects activity on our portfolio of non-qualifying hedges and, for 2013, a derivative loss on the termination of a hedge relationship as well as provisions for mortgage loan repurchase obligations.

Total other operating income improved during 2013 as discussed below:

•
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

•	Loss from debt designated at fair value improved during 2013 as a result of rising long-term interest rates, partially offset by a tightening of our credit spreads.

•	Loss on sale of personal non-credit card loan portfolio reflects the sale of our entire portfolio of personal non-credit card loans during the second quarter of 2013.

•
Loss on sale of real estate secured receivables for 2013 reflects the sale of real estate secured loans to a third-party investor with an aggregate unpaid principal balance of $5,685 million (aggregate carrying value after loan impairment allowance of $3,265 million). There were no similar transactions in 2012.

•
(Increase) decrease in repurchase reserve liability reflects our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all our receivable sales. The liability, which primarily relates to loans sold by Decision One in previous years and also includes recent loan sales, varies between years.

•
Other operating income in 2013 reflects lower losses on REO properties as a result of improvements in home prices and lower credit insurance commissions. Other operating income for 2012 includes a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which was refunded during the first quarter of 2013.

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
Real estate secured loans Real estate secured loans for our Consumer segment consisted of the following:

	December 31, 2014	Increases (Decreases) From
		December 31, 2013		December 31, 2012
		$	%	$	%
	(dollars are in millions)
Real estate secured loans held for investment	$23,554	$(5,708)	(19.5)%	$(14,002)	(37.3)%
Real estate secured loans held for sale	163	163	100.0	163	100.0
Real estate secured held for investment and held for sale	$23,717	$(5,545)	(18.9)%	$(13,839)	(36.8)%
Real estate secured loans held for investment decreased to $23,554 million at December 31, 2014 as compared with $29,262 million at December 31, 2013 and $37,556 million at December 31, 2012. The decrease in our real estate secured loan portfolio reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist. The decrease also reflects the transfer of real estate secured loans to held for sale during 2014 and 2013.
Real estate secured loans held for sale totaled $163 million at December 31, 2014 reflecting loans classified as held for sale during the year, partially offset by loan sales during 2014. There were no real estate secured loans which met the Group Reporting Basis criteria to be classified as held for sale at December 31, 2013 or December 31, 2012.

Credit Quality

Credit Loss Reserves  We maintain credit loss reserves to cover probable incurred losses of principal, interest and fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. For receivables which have been identified as TDR Loans, credit loss reserves are maintained based on the present value of expected future cash flows discounted at the loans' original effective interest rates. We estimate probable losses for consumer receivables which do not qualify as TDR Loans using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. Loans with different risk characteristics are typically segregated into separate models and may utilize different periods of time for estimating the period of a loss occurring and its confirmation. This analysis also considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy, or loans have been re-aged or are subject to modification. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months' data using the most recently available information. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts or modification arrangements. When customer account management policies or changes thereto shift loans that do not qualify as a TDR Loan from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged accounts that do not qualify as a TDR Loan have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, the credit performance of modified loans, loan

HSBC Finance Corporation

product features such as adjustable rate loans, the credit performance of second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.
In setting our credit loss reserves, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. We also consider key ratios, including reserves as a percentage of nonaccrual receivables and reserves as a percentage of receivables. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it likely that they will change.
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
In response to the financial crisis, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option. These industry trends continue to impact our portfolio and we have considered these factors in establishing our credit loss reserve levels, as appropriate.
The table below sets forth credit loss reserves and credit loss reserve ratios for the periods indicated. The transfer of certain real estate secured receivables to held for sale during 2014, 2013 and 2012 as well as the transfer of our entire personal non-credit card portfolio to held for sale in 2012 has resulted in these receivables being carried at the lower of amortized cost or fair value and no longer have any associated credit loss reserves as previously discussed. Credit loss reserves and the related reserve ratios at December 31, 2014, December 31, 2013 and December 31, 2012 in the table below are only associated with real estate secured receivables held for investment which creates a lack of comparability between credit loss reserves and the related reserve ratios for the historical periods.

At December 31,	2014	2013	2012	2011	2010
	(dollars are in millions)
Credit loss reserves:(1)(3)	$2,217	$3,273	$4,607	$5,952	$5,512
Reserves as a percentage of:(2)(3)(4)
Receivables	8.4%	11.1%	12.9%	11.6%	9.4%
Nonaccrual receivables	185.0	166.6	140.1	81.0	76.9

(1)
At December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010, credit loss reserves includes $33 million, $52 million, $132 million, $425 million and $95 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property.

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

At December 31,	2014	2013	2012	2011	2010
Reserves as a percentage of:
Receivables	8.5%	11.3%	13.4%	12.0%	10.5%
Nonaccrual receivables	306.6	256.2	320.5	235.0	184.3

(3)
Reserves associated with accrued finance charges, which totaled $323 million, $326 million, $360 million, $387 million and $217 million at December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010, respectively, are reported within our total credit loss reserve balances noted above, although receivables and nonaccrual receivables as reported generally exclude accrued finance charges. The credit loss reserve ratios presented in the tables above exclude any reserves associated with accrued finance charges.

(4)
Credit loss reserve ratios exclude receivables and nonaccrual receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

HSBC Finance Corporation

Credit loss reserves at December 31, 2014 decreased as compared with December 31, 2013 due to lower reserve requirements on TDR Loans, lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at December 31, 2014 due to lower levels of TDR Loans as well as the impact of improvements in loss and severity estimates based on recent trends in the portfolio. The decrease also reflects the transfer to held for sale of additional real estate secured receivables during 2014 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $58 million during 2014 and was recognized as an additional charge-off at the time of the transfer to held for sale.
At December 31, 2014, 89 percent of our credit loss reserves are associated with TDR Loans held for investment which total $10,028 million and are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves at December 31, 2014 and provisions for credit losses for TDR Loans for 2014 should not be considered indicative of the results for any future periods.
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

	December 31, 2014		December 31, 2013		December 31, 2012
	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables
	(in millions)
Collectively evaluated for impairment	$226	$11,937	$604	$14,617	$937	$18,426
Individually evaluated for impairment(1)	1,957	10,028	2,616	11,076	3,533	12,388
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	33	693	52	879	132	2,109
Receivables acquired with deteriorated credit quality	1	12	1	12	5	16
Total(2)	$2,217	$22,670	$3,273	$26,584	$4,607	$32,939

(1)
The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $517 million, $604 million and $1,488 million at December 31, 2014, December 31, 2013 and December 31, 2012, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $25 million, $38 million and $94 million at December 31, 2014, December 31, 2013 and December 31, 2012, respectively. These receivables and credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
Reserves associated with accrued finance charges, which totaled $323 million, $326 million and $360 million at December 31, 2014, December 31, 2013, and December 31, 2012, respectively, are reported within our total credit loss reserve balances, although receivable balances generally exclude accrued finance charges.

The following table summarizes our TDR Loans and receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in in comparison to the real estate secured receivable portfolio held for investment:

HSBC Finance Corporation

	December 31, 2014	December 31, 2013
	(dollars are in millions)
Total real estate secured receivables held for investment	$22,670	$26,584
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$693	$879
Real estate secured TDR Loans(1)	10,028	11,076
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$10,721	$11,955
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	47.3%	45.0%

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

HSBC Finance Corporation

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

Credit loss reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels. As discussed above, the credit loss reserve ratios for December 31, 2014, December 31, 2013 and December 31, 2012 are not comparable with the reserve ratios for the historical periods as a result of the transfer of certain real estate secured receivables to receivables held for sale during 2014, 2013 and 2012 and the transfer of our personal non-credit card receivable portfolio to held for sale in

HSBC Finance Corporation

2012. This resulted in credit loss reserves at December 31, 2014, December 31, 2013 and December 31, 2012 only being associated with real estate secured receivables.
Reserves as a percentage of receivables were lower at December 31, 2014 as compared with December 31, 2013 as the decrease in credit loss reserves, largely due to the lower reserve requirements on TDR Loans and improved credit quality as discussed above, outpaced the decrease in receivables. Reserves as a percentage of receivables were lower at December 31, 2013 as compared with December 31, 2012 as the decrease in credit loss reserves outpaced the decrease in receivables. At December 31, 2013, reserves on TDR Loans as a percentage of TDR Loans decreased as compared with December 31, 2012 driven by lower reserve requirements on TDR Loans reflecting lower levels of new TDR Loan volumes as well as the impact of improvements in loss and severity estimates based on recent trends in the portfolio. Additionally, reserves as a percentage of receivables for non-TDR Loans at December 31, 2013 decreased as compared with December 31, 2012 driven by the impact of lower receivable levels, lower levels of contractual delinquency on non-TDR Loans and improvements in economic conditions. Reserves as a percentage of receivables at December 31, 2012 are not comparable with December 31, 2011 or any other historical period as discussed above. Reserves as a percentage of receivables were higher at December 31, 2011 as compared with December 31, 2010 due to higher reserve levels on TDR Loans driven by the impact of adopting new accounting guidance related to TDR Loans during the third quarter of 2011, partially offset by the impact of lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. This increase was also partially offset by a shift in mix in our receivable portfolio to higher levels of first lien real estate secured receivables which generally carry lower reserve requirements than second lien real estate secured and personal non-credit card receivables. This ratio in 2011 was also impacted by increases in the level of real estate secured receivables which have been written down to net realizable value less cost to sell. These written down receivables increased by $842 million as compared with December 31, 2010.
Reserves as a percentage of nonaccrual receivables were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at December 31, 2014 were higher as compared with December 31, 2013 as the decrease in nonaccrual receivables, as discussed more fully below, outpaced the decrease in credit loss reserves. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at December 31, 2013 were lower as compared with December 31, 2012 as the decrease in credit loss reserves, driven by the lower reserve requirement for TDR Loans as discussed above, outpaced the decrease in nonaccrual receivables. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from this ratio, reserves as a percentage of nonperforming loans at December 31, 2012 were not comparable to December 31, 2011 or any other historical period as discussed above. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from this ratio for all periods, reserves as a percentage of nonperforming loans increased significantly at December 31, 2011 as compared with December 31, 2010 reflecting higher reserve levels on TDR Loans as discussed above and lower levels of nonperforming receivables as discussed more fully below.
See Note 6, "Credit Loss Reserves," in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three and twelve months ended December 31, 2014 and 2013.
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
Our credit and portfolio management procedures focus on ethical and effective collection and customer account management efforts for each loan. Our credit and portfolio management process is designed to give us a reasonable basis for predicting the credit quality of accounts although in a changing external environment this has become more difficult. This process is based on our experience with numerous credit and risk management tests. However, beginning in 2007, we found consumer behavior began to deviate from historical patterns due to increasingly high unemployment levels, pressures from the economic conditions and housing market deterioration which created increased difficulty in predicting credit quality. As a result, we have enhanced our processes to emphasize more recent experience, key drivers of performance, and a forward-view of expectations of credit quality. We also believe that our frequent and early contact with delinquent customers as well as re-aging, modification and other customer account management techniques which are designed to optimize account relationships and home preservation, are helpful in maximizing customer collections on a cash flow basis and have been particularly appropriate in the unstable market. See Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements for a description of our charge-off and nonaccrual policies by product.

HSBC Finance Corporation

Delinquency  Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to modify the terms of loans, either temporarily or permanently (a “modification”), and/or to reset the contractual delinquency status of an account that is contractually delinquent to current (a “re-age”), based on indicators or criteria which, in our judgment, evidence continued payment probability. Such policies and practices differ by product and are designed to manage customer relationships, improve collection opportunities and avoid foreclosure or repossession as determined to be appropriate. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and be included in our delinquency ratios.
The following table summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). As previously discussed, during 2014, 2013 and 2012, we transferred certain real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell to receivables held for sale which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio between periods.

	December 31, 2014	December 31, 2013	December 31, 2012
	(dollars are in millions)
Dollars of contractual delinquency:
Receivables held for investment:
Real estate secured:
Late stage delinquency(1)(2)	$440	$670	$1,784
Individually evaluated for impairment(3)	891	1,591	1,714
Collectively evaluated for impairment(4)	211	401	496
Total real estate secured receivables held for investment	1,542	2,662	3,994
Real estate secured receivables held for sale(5)(6)	530	1,473	2,279
Total	$2,072	$4,135	$6,273

Delinquency ratio:
Receivables held for investment:
Real estate secured:
Late stage delinquency	63.49%	76.22%	84.59%
Individually evaluated for impairment	8.89	14.36	13.95
Collectively evaluated for impairment	1.77	2.74	2.67
Total real estate secured receivables held for investment	6.80	10.01	12.13
Real estate secured receivables held for sale	61.63	71.96	36.74
Total	8.81%	14.44%	16.03%

(1)
Two-months-and-over contractually delinquent receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At December 31, 2014, December 31, 2013 and December 31, 2012, the amounts above include $117 million, $279 million and $532 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 60 and 180 days past due.

(2)	Amount includes TDR Loans which totaled $297 million, $423 million and $1,170 million at December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

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

(5)
At December 31, 2014, December 31, 2013 and December 31, 2012, dollars of contractual delinquency for receivable held for sale includes $381 million, $944 million and $1,445 million, respectively, of real estate secured receivables which are also classified as TDR Loans.

HSBC Finance Corporation

(6)
Receivables held for sale at December 31, 2012 includes $2,176 million of real estate secured receivables and $103 million of personal non-credit card receivables. As previously discussed, our personal non-credit card receivable portfolio was sold on April 1, 2013. As of December 31, 2014 and December 31, 2013, the receivables held for sale amounts in the table above reflect real estate secured receivables.

Dollars of delinquency for real estate secured receivables held for investment at December 31, 2014 decreased $1,120 million since December 31, 2013 as discussed below.

•
Late stage delinquency Dollars of late stage delinquency decreased as compared with December 31, 2013 as a result of improved credit quality as fewer accounts progressed to late stage delinquency during 2014 due to the impact of the continued improvements in economic conditions and, to a lesser extent, the maturing of the portfolio.

•
Individually evaluated for impairment The decrease in dollars of delinquency for receivables individually evaluated for impairment as compared with December 31, 2013 reflects improved credit quality as a result of the impact of the continued improvements in economic conditions and account management actions taken during 2014. The decrease also reflects the transfer of additional real estate secured receivables to held for sale during 2014 as these receivables met our pre-determined criteria to be classified as held for sale. The decrease was partially offset by the impact of fewer accounts progressing to late stage delinquency during 2014 as a result of the improvements in credit quality.

•
Collectively evaluated for impairment Dollars of delinquency for accounts collectively evaluated for impairment decreased as compared with December 31, 2013 reflecting lower receivables levels and the continued improvements in economic conditions.

Dollars of delinquency for receivables held for sale at December 31, 2014 decreased as compared with December 31, 2013 reflecting the sales of real estate secured receivables during 2014, partially offset by the impact of the transfer of additional real estate secured receivables to held for sale during 2014 and increases in the fair value of real estate secured receivables held for sale during 2014 as discussed above.
Delinquency ratio The delinquency ratio for real estate secured receivables held for investment was 6.80 percent at December 31, 2014 compared with 10.01 percent at December 31, 2013. The decrease primarily reflects lower dollars of delinquency as discussed above, partially offset by the impact of lower levels of real estate secured receivables held for investment as previously discussed.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at the lower of amortized cost or fair value and, accordingly, there are no further charge-offs associated with these receivables, although recoveries on these receivables continue to be reported as a component of net charge-offs. As a result, the amounts and ratios presented below are not comparable between years.

Year Ended December 31,	2014	2013	2012
	(dollars are in millions)
Net charge-off dollars:
Real estate secured(1)	$711	$1,371	$2,514
Personal non-credit card(2)	(18)	(50)	90
Total	$693	$1,321	$2,604
Net charge-off ratio:
Real estate secured	2.91%	4.61%	6.70%
Personal non-credit card(2)	—	—	4.47
Total	2.84%	4.44%	6.59%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	2.99%	4.84%	6.95%

(1)
During 2014, 2013 and 2012, we transferred certain real estate secured receivables to held for sale which consisted of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell. At the time of transfer, we held credit loss reserves associated with these receivables related to an estimate of additional loss following an interior appraisal of the property. Because these receivables were collateral dependent, credit loss reserves totaling $58 million, $164 million and $333 million were recognized as an additional charge-off at the time of transfer to held for sale during 2014, 2013 and 2012, respectively.

HSBC Finance Corporation

(2)
Although we sold our personal non-credit card receivable portfolio on April 1, 2013, subsequent to April 1, 2013 and during 2014 we received recoveries on personal non-credit card receivables that were fully charged-off prior to the sale of the portfolio. These recoveries are reflected in the table above. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio for our personal non-credit card receivable portfolio cannot be calculated for the periods presented. However, the recoveries for personal non-credit card receivables are reflected in the total net charge-off ratio for the periods presented in the table above.

Full Year 2014 compared with Full Year 2013 Net charge-off dollars for real estate secured receivables for 2014 decreased compared with 2013 as a result of the impact of lower receivable levels, continued improvements in economic conditions and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices. The decrease also reflects lower charge-offs on receivables transferred to held for sale during 2014.
The net charge-off ratio for real estate secured receivables for 2014 decreased as compared with 2013 as a result of lower dollars of net charge-offs as discussed above, partially offset by the impact of lower average receivable levels.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for 2014 decreased as compared with 2013 due to lower dollars of net charge-offs as discussed above and lower REO expenses, partially offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.
Full Year 2013 compared with Full Year 2012 As previously discussed, during 2013 and 2012, we transferred pools of real estate secured receivables to held for sale which consisted of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell and as a result, credit loss reserves totaling $164 million and $333 million were recognized as an additional charge-off at the time of the transfer to held for sale during 2013 and 2012, respectively. Excluding this additional charge-off for the periods presented, net charge-off dollars for real estate secured receivables for 2013 remained lower as compared with the 2012 due to the impact of lower receivable levels, continued improvements in economic conditions and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices.
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
Nonperforming Assets  Nonperforming assets consisted of the following:

	December 31, 2014	December 31, 2013	December 31, 2012
	(in millions)
Nonaccrual real estate secured receivables held for investment:(1)
Late stage delinquency(2)(3)	$417	$639	$1,748
Individually evaluated for impairment(4)	465	848	958
Collectively evaluated for impairment(5)	142	282	326
Total nonaccrual real estate secured receivables held for investment(6)	1,024	1,769	3,032
Real estate owned	159	323	227
Nonaccrual receivables held for sale(1)(7)	509	1,422	2,161
Total nonperforming assets	$1,692	$3,514	$5,420

(1)
Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables held for investment and held for sale do not include receivables totaling $627 million, $953 million and $1,497 million at December 31, 2014, December 31, 2013 and December 31, 2012, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)
Nonaccrual receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At December 31, 2014, December 31, 2013 and December 31, 2012, the amounts above include $70 million, $179 million and $359 million, respectively, of receivables that at some point in their

HSBC Finance Corporation

life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 90 and 180 days past due.

(3)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $274 million at December 31, 2014 compared with $397 million at December 31, 2013 and $1,138 million at December 31, 2012.

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

(6)	At December 31, 2014, December 31, 2013 and December 31, 2012, nonaccrual second lien real estate secured receivables totaled $122 million, $231 million and $284 million, respectively.

(7)
At December 31, 2014, December 31, 2013 and December 31, 2012, nonaccrual receivable held for sale includes $362 million, $900 million and $1,414 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual real estate secured receivables held for investment at December 31, 2014 decreased as compared with December 31, 2013 as discussed below.

•
Late stage delinquency Dollars of late stage delinquency decreased as compared with December 31, 2013 as a result of improved credit quality as fewer accounts progressed to late stage delinquency during 2014 due to the impact of the continued improvements in economic conditions and, to a lesser extent, the maturing of the portfolio.

•
Individually evaluated for impairment The decrease in nonaccrual receivables individually evaluated for impairment as compared with December 31, 2013 reflects improved credit quality as a result of the impact of the continued improvements in economic conditions and account management actions taken during 2014. The decrease also reflects the transfer of additional real estate secured receivables to held for sale during 2014 as these receivables met our pre-determined criteria to be classified as held for sale. The decrease was partially offset by the impact of fewer accounts progressing to late stage delinquency during 2014 as a result of the improvements in credit quality.

•
Collectively evaluated for impairment Nonaccrual receivables collectively evaluated for impairment decreased as compared with December 31, 2013 reflecting lower receivables levels and the continued improvements in economic conditions.

Nonaccrual receivables held for sale at December 31, 2014 decreased as compared with December 31, 2013, reflecting the sales of real estate secured receivables during 2014, partially offset by the impact of the transfer of additional real estate secured receivables to held for sale during 2014 and increases in the fair value of real estate secured receivables held for sale during 2014 as discussed above.
At December 31, 2014, December 31, 2013 and December 31, 2012, nonaccrual receivables in the table above include TDR Loans and TDR Loans that are held for sale totaling $1,101 million, $2,145 million and $3,577 million, respectively, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. See Note 5, “Receivables,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
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

•
Collection Re-age – Management action that results in the resetting of the contractual delinquency status of an account to current but does not involve any changes to the original terms and conditions of the loan. If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent. We use collection re-

HSBC Finance Corporation

aging as an account and customer management tool in an effort to increase the cash flow from our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time.

•
Modification Re-age – Management action that results in a change to the terms and conditions of the loan, either temporarily or permanently, and also resets the contractual delinquency status of an account to current as discussed above. If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent.

Generally, in our experience, we have found that the earlier in the default cycle we have been able to utilize account management actions, the lower the rate of recidivism is likely to be. Additionally, we have found that for loan modification, modifications with significant amounts of payment reduction experience lower levels of recidivism. Some customers receive multiple account management actions. In this regard, multiple account management actions as a percentage of total modification actions are in a range of 70 percent to 75 percent.
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

With regard to real estate secured loans involving a bankruptcy, beginning in 2014 accounts whose borrowers are subject to a Chapter 13 plan filed with a bankruptcy court generally are considered current on their bankruptcy petition upon receipt of one timely qualifying payment. If the account of a borrower under a Chapter 13 plan subsequently experiences a financial hardship, the account may be eligible for any of our account management actions available at that time, including modifications and/or re-ages. Prior to 2014, generally accounts whose borrowers were subject to a Chapter 13 plan filed with a bankruptcy court were re-aged upon receipt of one timely qualifying payment. Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be re-aged upon receipt of a signed reaffirmation agreement without making a payment or when the bankruptcy is discharged if they meet the re-age eligibility criteria. In addition, any account may be re-aged without receipt of a payment in certain special circumstances (e.g. in the event of a natural disaster).
Since January 2007, we have cumulatively modified and/or re-aged approximately 405 thousand real estate secured loans with an aggregate outstanding principal balance of $46.4 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below. The following table provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

HSBC Finance Corporation

Status as of December 31, 2014:	Number of Loans	Based on Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	28%	26%
30- to 59-days delinquent	3	3
60-days or more delinquent	5	5
Paid-in-full	12	11
Sold	12	17
Charged-off or transferred to real estate owned	40	38
	100%	100%
The following table shows the number of real estate secured accounts remaining in our portfolio (including receivables held for sale) as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken, some of which may have received multiple account management actions.

	Number of Accounts	Outstanding Receivable Balance(2)
	(accounts are in thousands)	(dollars are in millions)
December 31, 2014:(3)
Collection re-age only	84.8	$6,551
Modification only	6.2	562
Modification re-age	64.2	6,550
Total loans modified and/or re-aged(1)	155.2	$13,663
December 31, 2013:(3)
Collection re-age only	100.6	$7,876
Modification only	7.7	734
Modification re-age	76.4	7,954
Total loans modified and/or re-aged(1)	184.7	$16,564
December 31, 2012:(3)
Collection re-age only	115.3	$9,129
Modification only	10.9	1,033
Modification re-age	105.4	10,649
Total loans modified and/or re-aged(1)	231.6	$20,811

(1)
The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of December 31, 2014, December 31, 2013 and December 31, 2012 in the categories shown above:

HSBC Finance Corporation

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
December 31, 2014:
Collection re-age only	78%	8%	14%	78%	9%	13%
Modification only	88	2	10	92	2	6
Modification re-age	76	8	16	78	8	14
Total loans modified and/or re-aged	77%	8%	15%	79%	8%	13%
December 31, 2013:
Collection re-age only	68%	10%	22%	69%	11%	20%
Modification only	84	2	14	87	3	10
Modification re-age	64	9	27	66	9	25
Total loans modified and/or re-aged	67%	10%	23%	68%	10%	22%
December 31, 2012:
Collection re-age only	67%	9%	24%	68%	10%	22%
Modification only	74	3	23	80	3	17
Modification re-age	55	8	37	60	9	31
Total loans modified and/or re-aged	62%	8%	30%	65%	9%	26%

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

(3)	At December 31, 2014, December 31, 2013 and December 31, 2012, the outstanding receivable balance includes the following amounts related to receivables classified as held for sale.

	December 31, 2014	December 31, 2013	December 31, 2012
	(in millions)
Collection re-age only	$257	$697	$720
Modifications only	10	37	92
Modification re-age	515	1,127	1,879
Total loans modified and/or re-aged	$782	$1,861	$2,691
The following table provides additional information regarding real estate secured modified and/or re-aged loans during 2014, 2013 and 2012:

Year Ended December 31,	2014	2013	2012
	(in millions)
Balance at beginning of period	$16,564	$20,811	$24,236
Additions due to an account management action(1)	579	941	1,190
Payments(2)	(1,136)	(1,256)	(1,079)
Net charge-offs	(436)	(1,178)	(1,991)
Transfer to real estate owned	(194)	(560)	(449)
Receivables held for sale that have subsequently been sold	(1,909)	(2,962)	—
Change in lower of amortized cost or fair value on receivables held for sale	195	768	(1,096)
Balance at end of period	$13,663	$16,564	$20,811

(1)	Includes collection re-age only, modification only, and modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.

HSBC Finance Corporation

In addition to the account management techniques discussed above, we also use deed-in-lieu and short sales to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and overall loss exposure given liquidation through foreclosure. Short sales also release the borrower from further obligation. From our perspective, total losses on deed-in-lieu and short sales are lower than expected total losses from foreclosed loans, or loans where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. While deed-in-lieu and short sales were used more extensively in prior years, during 2014 we have used fewer of these account management techniques as many of the loans which in the past would have received a deed-in-lieu or short-sale have been sold as part of our receivable sale program.
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
In 2008, based on the economic environment at the time and expected slow recovery of housing values, we developed additional analytical review tools leveraging industry best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program required certain documentation as well as receipt of two qualifying payments before the account could be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowered the interest rate on fixed rate loans and for adjustable rate mortgage ("ARM") loans the expanded program modified the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, in order to increase the long-term success rate of our modification programs we increased certain documentation requirements for participation in these programs. Late in the third quarter of 2011 the modification program was enhanced to improve underwriting and achieve a better balance between economics and customer-driven variables. The enhanced program offers a longer modification duration to select borrowers facing a temporary hardship and expands the treatment options to include term extension and principal deferral or forgiveness. During the first quarter of 2014, we revised our modification programs resulting in a minimum modification term of 24 months. As a result, the loans remaining in our portfolio are comprised of a growing composition of longer dated modifications.
In the second half of 2013, we expanded our current modification program to include principal write downs to customers meeting certain criteria. For qualifying customers, we determine the full amount contractually due, including unpaid principal balance, outstanding deferred interest and other ancillary disbursements that, by law, are reimbursable, and reduce the outstanding amount to a lower amount. However, in many cases this principal forgiveness does not change the carrying value of the receivable as many of these receivables had previously been written down to the lower of amortized cost or fair value of the collateral in accordance with our existing charge-off policies. During 2014, we provided principal write downs totaling $156 million, which included $44 million for deferred interest and other ancillary disbursements. During 2013, we provided principal write downs totaling $36 million, which included $10 million for deferred interest and other ancillary disbursements. The impact to the provision for credit losses was not material as these amounts were already included in our credit loss reserves.
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
We will continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs in ways that are economically viable for both our customers and our stakeholders. Loans modified under these programs are only included in the re-aging statistics table (“Re-

HSBC Finance Corporation

age Table”) that is included in our discussion of our re-age programs if the delinquency status of a loan was reset as a part of the modification or was re-aged in the past for other reasons. Not all loans modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.
The following table summarizes loans modified during 2014 and 2013, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Year ended December 31, 2014	10.9	$1.4
Year ended December 31, 2013	12.0	1.7

(1)	Includes all loans modified during 2014 and 2013 regardless of whether the loan was also re-aged.

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

	Quarter Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	415	509	467	433	441	410	383	351
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	37.7%	53.9%	41.5%	38.3%	37.4%	31.8%	29.4%	26.3%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which had a carrying value of $603 million and $817 million at December 31, 2014 and December 31, 2013, respectively.
Re-age programs  Our policies and practices include various criteria for an account to qualify for re-aging, but do not, however, require us to re-age the account. The extent to which we re-age accounts that are eligible under our existing policies will differ depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, exceptions to our policies and practices may be made in specific situations in response to legal or regulatory agreements or orders. It is our practice to defer past due interest on re-aged accounts to the end of the loan period. We do not accrue interest on these past due interest payments consistent with our 2002 settlement agreement with the State Attorneys General.
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

Re-age Table(1)(2)	December 31, 2014	December 31, 2013
	(dollars are in millions)
Total real estate secured receivables ever re-aged	$12,461	$15,253

Real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale
Re-aged in the last 6 months(3)	8.4%	8.6%
Re-aged in the last 7-12 months	9.6	10.5
Previously re-aged beyond 12 months	35.0	34.2
Total real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale	53.0%	53.3%

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

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At December 31, 2014 and December 31, 2013, the unpaid principal balance of re-ages without receipt of a payment totaled $345 million and $617 million, respectively.

(3)	During 2014 and 2013, approximately 75 percent and 65 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent.
At December 31, 2014 and December 31, 2013, $1,710 million (14 percent of total re-aged loans in the Re-Age Table) and $3,417 million (22 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
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

HSBC Finance Corporation

Because our lending activities were primarily to individual consumers, we do not have receivables (including receivables held for sale) from any industry group that equal or exceed 10 percent of total receivables at December 31, 2014 or December 31, 2013. The following table reflects the percentage of consumer receivables (including receivables held for sale) by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables (including Receivables Held for Sale)
	December 31, 2014	December 31, 2013
California	9.2%	9.4%
New York	6.4	6.9
Ohio	6.4	6.0
Pennsylvania	6.3	6.1
Florida	5.3	5.4
Virginia	5.1	5.1

Liquidity and Capital Resources

HSBC Finance Corporation HSBC Finance Corporation, an indirect wholly owned subsidiary of HSBC Holdings plc., is the parent company that owns the outstanding common stock of its subsidiaries. In 2014 and 2013, HSBC Finance Corporation received dividends from its subsidiaries of $126 million and $2,318 million, respectively.
HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock. We did not pay any dividends on our common stock to HINO in 2014 or 2013. We will maintain our capital at levels that we perceive to be consistent with our current credit ratings either by limiting the dividends to or through capital contributions from our parent.
HSBC Finance Corporation manages all of its operations directly and in 2014, funded these businesses primarily through receivable sales, liquidation of short-term investments and cash generated from operations including balance sheet attrition.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support operations or provide funding for long-term facilities and technological improvements. During 2014 and 2013, capital contributions to certain subsidiaries were more than offset by dividends paid to HSBC Finance Corporation.
HSBC Related Funding  We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC's operations in the United States. All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are now sourced primarily through HSBC USA.
Due to affiliates totaled $6,945 million and $8,742 million at December 31, 2014 and December 31, 2013, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
We have derivative contracts with a notional amount of $14.0 billion, or 100.0 percent of total derivative contracts outstanding with HSBC affiliates at December 31, 2014 and $16.5 billion, or approximately 100.0 percent at December 31, 2013.
See Note 17, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
Short-Term Investments  Securities purchased under agreements to resell totaled $3,863 million and $6,924 million at December 31, 2014 and December 31, 2013, respectively. Interest bearing deposits at banks totaled $2,000 million at December 31, 2014 and were with HSBC Bank USA. We did not have any interest bearing deposits at banks at December 31, 2013. Short-term investments decreased as compared with December 31, 2013 as a result of the retirement of debt, partially offset by the run-off of our liquidating receivable portfolios and the sale of real estate secured receivables and REO properties.

HSBC Finance Corporation

Long-Term Debt (excluding amounts due to affiliates) decreased to $16,427 million at December 31, 2014 from $20,839 million at December 31, 2013. There were no issuances of long-term debt during 2014 or 2013. Repayments of long-term debt totaled $3,524 million and $7,011 million during 2014 and 2013, respectively.
Secured financings previously issued under public trusts of $1,489 million at December 31, 2014 are secured by $2,999 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $2,200 million at December 31, 2013 were secured by $4,020 million of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars all foreign-denominated notes previously issued.
We use derivatives for managing interest rate and currency risk and have received loan commitments from affiliates, but we do not otherwise enter into off-balance sheet transactions.
See Note 9, "Long-Term Debt," in the accompanying consolidated financial statements for further discussion.
Preferred Stock In November 2010, we issued 1,000 shares of Series C preferred stock to HINO for $1.0 billion. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. The Series C preferred stock may be redeemed at our option after November 30, 2025.
In June 2005, we issued 575,000 shares of Series B Preferred Stock to third parties for $575 million. Dividends on the Series B preferred stock, which are non-cumulative and payable quarterly at a rate of 6.36 percent, are declared and paid each year. The Series B preferred stock may be redeemed at our option after June 23, 2010.
See Note 13, "Redeemable Preferred Stock," in the accompanying consolidated financial statements for additional information.
Common Equity  During 2014, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
Selected capital ratios  In managing capital, we develop a target for tangible common equity to tangible assets. This ratio target is based on risks inherent in the portfolio and the projected operating environment and related risks. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.
The following table summarizes selected capital ratios:

	December 31, 2014	December 31, 2013
Tangible common equity to tangible assets(1)	17.33%	13.45%
Common and preferred equity to total assets	22.29	17.59

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

On March 26, 2014, the Federal Reserve informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital actions, including payment of dividends on outstanding preferred stock and trust preferred securities of HSBC North America and its subsidiaries. The Federal Reserve informed HSBC North America that it did object to its capital plan submitted for the 2014 Comprehensive Capital Analysis and Review ("CCAR") due to weaknesses in its capital planning processes. The Federal Reserve does not permit bank holding companies to disclose confidential supervisory information including the reason for an objection to a capital plan submitted for CCAR. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity. HSBC North America submitted its 2015 CCAR capital plan, incorporating enhancements to its processes, on January 5, 2015.

HSBC Finance Corporation

2015 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2015:

	Funding Needs and Sources for 2015
	(in billions)
Funding needs:
Term debt maturities	$6	-	$7
Secured financing maturities	1	-	1
Litigation bond	1	-	2
Total funding needs	$8	-	$10
Funding sources:
Net asset attrition(1)	$2	-	$2
Liquidation of short-term investments	4	-	5
Asset sales and transfers	1	-	1
HSBC and HSBC subsidiaries, including capital infusions	1	-	2
Total funding sources	$8	-	$10

(1)	Net of receivable charge-offs.
For 2015, the combination of cash generated from operations including balance sheet attrition, liquidation of short-term investments, funding from affiliates and asset sales will generate the liquidity necessary to meet our maturing debt obligations.
As discussed more fully below, in November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of a partial judgment against us in the Jaffe litigation during the appeal process. In addition to the partial judgment that has been entered, there also remains approximately $625 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the District Court. The above funding table includes a funding need for these claims and the prejudgment interest. However, subject to availability and pricing, our current intention is to obtain a surety bond to secure the remaining judgment.
Capital Expenditures We did not make any capital expenditures in 2014 for continuing operations as compared with capital expenditures of $6 million for continuing operations in 2013. Capital expenditures in 2015 for continuing operations are not expected to be significant.
Commitments We entered into commitments to meet the financing needs of our customers. In some cases, we have the ability to reduce or eliminate these open lines of credit. At December 31, 2014 and 2013, we had $98 million and $97 million, respectively, of open consumer lines of credit.

HSBC Finance Corporation

Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2014 by period due:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Principal balance of debt:
Due to affiliates	$2,000	$500	$512	$2,500	$—	$1,331	$6,843
Long-term debt (including secured financings)	5,383	5,167	1,609	292	195	3,467	16,113
Total debt	7,383	5,667	2,121	2,792	195	4,798	22,956
Operating leases:
Minimum rental payments	13	11	4	4	4	2	38
Minimum sublease income	(4)	(3)	—	—	—	—	(7)
Total operating leases	9	8	4	4	4	2	31
Non-qualified postretirement benefit liability(1)	19	18	17	16	15	231	316
Total contractual cash obligations	$7,411	$5,693	$2,142	$2,812	$214	$5,031	$23,303

(1)	The expected benefit payments included in the table above covers both continuing and discontinued operations and includes a future service component.
These cash obligations could be funded through cash generated from operations, asset sales, liquidation of short-term investments, funding from affiliates or capital contributions from HSBC.
The pension obligation for our employees are the contractual obligation of HSBC North America and, therefore, are excluded from the table above.
The contractual cash obligation table above does not include any amounts for the partial final judgment involving the Jaffe litigation as we have obtained a surety bond for $2.5 billion to stay execution of the partial judgment while the appeal is on going. See "Off-Balance Sheet Arrangements" in this MD&A for discussion of the surety bond that was obtained in November 2013 and Note 22, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for more detailed discussion of the Jaffe litigation.
Our purchase obligations for goods and services at December 31, 2014 were not significant.

Off-Balance Sheet Arrangements and Contingent Liabilities

Off-Balance Sheet Arrangements On October 17, 2013, the District Court entered a partial final judgment against us in the Jaffe litigation in the amount of approximately $2.5 billion. We are currently appealing this judgment. In addition to the partial judgment that has been entered, there also remains approximately $625 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the District Court. In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment while the appeal is on-going. The surety bond has a pricing term of three years and an annual fee of $7 million. To reduce costs associated with posting cash collateral with the insurance companies, the surety bond has been guaranteed by HSBC North America and we will pay HSBC North America a fee of $6 million annually for this guarantee. During 2014, we recorded expense of $7 million related to the surety bond and $6 million related to the guarantee provided by HSBC North America. See Note 21, "Commitments and Contingent Liabilities," in the accompanying consolidated financial statements for additional information.
Contingent Liabilities Through our discontinued Cards and Retail Services business, we previously offered or participated in the marketing, distribution, or servicing of products, such as identity theft protection and credit monitoring products, that were ancillary to the provision of credit to the consumer (enhancement services products). We ceased the marketing, distribution and servicing of these products by May 2012. The offering and administration of these, and other enhancement services products such as debt protection products, has been the subject of enforcement actions against other institutions by regulators, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation. These enforcement actions have resulted in orders to pay restitution to customers and the assessment of penalties in substantial amounts. We have made restitution to certain customers in connection with certain enhancement services products and we continue

HSBC Finance Corporation

to cooperate with our regulators in connection with their on-going review. In light of the actions regulators have taken in relation to other credit card issuers regarding their enhancement services products, one or more regulators may order us to pay additional restitution to customers and/or impose civil money penalties or other relief arising from our prior offering and administration of such enhancement services products. In light of the actions taken by regulators with respect to other credit card issuers, our own past remediation, together with consideration of mitigating factors, including any differences between product features offered and actions we have taken as compared to other credit card issuers, the range of reasonably possible losses for any additional remediation, if ordered by our regulators, in excess of our recorded liability, including civil money penalties, is between zero and $0.5 billion at December 31, 2014.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives or changes in the fair value of receivables held for sale, REO or receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell affects the comparability of reported results between periods. Accordingly, our results for the year ended December 31, 2014 should not be considered indicative of the results for any future period.
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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At December 31, 2014 and December 31, 2013, our Level 3 assets recorded at fair value on a non-recurring basis included

HSBC Finance Corporation

receivables held for sale totaling $860 million and $2,047 million, respectively. At December 31, 2014 and December 31, 2013, we had no Level 3 assets in our continuing operations recorded at fair value on a recurring basis.
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
Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during 2014 and 2013.
Transfers Between Level 2 and Level 3 Measurements  During 2014, we transferred certain real estate secured receivables held for sale from Level 3 to Level 2 prior to the sale of these receivables. During 2013, we transferred our personal non-credit card receivable portfolio held for sale from Level 3 to Level 2 prior to the sale of this portfolio. During 2013, we transferred certain real estate secured receivables held for sale from Level 3 to Level 2 prior to the sale of these receivables.
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

•
Reputational risk is the risk arising from failure to meet stakeholder expectations as a result of any event, behavior, action or inaction, either by us, our employees, the HSBC Group or those with whom we are associated that may cause stakeholders to form a negative view of us. This might also result in financial or non-financial impacts, loss of confidence or other consequences;

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

•
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. This occurs primarily for two reasons: 1) the model may produce inaccurate outputs when compared to the intended business use and design objective; and 2) the model could be used incorrectly; and

•
Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations required to be paid and includes the risk that assumptions used by our actuaries may differ from actual experience.

The objective of our risk management system is to identify, measure, monitor and manage risks so that:

•	potential costs can be weighed against the expected rewards from taking the risks;

•	appropriate disclosures are made;

HSBC Finance Corporation

•	adequate protections, capital and other resources can be put in place to weather all significant risks; and

•	compliance with all relevant laws, codes, rules and regulations is ensured through staff education, adequate processes and controls, and ongoing monitoring efforts.
Our risk management policies are designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. We continually modify and enhance our risk management policies and systems to reflect changes in the regulatory environment, markets and products and to better align overall risk management processes. Training, individual responsibility and accountability, together with a disciplined, conservative and constructive culture of control, lie at the heart of our management of risk.
Senior managers within an independent central risk organization under the leadership of the HSBC North America Chief Risk Officer ensure risks are appropriately identified, measured, reported and managed. For all risk types, independent risk specialists set standards, develop new risk methodologies, maintain central risk databases and conduct reviews and analysis. For instance, market risk is managed by the HSBC North America Head of Market Risk. Management of operational risk is the responsibility of all business and corporate functions, under the direction and framework set by the HSBC North America Head of Operational Risk and a centralized team. Compliance risk is managed through an enterprise-wide compliance risk management program made up of Regulatory Compliance, designed to comply with the spirit and letter of the laws, regulation, rules, codes and standards, and Financial Crime Compliance, designed to prevent, detect and deter compliance issues, including money laundering and terrorist financing activities. Our risk management policies assign primary responsibility and accountability for the management of compliance risk in the lines of business to business line management. Under the oversight of the Compliance Committee of the Board of Directors and senior management, the Head of Regulatory Compliance and Head of Financial Crimes Compliance oversees the design, execution and administration of the enterprise-wide compliance program.
Historically, our approach toward risk management has emphasized a culture of business line responsibility combined with central requirements for diversification of customers and businesses. Our risk management policies are primarily carried out in accordance with practice and limits set by the Risk Committee of our Board of Directors as well as the HSBC Group Management Board which consists of senior executives throughout HSBC. As such, extensive centrally determined requirements for controls, limits, reporting and the escalation of issues have been detailed in our policies and procedures.
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
The Second Line comprises predominantly the Global Functions, such as Finance, Legal, Risk, Compliance and Human Resources, whose role is to ensure that the HSBC's Risk Appetite Statement is observed. They are responsible for:

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

HSBC Finance Corporation

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
Further oversight is provided by a network of specialized subcommittees which function under the HSBC North America Risk Management Committee. These subcommittees are chaired by the Chief Risk Officer and his staff and include the Operational Risk and Internal Control (“ORIC”) Committee, the Model Oversight Committee, the HSBC North America Risk Executive Committee and the Capital Management Committee which includes risk appetite and stress testing capital management review.
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
The HSBC U.S. Risk Appetite framework describes through its risk appetite statement and its risk appetite limits and Thresholds the quantum and types of risk that it is prepared to take in executing its strategy. It develops and maintains the linkages between strategy, capital, risk management processes, and HSBC Group strategy and directs HSBC North America's businesses to be targeted along strategic and risk priorities and in line with the forward view of available capital under stress.
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
Day-to-day management of credit risk is administered by the HSBC Finance Corporation Chief Risk Officer with ultimate reporting responsibility to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer, HSBC Group Managing Director, and to the HSBC Group Managing Director and HSBC Chief Risk Officer. Our credit and portfolio management procedures currently focus on effective collections and customer account management efforts for each loan. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. Our customer account management policies and practices are described under the caption “Credit Quality - Customer Account Management Policies and Practices” in MD&A. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC Group standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.
Credit Review is an independent and critical Second Line of Defense function. Its mission is to identify and evaluate areas of credit risk within our business. Credit Review will identify risks and provide an ongoing assessment as to the effectiveness of the

HSBC Finance Corporation

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
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At December 31, 2014 and December 31, 2013, all of our existing derivative contracts are with HSBC subsidiaries, making them our sole counterparty in derivative transactions. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. The fair value of our agreements with an affiliate counterparty required us to provide collateral to the affiliate of $213 million at December 31, 2014 and required the affiliate to provide collateral to us of $811 million at December 31, 2013, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.
See Note 11, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 20, “Fair Value Measurements,” for information regarding the fair value of our financial instruments.
Liquidity Risk Management  Liquidity is managed to provide the ability to generate cash to fund our assets and meet commitments at a reasonable cost in a reasonable amount of time while maintaining routine operations and market confidence. Continued success in reducing the size of our run-off real estate secured receivable portfolio, including the proceeds of receivables held for sale, will be the primary driver of our liquidity management process going forward. However, lower operating cash flow as a result of declining receivable balances will not provide sufficient cash to fully cover maturing debt in future periods. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business. Any required incremental funding has been integrated into the overall HSBC North America funding plan and will be sourced through HSBC USA, or will be obtained through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support. Should HSBC North America call upon us to execute certain strategies in order to address capital and other considerations, our intent may change and a portion of this required funding could be generated through additional sales of selected receivables from our receivables held for investment portfolio.
We project cash flow requirements and determine the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated balance sheet run-off, including liquidation of receivables held for sale, contingent liabilities and the ability of HSBC USA to access wholesale funding markets. In addition to base case projections, a stress scenario is generated to simulate crisis conditions, assuming:

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
Our one-month and three-month time horizon stressed coverage ratio as of December 31, 2014 were 1,593 percent and 252 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.

HSBC Finance Corporation

HSBC North America maintains a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses. The liquidity contingency funding plan is reviewed annually and approved by the Risk Committee of the Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators are monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, widening of our credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without HSBC affiliate access to the wholesale unsecured funding market for at least 90 days. Contingency funding needs will be satisfied primarily through liquidation of short term investments, sale of loans or secured borrowing using the mortgage portfolio as collateral. We maintain a liquid asset buffer consisting of cash and short-term liquid assets.
In 2009, the Basel Committee proposed two minimum liquidity metrics for limiting risk: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The Basel Committee finalized the LCR in January 2013 with phase-in beginning in 2015. The Basel Committee finalized the NSFR in October 2014.
In September 2014, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued final regulations to implement the LCR in the U.S., applicable to certain large banking institutions, including HSBC North America. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banks and bank holding companies but are expected to do so well in advance of the NSFR’s scheduled global implementation by January 1, 2018.
HSBC North America will adjust its liquidity profile to support compliance with these rules. HSBC North America may need to make further changes to its liquidity profile to support compliance with any future final rules. HSBC Finance Corporation may need to adjust its liquidity profile to support HSBC North America's compliance with these rules, but it is not anticipated to significantly impact our operations.
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
The following table summarizes our credit ratings at December 31, 2014 and December 31, 2013:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
As of December 31, 2014:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB-	Baa3	-
As of December 31, 2013:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB+	Baa3	-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. For example, S&P as well as Moody's have recently published a request for comment regarding proposed revisions to their criteria for rating certain non-bank financial institutions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance

HSBC Finance Corporation

that our credit ratings will not be changed in the future. As of December 31, 2014, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
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
Interest Rate Risk Management  Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of anticipated changes in interest rates on net interest income and execute appropriate risk management actions. The key assumptions used in these models include projected balance sheet attrition, cash flows from derivative financial instruments and changes in market conditions. While these assumptions are based on our best estimates of future conditions, we cannot precisely predict our earnings due to the uncertainty inherent in the economic environment. We use derivative financial instruments, principally standard, over-the-counter interest rate swaps, to manage these exposures.
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
Currently the duration assumption for our fixed rate real estate secured receivable portfolio is estimated to be 4.5 years at December 31, 2014 reflecting the impact of a higher percentage of loans staying on our balance sheet longer than prior to the credit crisis due to the impact of modification programs and/or lack of refinancing alternatives. At the same time, the duration of our liability portfolio continues to decline due to the passage of time and the absence of new long-term debt issuance. As our receivable portfolio becomes smaller, our ability to more accurately project exposure will increase as well as our ability to manage that risk.
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
The table below sets out the effect on our future net interest income of an incremental 25 basis points parallel rise or fall in rates at the beginning of each quarter over a 12 month period. Rates are not assumed to become negative in the down shock scenario which may effectively result in non-parallel shock. Assuming no management actions, a sequence of such rises would increase planned net interest income by $29 million for 2015 (increase by $13 million for 2014), while a sequence of such falls would decrease planned net interest income by $21 million for 2015 (decrease by $7 million for 2014). These amounts incorporate the effect of any option features in the underlying exposures.

HSBC Finance Corporation

	Amount	%
	(dollars are in millions)
At December 31, 2014:
Projected change in net interest income (reflects projected rate movements on January 1):
Change resulting from a gradual 25 basis point increase in interest rates at the beginning of each quarter	$29	2.9%
Change resulting from a gradual 25 basis point decrease in interest rates at the beginning of each quarter	(21)	(2.1)
At December 31, 2013:
Projected change in net interest income (reflects projected rate movements on January 1):
Change resulting from a gradual 25 basis point increase in interest rates at the beginning of each quarter	$13.8%
Change resulting from a gradual 25 basis point decrease in interest rates at the beginning of each quarter	(7)	(.4)
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
Operational Risk Management  Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events, including legal risk. Operational risk is relevant to every aspect of our business and covers a wide spectrum of risks. Our strategy is to manage operational risks in a cost effective manner, within targeted levels consistent with the risk appetite. The Operational Risk Management Framework ensures minimum standards of governance and organization over operational risk and internal control throughout HSBC Finance Corporation and covers all our businesses and operations (including all activities, processes and systems). During 2014, our risk profile was dominated by compliance and legal risks; the incidence and response to regulatory proceedings and other adversarial proceedings against financial services firms is significant. We have prioritized resources to develop and execute remedial actions to regulatory matters, including enhancing or adding internal controls and we closely monitor the possible impacts of litigation on our operational risk profile.
We have established an independent operational risk management discipline in North America, which is led by the HSBC North America Head of Operational Risk who reports to the HSBC North America Chief Risk Officer. The mission of the Operational Risk Committee, chaired by the HSBC North America Head of Operational Risk, is to provide governance and strategic oversight of the operational risk management framework, including the identification, assessment, monitoring and appetite for operational risk. Selected results and reports from this committee are communicated to the Risk Management Committee and subsequently to the Risk Committee of the Board of Directors. While management in the First Line of Defense is responsible for managing and controlling operational risk, the central operational risk function provides functional oversight by coordinating the following activities:

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
Management of operational risk includes identification, assessment, monitoring, mitigation, rectification, and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the operational risk management framework have been communicated by issuance of HSBC standards. Details and local application of the standards have been documented and communicated by issuance of a HSBC North America Operational Risk policy. Key elements of the policy and our operational risk management framework include:

•	business and function management is responsible for the assessment, identification, management, and reporting of their operational risks and monitoring the ongoing effectiveness of key controls;

•
material risks are assigned an overall risk prioritization / rating based on the typical and extreme assessments and considers the direct financial costs and the indirect financial impacts to the business. An assessment of the effectiveness of key controls that mitigate these risks is made. An operational risk database is used to record the risk and control assessments and track risk mitigation action plans. The risk assessments are reviewed at least annually, or as business conditions change;

•	key risk indicators are established and monitored where appropriate; and

•	the database is also used to track operational losses for analysis of root causes, comparison with risk assessments, lessons learned and capital modeling.
Management practices include standard reporting to senior management and the Operational Risk Committee of high risks, significant control deficiencies, risk mitigation action plans, losses and key risk indicators. We also monitor external operational risk events to ensure that we remain in line with best practice and take into account lessons learned from publicized operational failures within the financial services industry. Operational risk management is an integral part of the new product development and approval process and the employee performance management process, as applicable.
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
Compliance Risk Management  Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, rules, codes, regulations and standards of good market practice. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.
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
Our governance framework for Compliance Risk includes two leadership roles, the U.S. Head of Financial Crime Compliance and the U.S. Head of Regulatory Compliance, both with particular expertise and experience in U.S. laws and regulations.
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
Reputational risk relates to stakeholders’ perceptions, whether based on fact or otherwise. Stakeholder expectations are constantly changing and thus, reputational risk is dynamic and will vary between geographies, groups and individuals.
HSBC tolerates a limited degree of reputational risk arising from business activities or association where foreseeable reputational risk has been escalated to the appropriate level of management, carefully considered and/or mitigated and is determined to fall to acceptable risk thresholds as defined by HSBC Group's Risk Appetite Statement. Since reputational risk can arise from all aspects of operations and activities, we are required to articulate and track reputational risk in HSBC Group's Risk Appetite Statements.
Reputational risk is considered and assessed by the HSBC Group Management Board, the HSBC Group and local Board of Directors and senior management during the establishment of standards for all major aspects of business and the formulation of policy and products. These policies, which are an integral part of the internal control systems, are communicated through manuals and

HSBC Finance Corporation

statements of policy, internal communication and training. The policies set out operational procedures in all areas of reputational risk, including money laundering deterrence, economic sanctions, environmental impact, anti-corruption measures, employee relations, inappropriate market conduct and breach of regulatory duty and requirements.
We have taken steps over the past several years to de-risk our remaining business to reduce reputational risk. In addition, we continue to strengthen our internal control structure to minimize the risk of operational and financial failure and to ensure that a full appraisal of reputational risk is made before strategic decisions are taken.
The HSBC North America Risk Management Committee provides governance and oversight of reputational risk. The monthly Risk Map process assesses the level and direction of reputational risk and helps ensure appropriate management action is taken when necessary.
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
We have established a strong internal control structure to minimize the impact of strategic risk to our earnings and capital. All changes in strategy as well as the process in which new strategies are implemented are subject to detailed reviews and approvals at business line, functional, regional, board and the HSBC Group levels. This process is monitored by the Strategy and Planning function to ensure compliance with our policies and standards.
Security and Fraud Risk Management  The role of Security and Fraud Risk Management ("S&FR") is the protection of people, property, assets and information by reducing the risk to the business from terrorism, crime, incidents/disasters and groups hostile to our interests. To achieve this S&FR is organizationally part of the business it supports and they advise and assist senior executive management who have overall responsibility for security and fraud issues.
Security and fraud risk is managed at the HSBC Group level by Global Security and Fraud Risk. This unit, which has responsibility for physical risk, fraud, information and contingency risk, and geopolitical risk and the financial intelligence unit. This enables management to identify and mitigate the permutations of these and other non-financial risks to our business.

•
The Information Security Risk function is responsible for ensuring that our critical information assets are protected from compromise, corruption or loss, whether caused deliberately or inadvertently by internal or external parties.

The primary mechanisms for doing this are robust assessments of evolving threats (including cyber), layers of controls on what information is accessed, how it is stored and conveyed, and a series of technical defenses and monitoring operations to mitigate the risks of breaches causing harm or corruption to data or systems integrity.

•
The Fraud Risk function is responsible for ensuring that effective prevention, detection and investigation measures are in place against all forms of fraudulent activity, whether initiated internally or externally, and is available to support our business. To achieve this and to attain the level of integration needed to face the threat, the management of all types of fraud (e.g. internal fraud, including investigations) are established within one management structure and is part of the Global Risk function at the HSBC Group level.

We have a fraud systems strategy which is designed to provide minimum standards and allow easier sharing of best practices to detect fraud and minimize false alerts. We have developed a holistic and effective anti-fraud strategy which, in addition to the use of advanced technology, includes fraud prevention policies and practices, the implementation of strong internal controls, investigations response teams and liaison with law enforcement where appropriate.

•	The Contingency Risk function is responsible for ensuring that our critical systems, processes and functions have the resilience to maintain continuity in the face of major disruptive events.
Within this wider risk, Business Continuity Management covers the pre-planning for recovery, seeking to minimize the adverse effects of major business disruption, against a range of actual or emerging risks. Pre-planning concentrates on the protection of customer services, our staff, revenue generation, the integrity of data and documents and meeting regulatory requirements.
Our recovery plan is developed following the completion of a Business Impact Analysis. This determines how much time the we could sustain an outage before the level of losses becomes unacceptable. These plans are reviewed and tested annually. The planning is undertaken in accordance with HSBC Group policy and standards and we confirm in an annual compliance

HSBC Finance Corporation

certificate we have meet these policies and standards. Exceptions, if any, these are raised and their short-term resolution is overseen by HSBC Group and regional business continuity teams.
It is important that plans are dynamic and meet all risks, particularly those of an emerging nature such as possible pandemics and cyber-attacks. The Operational Risk Management Framework is used to measure our resilience to these risks, and is confirmed to HSBC Group and regional risk committees.
Resilience is managed through various risk mitigation measures. These includes agreeing upon acceptable recovery times of systems, ensuring our critical buildings have the correct infrastructure to enable ongoing operations, requiring critical vendors to have their own recovery plans and arranging for appropriate levels of insurance to cover business interruption costs.
Model Risk Management In order to manage the risks arising out of the use of incorrect or misused model output or reports, a comprehensive Model Risk Governance framework has been established that provides oversight and challenge to all models across HSBC North America. This framework includes a HSBC North America Model Standards Policy that was enhanced during the second quarter of 2014 and brought into alignment with model risk management regulations. As a result of these enhancements, the model and non-model inventory was updated and will be maintained on a periodic basis. Each area that uses models has developed model management procedures which align with the Model Standards Policy. A Model Risk Measurement framework was also developed and implemented to measure, mitigate and monitor model risk across HSBC North America. Model risk management training was also developed and implemented across HSBC North America to increase the understanding of models and model risk. Additionally, the HSBC North America Model Oversight Committee was reestablished to manage Model Risk Governance on an ongoing basis.
Independent Model Review ("IMR") functions are responsible for providing effective challenge of models and critical processes implemented for use within HSBC North America. Reviews are conducted in-line with supervisory guidance on model risk management issued by the OCC and Federal Reserve as well as other applicable internal and regulatory guidelines. Effective challenge is defined as a critical analysis by objective, informed parties who can identify model limitations and assumptions and produce appropriate changes. IMR’s activities are separate from the model development process to ensure that incentives are aligned with the function’s role to challenge models and identify model limitations, and the authority and access provided by the HSBC North America Board provides the function with the necessary influence to ensure that its recommendations are acted upon. The independent model review process assesses model development, implementation, use, validation, and governance. IMR scope covers models reported on our model inventory and critical non-model processes. Examples of models and processes that IMR reviews include: Basel II Credit and Operational Risk, Comprehensive Capital Analysis and Review, Internal Capital Adequacy Assessment Process, Economic Capital, Allowance for Loan and Lease Losses, Loss Forecasting, Retail Credit Risk Management, and Anti Money Laundering.
Pension Risk Management Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations. Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC USA into a single HSBC North America qualified defined benefit plan. As of January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2014, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $490 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 16, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

HSBC Finance Corporation

New Accounting Pronouncements to be Adopted in Future Periods

Residential Real Estate Collateralized Consumer Mortgage Loans In January 2014, the FASB issued an Accounting Standards Update to define an in-substance repossession or foreclosure of residential real estate for purposes of determining whether or not an entity should derecognize a consumer mortgage loan collateralized by that real estate. Under the standard, an in-substance repossession or foreclosure has occurred if the entity has obtained legal title to the real estate as a result of the completion of a foreclosure (even if the borrower has rights to reclaim the property after the foreclosure upon the payment of certain amounts specified by law), or if, through a deed in lieu of foreclosure or other legal agreement, the borrower conveys all interest in the real estate to the entity in satisfaction of the loan. The standard also requires entities to disclose both the amount of foreclosed residential real estate held as well as the recorded investment in consumer mortgage loans collateralized by residential real estate that the entity is in the process of foreclosing upon. The new guidance is effective for all annual and interim periods beginning January 1, 2015. The adoption of this standard will not have a significant impact on our financial statements.

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
FASB – Financial Accounting Standards Board.
Federal Reserve – The Federal Reserve Board, the principal regulator of HSBC North America.
FDIC – Federal Deposit Insurance Corporation.
Foreign Exchange Contract or Currency Swap– A contract used to minimize our exposure to changes in foreign currency exchange rates.
FVO – Fair value option.
G-SIBs – Global systemically important banks..
Group Reporting Basis – A non-GAAP measure of reporting results using financial information prepared on the basis of HSBC Group's accounting and reporting policies which apply International Financial Reporting Standards.
HSBC Affiliate – Any direct or indirect subsidiary of HSBC outside of our consolidated group of entities.
IASB – International Accounting Standards Board.
IFRSs – International Financial Reporting Standards.
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

HSBC Finance Corporation

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
REO – Real estate owned.
ROA – Return on Average Assets – Income (loss) from continuing operations after tax as a percentage of average assets.
ROE – Return on Average Common Shareholder’s Equity – Income (loss) from continuing operations after tax less dividends on preferred stock as a percentage of average common shareholder’s equity.
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
TDR Loans – Troubled debt restructurings, which are receivables for which the original contractual terms have been modified to provide for terms that are at less than a market rate of interest for new receivables because of deterioration in the borrower’s financial status.
U.S. GAAP – Generally accepted accounting principles in the United States.

HSBC Finance Corporation

CREDIT QUALITY STATISTICS – CONTINUING OPERATIONS

	2014	2013	2012	2011	2010
	(dollars are in millions)
Two-Month-and-Over Contractual Delinquency Ratios for Receivables and Receivables Held for Sale:
Real estate secured	8.81%	14.44%	17.16%	18.98%	16.56%
Personal non-credit card	—	—	3.24	9.35	10.94
Total	8.81%	14.44%	16.03%	17.93%	15.85%
Ratio of Net Charge-offs to Average Receivables for the Year(1)
Real estate secured	2.91%	4.61%	6.70%	7.13%	9.50%
Personal non-credit card	—	—	4.47	11.84	22.65
Total	2.84%	4.44%	6.59%	7.69%	11.30%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables(1)	2.99%	4.84%	6.94%	7.58%	10.01%
Nonaccrual Receivables:
Real estate secured	$1,024	$1,769	$3,032	$6,544	$6,356
Personal non-credit card	—	—	—	330	530
Nonaccrual receivables held for sale	509	1,422	2,161	—	4
Total	$1,533	$3,191	$5,193	$6,874	$6,890
Real Estate Owned	$159	$323	$227	$299	$962

(1)
See “Credit Quality” in this MD&A for discussion of the trends between years for the ratio of net charge-offs to average receivables and the ratio of real estate charge-offs and REO expense as a percent of average real estate secured receivables.

HSBC Finance Corporation

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – CONTINUING OPERATIONS

	2014	2013	2012	2011	2010
	(dollars are in millions)
Total Credit Loss Reserves at January 1	$3,273	$4,607	$5,952	$5,512	$7,275
Provision for Credit Losses	(365)	(21)	2,224	4,418	5,346
Charge-offs(1):
Real estate secured:
First lien	(657)	(1,186)	(2,094)	(2,527)	(3,811)
Second lien	(197)	(335)	(538)	(827)	(1,456)
Total real estate secured receivables	(854)	(1,521)	(2,632)	(3,354)	(5,267)
Personal non-credit card	—	—	(389)	(1,127)	(2,329)
Total receivables charged off	(854)	(1,521)	(3,021)	(4,481)	(7,596)
Recoveries:
Real estate secured:
First lien	84	112	60	34	43
Second lien	59	38	58	60	69
Total real estate secured receivables	143	150	118	94	112
Personal non-credit card	18	50	299	409	375
Total recoveries on receivables	161	200	417	503	487
Reserves on Personal Non-Credit Card Receivables Transferred to Held for Sale	—	—	(965)	—	—
Other, net	2	8	—	—	—
Credit Loss Reserves:
Real estate secured	2,217	3,273	4,607	4,912	4,187
Personal non-credit card	—	—	—	1,040	1,325
Total Credit Loss Reserves at December 31	$2,217	$3,273	$4,607	$5,952	$5,512
Ratio of Credit Loss Reserves to(2):
Receivables	8.5%	11.3%	13.4%	12.0%	10.5%
Nonaccrual receivables	306.6	256.2	320.5	235.0	184.3

(1)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale a pool of real estate secured receivables that were carried at the lower of amortized cost or fair value of the collateral less cost to sell and recognized the existing credit loss reserves on these receivables as additional charge-off totaling $58 million during 2014, $164 million during 2013 and $333 million during 2012. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional information.

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

HSBC Finance Corporation

NET INTEREST MARGIN – CONTINUING OPERATIONS 2014 COMPARED WITH 2013

The following table shows the average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid and the average rate by each component for the years ended December 31, 2014 and 2013. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. During 2014 and 2013, there was no interest expense allocated to our discontinued operations.

	Average Outstanding		Average Rate(4)		Finance and Interest Income/ Interest Expense		Increase/(Decrease) Due to:
							Total Variance	Volume Variance(1)	Rate Variance(1)
	2014	2013	2014	2013	2014	2013
	(dollars are in millions)
Receivables:
Real estate secured	$26,150	$33,489	7.31%	6.71%	$1,911	$2,247	$(336)	$(524)	$188
Personal non-credit card(5)	(1)	750	—	22.13	—	166	(166)	(83)	(83)
Other	33	40	—	—	—	—	—	—	—
Total receivables	26,182	34,279	7.30	7.04	1,911	2,413	(502)	(588)	86
Noninsurance investments	6,239	5,738.45		.47	28	27	1	2	(1)
Interest related to income tax receivables	—	—	—	—	(13)	(2)	(11)	(11)	—
Total interest-earning assets	$32,421	$40,017	5.94%	6.09%	$1,926	$2,438	$(512)	$(453)	$(59)
Other assets	1,876	1,824
Total Assets	$34,297	$41,841
Debt:
Due to related party	$7,739	$8,664	2.87%	2.64%	$222	$229	(7)	(26)	19
Long-term debt	17,965	24,836	4.65	4.59	836	1,141	(305)	(320)	15
Total debt	$25,704	$33,500	4.12%	4.09%	$1,058	$1,370	$(312)	$(321)	$9
Other liabilities	2,014	1,419
Total liabilities	27,718	34,919
Preferred securities	1,575	1,575
Common shareholder’s equity	5,004	5,347
Total Liabilities and Shareholders’ Equity	$34,297	$41,841
Net Interest Margin(2)			2.68%	2.67%	$868	$1,068	$(200)	$(132)	$(68)
Interest Spreads(3)			1.82%	2.00%

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

	Average Outstanding		Average Rate(4)		Finance and Interest Income/ Interest Expense		Increase/(Decrease) Due to:
							Total Variance	Volume Variance(1)	Rate Variance(1)
	2013	2012	2013	2012	2013	2012
	(dollars are in millions)
Receivables:
Real estate secured	$33,489	$39,135	6.71%	6.67%	$2,247	$2,612	$(365)	$(379)	$14
Personal non-credit card(5)	750	3,928	22.13	19.73	166	775	(609)	(693)	84
Other	40	49	—	—	—	—	—	—	—
Total receivables	34,279	43,112	7.04	7.86	2,413	3,387	(974)	(646)	(328)
Noninsurance investments	5,738	4,840.47		.68	27	33	(6)	6	(12)
Interest related to income tax receivables	—	—	—	—	(2)	3	(5)	(5)	—
Total interest-earning assets	$40,017	$47,952	6.09%	7.14%	$2,438	$3,423	$(985)	$(523)	$(462)
Other assets	1,824	1,575
Total Assets	$41,841	$49,527
Debt:
Commercial paper	$—	$1,647	—%	.30%	$—	$5	$(5)	$(3)	$(2)
Due to related party	8,664	8,045	2.64	2.27	229	183	46	15	31
Long-term debt	24,836	34,502	4.59	4.69	1,141	1,619	(478)	(446)	(32)
Total debt	$33,500	$44,194	4.09%	4.09%	$1,370	$1,807	$(437)	$(438)	$1
Other liabilities	1,419	6,448
Total liabilities	34,919	50,642
Preferred securities	1,575	1,575
Common shareholder’s equity	5,347	(2,690)
Total Liabilities and Shareholders’ Equity	$41,841	$49,527
Net Interest Margin(2)			2.67%	3.37%	$1,068	$1,616	$(548)	$(85)	$(463)
Interest Spreads(3)			2.00%	3.05%

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
Group Reporting Basis A non-U.S. GAAP measure of reporting results in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards. For a reconciliation of Group Reporting Basis results to the comparable owned basis amounts, see Note 18, “Business Segments,” in the accompanying consolidated financial statements.
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
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures The following table provides a reconciliation for selected equity ratios:

	2014	2013	2012	2011	2010
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$5,548	$5,086	$4,530	$5,351	$6,145
Exclude:
Fair value option adjustment	(75)	(99)	(182)	(755)	(453)
Unrealized (gains) losses on cash flow hedging instruments	51	97	358	494	575
Postretirement benefit plan adjustments, net of tax	14	11	26	11	—
Unrealized losses on investments and interest-only strip receivables	—	—	(116)	(102)	(74)
Intangible assets	—	—	—	(514)	(605)
Tangible common equity	$5,538	$5,095	$4,616	$4,485	$5,588
Tangible shareholders’ equity:
Tangible common equity	$5,538	$5,095	$4,616	$4,485	$5,588
Preferred stock	1,575	1,575	1,575	1,575	1,575
Mandatorily redeemable preferred securities of HSBC Finance Capital Trust IX(1)	1,000	1,000	1,000	1,000	1,000
Tangible shareholders’ equity	$8,113	$7,670	$7,191	$7,060	$8,163
Tangible assets:
Total assets	$31,960	$37,872	$46,778	$63,567	$77,255
Exclude:
Intangible assets	—	—	—	(514)	(605)
Derivative financial assets	—	—	—	—	(75)
Tangible assets	$31,960	$37,872	$46,778	$63,053	$76,575
Equity ratios:
Common and preferred equity to total assets	22.29%	17.59%	13.05%	10.90%	9.99%
Tangible common equity to tangible assets	17.33	13.45	9.87	7.11	7.30
Tangible shareholders’ equity to tangible assets	25.38	20.25	15.37	11.20	10.66

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

Item 8.    Financial Statements and Supplementary Data.

Our 2014 Financial Statements meet the requirements of Regulation S-X. The 2014 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
HSBC Finance Corporation:

We have audited the accompanying consolidated balance sheet of HSBC Finance Corporation and subsidiaries, an indirect and wholly-owned subsidiary of HSBC Holdings plc, as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC Finance Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP
Chicago, Illinois
February 23, 2015

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2014	2013	2012
	(in millions)
Interest income	$1,926	$2,438	$3,423
Interest expense on debt held by:
HSBC affiliates	222	229	183
Non-affiliates	836	1,141	1,594
Interest expense	1,058	1,370	1,777
Net interest income	868	1,068	1,646
Provision for credit losses	(365)	(21)	2,224
Net interest income (loss) after provision for credit losses	1,233	1,089	(578)
Other revenues:
Derivative related income (expense)	(303)	145	(207)
Gain (loss) on debt designated at fair value and related derivatives	208	228	(449)
Servicing and other fees from HSBC affiliates	28	26	35
Lower of amortized cost or fair value adjustment on receivables held for sale	201	536	(1,529)
Other income (loss)	92	(54)	31
Total other revenues	226	881	(2,119)
Operating expenses:
Salaries and employee benefits	197	229	183
Occupancy and equipment expenses, net	36	36	44
Real estate owned expenses	19	74	90
Other servicing and administrative expenses	165	312	487
Support services from HSBC affiliates	271	281	310
Total operating expenses	688	932	1,114
Income (loss) from continuing operations before income tax	771	1,038	(3,811)
Income tax expense (benefit)	224	325	(1,406)
Income (loss) from continuing operations	547	713	(2,405)
Discontinued operations (Note 3):
Income (loss) from discontinued operations before income tax	(27)	(249)	2,521
Income tax benefit (expense)	3	72	(961)
Income (loss) from discontinued operations	(24)	(177)	1,560
Net income (loss)	$523	$536	$(845)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31,	2014	2013	2012
	(in millions)
Net income (loss)	$523	$536	$(845)
Other comprehensive income, net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	45	261	136
Securities available-for-sale, not other-than temporarily impaired	—	(115)	12
Other-than-temporarily impaired debt securities available-for-sale	—	(1)	2
Pension and postretirement benefit plan adjustments	(2)	15	(15)
Foreign currency translation adjustments	—	(11)	4
Other comprehensive income, net of tax	43	149	139
Total comprehensive income (loss)	$566	$685	$(706)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	December 31, 2014	December 31, 2013
	(in millions, except share data)
Assets
Cash	$157	$175
Interest bearing deposits with banks	2,000	—
Securities purchased under agreements to resell	3,863	6,924
Receivables, net (including $3.0 billion and $4.0 billion at December 31, 2014 and 2013, respectively, collateralizing long-term debt and net of credit loss reserves of $2.2 billion and $3.3 billion at December 31, 2014 and 2013, respectively)	21,242	24,173
Receivables held for sale	860	2,047
Properties and equipment, net	63	68
Real estate owned	159	323
Deferred income taxes, net	2,444	2,580
Other assets	1,109	1,417
Assets of discontinued operations	63	165
Total assets	$31,960	$37,872
Liabilities
Debt:
Due to affiliates (including $512 million and $496 million at December 31, 2014 and 2013, respectively, carried at fair value)	$6,945	$8,742
Long-term debt (including $6.8 billion and $8.0 billion at December 31, 2014 and 2013, respectively, carried at fair value and $1.5 billion and $2.2 billion at December 31, 2014 and 2013, respectively, collateralized by receivables)	16,427	20,839
Total debt	23,372	29,581
Derivative related liabilities	82	—
Liability for postretirement benefits	221	228
Other liabilities	1,091	1,299
Liabilities of discontinued operations	71	103
Total liabilities	24,837	31,211
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued at December 31, 2014 and 2013)	—	—
Additional paid-in-capital	23,987	23,968
Accumulated deficit	(18,374)	(18,774)
Accumulated other comprehensive loss	(65)	(108)
Total common shareholder’s equity	5,548	5,086
Total shareholders’ equity	7,123	6,661
Total liabilities and shareholders’ equity	$31,960	$37,872

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Year Ended December 31,	2014	2013	2012
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,575	$1,575	$1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in-capital
Balance at beginning of period	23,968	23,974	23,966
Employee benefit plans, including transfers and other	19	(6)	8
Balance at end of period	23,987	23,968	23,974
Accumulated deficit
Balance at beginning of period	(18,774)	(19,187)	(18,219)
Net income (loss)	523	536	(845)
Dividends on preferred stock	(123)	(123)	(123)
Balance at end of period	(18,374)	(18,774)	(19,187)
Accumulated other comprehensive loss
Balance at beginning of period	(108)	(257)	(396)
Other comprehensive income	43	149	139
Balance at end of period	(65)	(108)	(257)
Total common shareholder’s equity at end of period	5,548	5,086	4,530
Total shareholders' equity at end of period	$7,123	$6,661	$6,105

Shares of preferred stock
Number of shares at beginning and end of period	576,000	576,000	576,000
Shares of common stock
Number of shares at beginning and end of period	68	68	68

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2014	2013	2012
	(in millions)
Cash flows from operating activities
Net income (loss)	$523	$536	$(845)
Income (loss) from discontinued operations	(24)	(177)	1,560
Income (loss) from continuing operations	547	713	(2,405)
Adjustments to reconcile income to net cash used in operating activities:
Provision for credit losses	(365)	(21)	2,224
Lower of amortized cost or fair value adjustment on receivables held for sale	(201)	(536)	1,529
(Gain) loss on sale of real estate owned, including lower of amortized cost or fair value adjustments	(20)	8	44
Depreciation and amortization	9	8	7
Mark-to-market on debt designated at fair value and related derivatives	59	90	852
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	(799)	(445)	(621)
Deferred income tax (benefit) provision	116	1,242	(448)
Net change in other assets	328	(72)	(77)
Net change in other liabilities	(136)	(109)	(333)
Other, net	68	121	331
Cash provided by (used in) operating activities – continuing operations	(394)	999	1,103
Cash provided by (used in) operating activities – discontinued operations	41	(239)	2,161
Cash provided by (used in) operating activities	(353)	760	3,264
Cash flows from investing activities
Securities:
Purchased	—	—	(46)
Matured	—	—	89
Sold	—	—	124
Net change in short-term securities available-for-sale	—	80	(56)
Net change in securities purchased under agreements to resell	3,060	(4,763)	(1,240)
Net change in interest bearing deposits with banks	(2,000)	1,371	(231)
Receivables:
Net collections	2,046	2,872	3,085
Proceeds from sales of receivables	2,242	6,095	—
Proceeds from sales of real estate owned	442	640	579
Purchases of properties and equipment	—	(6)	(3)
Cash provided by investing activities – continuing operations	5,790	6,289	2,301
Cash provided by investing activities – discontinued operations	—	215	9,508
Cash provided by investing activities	5,790	6,504	11,809

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2014	2013	2012
	(in millions)
Cash flows from financing activities
Debt:
Net change in commercial paper	—	—	(4,026)
Net change in due to affiliates	(1,813)	(329)	759
Long-term debt retired	(3,524)	(7,011)	(11,408)
Shareholders’ dividends	(123)	(123)	(123)
Cash used in financing activities – continuing operations	(5,460)	(7,463)	(14,798)
Cash used in financing activities – discontinued operations	—	—	(196)
Cash used in financing activities	(5,460)	(7,463)	(14,994)
Net change in cash	(23)	(199)	79
Cash at beginning of period(1)	198	397	318
Cash at end of period(2)	$175	$198	$397
Supplemental Cash Flow Information:
Interest paid	$1,099	$1,420	$1,913
Income taxes paid during period	32	8	2,226
Income taxes refunded during period	278	889	1,498
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$258	$744	$551
Transfer of receivables to held for sale	909	2,130	6,756

(1)	Cash at beginning of period includes $23 million, $200 million and $103 million for discontinued operations as of January 1, 2014, 2013 and 2012, respectively.

(2)	Cash at end of period includes $18 million, $23 million and $200 million for discontinued operations as of December 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	98	12	Income Taxes	127
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	98	13	Redeemable Preferred Stock	131
3	Discontinued Operations	104	14	Accumulated Other Comprehensive Loss	131
4	Securities Purchased Under Agreements to Resell	106	15	Share-Based Plans	133
5	Receivables	106	16	Pension and Other Postretirement Benefits	134
6	Credit Loss Reserves	112	17	Related Party Transactions	136
7	Receivables Held for Sale	114	18	Business Segments	139
8	Properties and Equipment, Net	118	19	Variable Interest Entities	143
9	Long-Term Debt	119	20	Fair Value Measurements	144
10	Fair Value Option	121	21	Commitments and Contingent Liabilities	150
11	Derivative Financial Instruments	122	22	Litigation and Regulatory Matters	150

1.	Organization

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC” and, together with its subsidiaries, "HSBC Group"). HSBC Finance Corporation and its subsidiaries may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” Historically, HSBC Finance Corporation provided middle-market consumers with several types of loan products in the United States. While we no longer originate any receivable products, our lending products historically included real estate secured, auto finance, personal non-credit card, MasterCard, Visa, American Express and Discover credit card receivables as well as private label receivables in the United States. We also historically offered tax refund anticipation loans and related products in the United States. Additionally, we also previously offered credit and specialty insurance in the United States and Canada. We have one reportable segment: Consumer, which consists of the run-off real estate secured receivable portfolio of our Consumer Lending and Mortgage Services businesses.

2.	Summary of Significant Accounting Policies and New Accounting Pronouncements

Summary of Significant Accounting Policies
Basis of Presentation The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant losses recognized prior to 2013 and the challenges we anticipate with respect to a sustained return to profitability under prevailing and forecasted economic conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund continuing operations.
The consolidated financial statements include the accounts of HSBC Finance Corporation and all subsidiaries including all variable interest entities (“VIEs”) in which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE is an entity in which the equity investment at risk is not sufficient to finance the entity's activities, the equity investors lack certain characteristics of a controlling financial interest, or voting rights are not proportionate to the economic interests of equity investors and the entity's activities are conducted primarily on behalf of an investor that has disproportionately few voting rights. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. We are involved with VIEs primarily in connection with our collateralized funding transactions. See Note 9, “Long-Term Debt,” for additional discussion of those activities and the use of VIEs.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and

HSBC Finance Corporation

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
Securities Purchased under Agreements to Resell Securities purchased under agreements to resell are treated as collateralized financing transactions and are carried at the amount advanced plus accrued interest. Interest income earned on these securities is included in net interest income. The collateral subject to the resale agreements consists of investment-grade securities and we obtain collateral with a market value in excess of the amount advanced. Collateral is valued daily and additional collateral is obtained or released when appropriate.
Securities During the first quarter of 2013, we liquidated our remaining investment portfolio of debt securities (comprising primarily corporate debt securities) and, as a result, do not hold any debt or equity securities at December 31, 2014 or December 31, 2013. Before the liquidation, our entire non-insurance investment securities portfolio was classified as available-for-sale and our entire insurance investment securities portfolio was reported in discontinued operations and included in the Insurance disposal group held for sale. See Note 3, “Discontinued Operations,” for additional discussion.
Receivables Held for Sale Receivables are classified as held for sale when management does not have the intent or the ability to hold the receivables for the foreseeable future or until maturity, payoff or ownership of the underlying property is obtained. Such receivables are carried at the lower of cost or fair value with any subsequent write downs or recoveries charged to other income. While receivables are held for sale, the carrying amounts of any unearned income, unamortized deferred fees or costs (on originated receivables), or discounts and premiums (on purchased receivables) are not amortized into earnings.
Receivables Finance receivables are carried at amortized cost, which represents the principal amount outstanding, net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Finance receivables are further reduced by credit loss reserves and unearned credit insurance premiums and claims reserves applicable to credit risk on our consumer receivables. Finance income, which includes interest income and amortization of deferred fees and costs on originated receivables and premiums or discounts on purchased receivables, is recognized using the effective yield method. Premiums and discounts, including purchase accounting adjustments on receivables, are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and generally amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs.
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

HSBC Finance Corporation

markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.
In setting our credit loss reserves, we specifically consider the credit quality and other risk factors for each of our products. We recognize the inherent loss characteristics in each of our products, and for certain products their vintages as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of receivables in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.
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
Continuing Operations:
Real estate secured
Carrying amounts in excess of fair value less cost to sell are generally charged-off at or before the time foreclosure is completed or settlement is reached with the borrower but, in any event, generally no later than the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued (which frequently occurs on second lien loans) and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), the account is generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent.(1)

Interest income accruals are suspended when principal or interest payments are more than three months contractually past due. Interest accruals are resumed and suspended interest recognized when the customer makes the equivalent of six qualifying payments under the terms of the loan, while maintaining a current payment status when we receive the sixth payment. If the re-aged receivable again becomes more than three months contractually delinquent, any interest accrued beyond three months delinquency is reversed. Interest income for all accounts that have been written down to the lower of amortized cost or fair value of the collateral less cost to sell is recognized on a cash basis as received.

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

HSBC Finance Corporation

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
Changes in the fair value of a derivative designated as a fair value hedge, along with the changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including changes in fair value on firm commitments), are recorded in the current period as derivative related income (expense) which is a component of other revenues in the consolidated statement of income (loss). Changes in the fair value of a derivative designated as a cash flow hedge, to the extent effective as a hedge, are recorded in accumulated other comprehensive income (loss), net of income taxes, and reclassified into net interest margin in the period during which the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other revenue as derivative related income (expense) in current period earnings. Realized gains and losses as well as changes in the fair value of derivative instruments associated with fixed rate debt we have designated at fair value are recognized in other revenues as gain (loss) on debt designated at fair value and related derivatives in the current period.
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

HSBC Finance Corporation

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
Foreign Currency Translation Effects of foreign currency translation in the statements of cash flows, primarily a result of the specialty insurance products we previously offered in Canada, are offset against the cumulative foreign currency adjustment within accumulated other comprehensive income. Foreign currency transaction gains and losses are included in income as they occur. As described in Note 3, “Discontinued Operations,” we completed the sale of our interests in substantially all of the subsidiaries of our Insurance business, which previously offered the specialty insurance products in Canada, in the second quarter of 2013.
Share-Based Compensation We use the fair value based method of accounting for awards of HSBC stock granted to employees under various restricted share unit and employee stock purchase plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to restricted share units is based upon the fair value on the date of grant and is charged to earnings over the requisite service period (e.g., vesting period).
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
Income Taxes HSBC Finance Corporation is included in HSBC North America's consolidated federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and HNAH Group included in the consolidated returns which governs the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. Generally, such agreements allocate taxes to members of the HNAH Group based on the calculation of tax on a separate return basis, adjusted for the utilization or limitation of tax credits of the consolidated group. To the extent all the tax attributes available cannot be currently utilized by the consolidated group, the proportionate share of the utilized attribute is allocated based on each affiliate's percentage of the available attribute computed in a manner that is consistent with the taxing jurisdiction's laws and regulations regarding the ordering of utilization. In addition, we file some separate company state tax returns.
We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating and other losses and for state tax credits. Deferred tax assets and liabilities are measured using the enacted tax rates including enacted rates for periods in which the deferred tax items are expected to be realized. If applicable, valuation allowances are recorded to reduce deferred tax assets to the amounts we conclude are more likely than not to be realized. Since we are included in HSBC North America's consolidated federal tax return and various combined state tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America consolidated level. We consider the HNAH Group's consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity. In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment.
Where a valuation allowance is determined to be necessary at the HNAH consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group in a manner that is systematic, rational and consistent with the broad principles of accounting

HSBC Finance Corporation

for income taxes. The methodology generally allocates the valuation allowance to the principal subsidiaries based primarily on the entity's relative contribution to the HNAH Group's consolidated deferred tax asset against which the valuation allowance is being recorded.
Further evaluation is performed at the HSBC Finance Corporation legal entity level to evaluate the need for a valuation allowance where we file separate company state income tax returns.
We recognize accrued interest related to uncertain tax positions in interest income in the consolidated statement of income (loss) and recognize penalties, if any, related to uncertain tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss).
Transactions with Related Parties In the normal course of business, we enter into transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, short-term investments, derivatives, servicing arrangements, information technology, item and statement processing services, centralized support services, banking and other miscellaneous services. Prior to 2013, we also sold receivables to related parties.
New Accounting Pronouncements Adopted The following new accounting pronouncements were adopted effective January 1, 2014:

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
On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries to Enstar for $153 million in cash and recorded a gain at sale of $21 million ($13 million after-tax), which is reflected in the table below. There were no assets or liabilities in our discontinued Insurance operations at either December 31, 2014 or December 31, 2013. The following table summarizes the operating results of our discontinued Insurance business for the periods presented:

Year Ended December 31,	2014	2013	2012
	(in millions)
Net interest income and other revenues(1)(2)	$—	$70	$167
Income (loss) from discontinued operations before income tax(2)	—	(10)	(162)

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

(2)
For the year ended December 31, 2012, amounts include the lower of amortized cost or fair value adjustment of $119 million, as discussed above, which was reported as a component of other revenues within discontinued operations.

Commercial In the second quarter of 2012, we began reporting our Commercial business in discontinued operations as there were no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. At

HSBC Finance Corporation

December 31, 2014 and December 31, 2013, assets of our Commercial business totaled $62 million and $63 million, respectively. Liabilities of our Commercial business totaled $1 million at December 31, 2013. There were no liabilities in our Commercial business at December 31, 2014. The following table summarizes the operating results of our discontinued Commercial business for the periods presented:

Year Ended December 31,	2014	2013	2012
	(in millions)
Net interest income and other revenues	$10	$22	$23
Income from discontinued operations before income tax	6	14	20
2011 Discontinued Operations:
Card and Retail Services On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. ("HSBC USA") and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”) for a premium of 8.75 percent of receivables. In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value. The total cash consideration was $11,786 million, which resulted in a pre-tax gain of $2,178 million ($1,421 million after-tax) being recorded during the second quarter of 2012. The majority of the employees in our Card and Retail Services business transferred to Capital One. As such, no significant one-time closure or severance costs were incurred as a result of this transaction. Our Card and Retail Services business is reported in discontinued operations.
The following table summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

Year Ended December 31,	2014	2013	2012
	(in millions)
Net interest income and other revenues(1)(2)	$—	$1	$3,342
Income (loss) from discontinued operations before income tax(2)(3)	(33)	(253)	2,649

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

(2)
For 2012, amounts include the gain on sale to Capital One of $2,178 million. For 2012, amounts also include a gain of $79 million resulting from the sale of account relationships to HSBC Bank USA which we had previously purchased from HSBC Bank USA in July 2004.

(3)
For 2014 and 2013, the amounts include expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One. We expect costs associated with the separation of the credit card operational infrastructure to continue in 2015. Additionally, 2014 and 2013 include an incremental expense of $7 million and $87 million recorded based on actions taken and actions planned to be taken in connection with an industry review of enhancement services products. For 2013, amounts also reflect a legal accrual of $40 million. See Note 22, "Litigation and Regulatory Matters," for further discussion of the legal matter.

At December 31, 2014 and December 31, 2013, assets of our discontinued Card and Retail Services business totaled $1 million and $102 million, respectively. Liabilities of our Card and Retail Services business totaled $71 million and $102 million, at December 31, 2014 and December 31, 2013, respectively, which primarily consists of certain legal accruals.
Through our discontinued Cards and Retail Services business, we previously offered or participated in the marketing, distribution, or servicing of products, such as identity theft protection and credit monitoring products, that were ancillary to the provision of credit to the consumer (enhancement services products). We ceased the marketing, distribution and servicing of these products by May 2012. The offering and administration of these, and other enhancement services products such as debt protection products, has been the subject of enforcement actions against other institutions by regulators, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation. These enforcement actions have resulted in orders to pay restitution to customers and the assessment of penalties in substantial amounts. We have made restitution to certain customers in connection with certain enhancement services products and we continue to cooperate with our regulators in connection with their on-going review. In light of the actions regulators have taken in relation to other credit card issuers regarding their enhancement services products, one or more regulators may order us to pay additional restitution to customers and/or impose civil money penalties or other relief arising from our prior offering and administration of such enhancement services products, and such amounts, if ordered by our regulators, may be material to our results of operations.

HSBC Finance Corporation

4.	Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("Resale Agreements") are treated as collateralized financing transactions and are carried on our balance sheet at the amount advanced plus accrued interest with a balance of $3.9 billion and $6.9 billion at December 31, 2014 and December 31, 2013, respectively, all of which were purchased from HSBC Securities (USA) Inc. ("HSI"). The collateral subject to the Resale Agreements consists of investment-grade securities, and we obtain collateral with a market value in excess of the amount advanced. Collateral is valued daily and additional collateral is obtained or released when appropriate.

5.	Receivables

Receivables consisted of the following:

	December 31, 2014	December 31, 2013
	(in millions)
Real estate secured:
First lien	$20,153	$23,568
Second lien	2,517	3,016
Total real estate secured receivables	22,670	26,584
Accrued interest income and other	789	862
Credit loss reserve for receivables	(2,217)	(3,273)
Total receivables, net	$21,242	$24,173
Deferred origination fees, net of costs, totaled $159 million and $183 million at December 31, 2014 and December 31, 2013, respectively, and are included in the receivable balance. Net unamortized premium on our receivables totaled $76 million and $102 million at December 31, 2014 and December 31, 2013, respectively, and are also included in the receivable balance.
Collateralized funding transactions  Secured financings previously issued under public trusts with a balance of $1,489 million at December 31, 2014 are secured by $2,999 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $2,200 million at December 31, 2013 were secured by $4,020 million of closed-end real estate secured receivables.
Age Analysis of Past Due Receivables The following tables summarize the past due status of our receivables at December 31, 2014 and December 31, 2013. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the terms of the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-aging.

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2014	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$1,572	$902	$2,474	$17,679	$20,153
Second lien	165	100	265	2,252	2,517
Total real estate secured receivables	$1,737	$1,002	$2,739	$19,931	$22,670

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2013	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$2,462	$1,538	$4,000	$19,568	$23,568
Second lien	249	192	441	2,575	3,016
Total real estate secured receivables	$2,711	$1,730	$4,441	$22,143	$26,584

HSBC Finance Corporation

(1)	Receivables less than 30 days past due are presented as current.

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

Contractual maturities Contractual maturities of our receivables (based upon final contractual maturities) are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Real estate secured:
First lien	$61	$51	$74	$87	$116	$19,764	$20,153
Second lien	14	19	22	22	45	2,395	2,517
Total real estate secured receivables	$75	$70	$96	$109	$161	$22,159	$22,670
As a substantial portion of consumer receivables, based on our experience, will be repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections.
The following table summarizes contractual maturities of receivables due after one year by repricing characteristic (based upon final contractual maturities):

At December 31, 2014	Over 1 But Within 5 Years	Over 5 Years
	(in millions)
Receivables at predetermined interest rates	$399	$19,893
Receivables at floating or adjustable rates	37	2,266
Total	$436	$22,159
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

	December 31, 2014	December 31, 2013
	(in millions)
Nonaccrual receivable portfolios:
Real estate secured(1)	$1,024	$1,769
Receivables held for sale(2)	509	1,422
Total nonaccrual receivables(3)	$1,533	$3,191

(1)
At December 31, 2014 and December 31, 2013, nonaccrual real estate secured receivables held for investment include $417 million and $639 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
For a discussion of the movements between the components of nonaccrual receivables, see Note 7, "Receivables Held for Sale," which includes discussion of the formal program introduced in the second quarter of 2013 to transfer receivables (meeting pre-determined criteria) to held for sale when the receivable is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies.

(3)
Nonaccrual receivables do not include receivables totaling $627 million and $953 million at December 31, 2014 and December 31, 2013, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

HSBC Finance Corporation

The following table provides additional information on our total nonaccrual receivables:

Year Ended December 31,	2014	2013	2012
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$354	$819	$1,100
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period	114	216	331
Troubled Debt Restructurings  We report as TDR Loans substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods. Additionally, we report as TDR Loans all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification. Since 2012, TDR Loans also include receivables discharged under Chapter 7 bankruptcy and not re-affirmed. Prior to the adoption of new accounting standards adopted during the third quarter of 2011, receivables which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications were considered TDR Loans, and loans which were granted re-ages were not considered TDR Loans as these were not considered permanent modification events.
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
The following table presents information about receivables and receivables held for sale which as a result of any account management action taken during the years ended December 31, 2014, 2013 and 2012 and became classified as TDR Loans.

Year Ended December 31,	2014	2013	2012
	(in millions)
Real estate secured:
First lien	$659	$1,358	$2,871
Second lien	86	166	329
Real estate secured receivables held for sale	70	298	364
Total real estate secured	815	1,822	3,564
Personal non-credit card receivables held for sale(1)	—	28	294
Total(2)	$815	$1,850	$3,858

(1)	As discussed more fully in Note 7, "Receivables Held for Sale," we sold our personal non-credit card receivable portfolio on April 1, 2013.

(2)	The following table summarizes the actions taken during the years ended December 31, 2014, 2013 and 2012 which resulted in the above receivables being classified as a TDR Loan.

Year Ended December 31,	2014	2013	2012
	(in millions)
Modifications, primarily interest rate modifications	$436	$692	$1,814
Re-age of past due account	379	1,158	2,044
Total	$815	$1,850	$3,858

HSBC Finance Corporation

Receivables and receivables held for sale reported as TDR Loans consisted of the following:

	December 31, 2014	December 31, 2013
	(in millions)
TDR Loans:(1)(2)
Real estate secured:
First lien(4)	$9,630	$10,633
Second lien(4)	915	1,047
Real estate secured receivables held for sale(3)	650	1,392
Total real estate secured TDR Loans	$11,195	$13,072

Credit loss reserves for TDR Loans:(5)
Real estate secured:
First lien	$1,738	$2,294
Second lien	244	360
Total credit loss reserves for real estate secured TDR Loans(3)	$1,982	$2,654

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

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

	December 31, 2014	December 31, 2013
	(in millions)
Real estate secured:
First lien	$9,931	$10,983
Second lien	1,050	1,188
Real estate secured receivables held for sale	1,004	2,587
Total real estate secured TDR Loans	$11,985	$14,758
At December 31, 2014 and December 31, 2013, the unpaid principal balances reflected above include $549 million and $92 million, respectively, which has received a reduction in the unpaid principal balance as part of an account management action.

(3)	There are no credit loss reserves associated with receivables classified as held for sale as they are carried at the lower of amortized cost or fair value.

(4)
At December 31, 2014 and December 31, 2013, TDR Loans held for investment totaling $517 million and $604 million, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	Included in credit loss reserves.

HSBC Finance Corporation

The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31,	2014	2013	2012
	(in millions)
Real estate secured:
First lien	$367	$765	$1,837
Second lien	53	116	259
Real estate secured receivables held for sale	33	342	365
Total real estate secured	453	1,223	2,461
Personal non-credit card receivables held for sale(1)	—	21	262
Total	$453	$1,244	$2,723

(1)	As discussed more fully in Note 7, "Receivables Held for Sale," we sold our personal non-credit card receivable portfolio on April 1, 2013.
The following table provides additional information relating to TDR Loans, including TDR Loans held for sale:

Year Ended December 31,	2014	2013	2012
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$11,342	$14,430	$14,657
Second lien	975	1,136	1,219
Total real estate secured	12,317	15,566	15,876
Personal non-credit card	—	144	925
Total average balance of TDR Loans	$12,317	$15,710	$16,801
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$782	$927	$871
Second lien	95	108	104
Total real estate secured	877	1,035	975
Personal non-credit card	—	40	174
Total interest income recognized on TDR Loans	$877	$1,075	$1,149
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
Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

	December 31, 2014		December 31, 2013
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien	$1,388	6.89%	$2,387	10.13%
Second lien	154	6.12	275	9.12
Real estate secured receivables held for sale	530	61.63	1,473	71.96
Total real estate secured	$2,072	8.81%	$4,135	14.44%

HSBC Finance Corporation

Nonperforming The following table summarizes the status of receivables and receivables held for sale:

	Accruing Loans	Nonaccrual Loans(3)	Total
	(in millions)
At December 31, 2014
Real estate secured(1)(2)	$21,646	$1,024	$22,670
Real estate secured receivables held for sale	351	509	860
Total	$21,997	$1,533	$23,530
At December 31, 2013
Real estate secured(1)(2)	$24,815	$1,769	$26,584
Real estate secured receivables held for sale	625	1,422	2,047
Total	$25,440	$3,191	$28,631

(1)
At December 31, 2014 and December 31, 2013, nonaccrual real estate secured receivables held for investment include $417 million and $639 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
At December 31, 2014 and December 31, 2013, nonaccrual real estate secured receivables held for investment include $739 million and $1,245 million, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

(3)
Nonaccrual loans do not include receivables totaling $627 million and $953 million at December 31, 2014 and December 31, 2013, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

Troubled debt restructurings  See discussion of TDR Loans above for further details on this credit quality indicator.

HSBC Finance Corporation

6.	Credit Loss Reserves

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the years ended December 31, 2014, 2013 and 2012:

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Year Ended December 31, 2014:
Credit loss reserve balance at beginning of period	$2,777	$496	$—	$3,273
Provision for credit losses	(308)	(39)	(18)	(365)
Net charge-offs:
Charge-offs(2)	(657)	(197)	—	(854)
Recoveries	84	59	18	161
Total net charge-offs	(573)	(138)	18	(693)
Other	2	—	—	2
Credit loss reserve balance at end of period	$1,898	$319	$—	$2,217
Reserve components:
Collectively evaluated for impairment	$152	$74	$—	$226
Individually evaluated for impairment(1)	1,713	244	—	1,957
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	32	1	—	33
Receivables acquired with deteriorated credit quality	1	—	—	1
Total credit loss reserves	$1,898	$319	$—	$2,217
Receivables:
Collectively evaluated for impairment	$10,346	$1,591	$—	$11,937
Individually evaluated for impairment(1)	9,133	895	—	10,028
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	664	29	—	693
Receivables acquired with deteriorated credit quality	10	2	—	12
Total receivables	$20,153	$2,517	$—	$22,670
Year Ended December 31, 2013:
Credit loss reserve balance at beginning of period	$3,867	$740	$—	$4,607
Provision for credit losses	(24)	53	(50)	(21)
Net charge-offs:
Charge-offs(2)	(1,186)	(335)	—	(1,521)
Recoveries	112	38	50	200
Total net charge-offs	(1,074)	(297)	50	(1,321)
Other	8	—	—	8
Credit loss reserve balance at end of period	$2,777	$496	$—	$3,273
Reserve components:
Collectively evaluated for impairment	$469	$135	$—	$604
Individually evaluated for impairment(1)	2,256	360	—	2,616
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	51	1	—	52
Receivables acquired with deteriorated credit quality	1	—	—	1
Total credit loss reserves	$2,777	$496	$—	$3,273

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Receivables:
Collectively evaluated for impairment	$12,656	$1,961	$—	$14,617
Individually evaluated for impairment(1)	10,073	1,003	—	11,076
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	830	49	—	879
Receivables acquired with deteriorated credit quality	9	3	—	12
Total receivables	$23,568	$3,016	$—	$26,584
Year Ended December 31, 2012:
Credit loss reserve balance at beginning of period	$4,089	$823	$1,040	$5,952
Provision for credit losses(3)	1,812	397	15	2,224
Net charge-offs:
Charge-offs(2)	(2,094)	(538)	(389)	(3,021)
Recoveries	60	58	299	417
Total net charge-offs	(2,034)	(480)	(90)	(2,604)
Reserves on receivables transferred to held for sale	—	—	(965)	(965)
Credit loss reserve balance at end of period	$3,867	$740	$—	$4,607
Reserve components:
Collectively evaluated for impairment	$722	$215	$—	$937
Individually evaluated for impairment(1)	3,010	523	—	3,533
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	131	1	—	132
Receivables acquired with deteriorated credit quality	4	1	—	5
Total credit loss reserves	$3,867	$740	$—	$4,607
Receivables:
Collectively evaluated for impairment	$16,012	$2,414	$—	$18,426
Individually evaluated for impairment(1)	11,233	1,155	—	12,388
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	2,043	66	—	2,109
Receivables acquired with deteriorated credit quality	13	3	—	16
Total receivables	$29,301	$3,638	$—	$32,939

(1)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $517 million, $604 million and $1,488 million at December 31, 2014, 2013 and 2012, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $25 million, $38 million and $94 million at December 31, 2014, 2013 and 2012, respectively. These receivables and credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during 2014, 2013 and 2012 that were carried at the lower of amortized cost or fair value of the collateral less cost to sell. Accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $58 million during 2014, $164 million during 2013 and $333 million during 2012.

(3)
Provision for credit losses during 2012 includes $112 million related to the lower of amortized cost or fair value attributable to credit for personal non-credit card receivables transferred to held for sale at June 30, 2012. See Note 7, "Receivables Held for Sale," for additional information.

We historically have estimated probable losses for real estate secured receivables collectively evaluated for impairment which do not qualify as a troubled debt restructure using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. As previously disclosed in 2012, our regulators indicated they would like us to more closely align our loss coverage period implicit within the roll rate methodology with U.S. bank industry practice. During 2012, we extended our loss emergence period from 7 months to 12 months for U.S. GAAP. As a result, during 2012, we increased credit loss reserves by approximately $350 million for these loans.

HSBC Finance Corporation

7.	Receivables Held for Sale

Real Estate Secured Receivables Real estate secured receivables held for sale which are carried at the lower of amortized cost or fair value totaled $860 million and $2,047 million at December 31, 2014 and December 31, 2013, respectively.
As discussed in prior filings, during the second quarter of 2013, we adopted a formal program to initiate sale activities for first lien real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During 2014 and 2013, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $1,390 million and $3,612 million, respectively, at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $1,080 million and $2,506 million for 2014 and 2013, respectively. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor would incorporate a number of assumptions in predicting future cash flows, such as differences in overall cost of capital assumptions, which may result in a lower estimate of fair value for the cash flows associated with the receivables. Accordingly, during 2014 and 2013 we recorded as a component of total other revenues in the consolidated statement of income, a lower of amortized cost or fair value adjustment of $113 million and $212 million, respectively, associated with the newly transferred loans, all of which was attributable to non-credit related factors as these receivables were already carried at the lower of amortized cost or fair value of the collateral less cost to sell.
During 2014, we sold real estate secured receivables in multiple transactions to third-party investors with an aggregate unpaid principal balance of $2,927 million (aggregate carrying value of $2,152 million) at the time of sale, which included $1,383 million (aggregate carrying value of $996 million) that was sold during the fourth quarter of 2014. Aggregate cash consideration received during 2014 for these real estate secured receivables totaled $2,242 million. We incurred a gain on these transactions of approximately $63 million during 2014, net of transaction fees and any lower of amortized cost or fair value adjustments recorded upon sale since the last quarterly reporting date prior to sale.
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
We expect that receivables held for sale at December 31, 2014 will be sold in multiple transactions generally over the next 15 months or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as REO and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. Accordingly, based on the projected timing of loan sales and the expected flow of foreclosure volume into REO over the next 15 months, a portion of the real estate secured receivables classified as held for sale will ultimately become REO. As a result, a portion of the fair value adjustment on receivables held for sale may be reversed in earnings over time. This estimate of fair value is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity. The following table summarizes the activity of real estate secured receivables either transferred to REO or sold in a short sale during 2014, 2013 and 2012.

	2014	2013	2012
	(in millions)
Carrying value of real estate secured receivables:
Transferred to REO after obtaining title to the underlying collateral	$182	$529	$168
Short sales	61	182	96
Impact to lower of amortized cost or fair value adjustment previously recorded resulting from the transfer to REO or short sales:
Transferred to REO after obtaining title to the underlying collateral	5	(40)	(50)
Short Sales	3	(22)	(20)

HSBC Finance Corporation

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

HSBC Finance Corporation

Receivable Held for Sale Activity During the Period The following table summarizes the activity in receivables held for sale during 2014, 2013 and 2012:

	Real Estate Secured	Personal Non-Credit Card	Total
	(in millions)
Year Ended December 31, 2014:
Real estate secured receivables held for sale at beginning of period	$2,047	$—	$2,047
Real estate secured receivables sold	(2,152)	—	(2,152)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	314	—	314
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(243)	—	(243)
Change in real estate secured receivable balance, including collections	30	—	30
Transfer of real estate secured receivables into held for investment at the lower of amortized cost or fair value(1)	(45)	—	(45)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(2)	909	—	909
Real estate secured receivables held for sale at end of period(3)	$860	$—	$860
Year Ended December 31, 2013:
Receivables held for sale at beginning of period	$3,022	$3,181	$6,203
Receivable sales:
First lien real estate secured	(3,127)	—	(3,127)
Personal non-credit card receivables	—	(2,947)	(2,947)
Lower of amortized cost or fair value adjustment on receivables held for sale	830	(82)	748
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(711)	—	(711)
Change in receivable balance, including collections	(97)	(152)	(249)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(2)	2,130	—	2,130
Receivables held for sale at end of period(3)	$2,047	$—	$2,047
Year Ended December 31, 2012:
Receivables held for sale at beginning of period	$—	$—	$—
Lower of amortized cost or fair value adjustment on receivables held for sale	(3)	21	18
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(264)	—	(264)
Change in receivable balance, including collections	2	(309)	(307)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(2)	3,287	3,469	6,756
Receivables held for sale at end of period(3)	$3,022	$3,181	$6,203

(1)
During 2014, we identified a small number of receivables held for sale which did not meet our criteria to be classified as held for sale. As a result we transferred these receivables to held for investment at the lower of amortized cost or fair value.

(2)
The initial lower of amortized cost or fair value adjustment on receivables transferred into held for sale during 2014, 2013 and 2012 totaled $113 million, $212 million and $1,659 million, respectively.

(3)
The following table provides a rollforward of our valuation allowance for 2014, 2013 and 2012. At December 31, 2014, the valuation allowance is zero as the fair value of the pool of receivables held for sale at December 31, 2014 exceeds the carrying value as these receivables are carried at the lower of amortized cost or fair value. See Note 20, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

HSBC Finance Corporation

Year Ended December 31,	2014	2013	2012
	(in millions)
Balance at beginning of period	$329	$1,452	$—
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	113	212	1,547
Release of valuation allowance resulting from improvements in fair value	(314)	(748)	(18)
Valuation allowance on real estate secured receivables transferred to held for investment	(10)	—	—
Change in valuation allowance for loans sold	149	(183)	—
Change in valuation allowance for collections, charged-off, transferred to REO or short sale	(267)	(404)	(77)
Balance at end of period	$—	$329	$1,452
The following table summarizes the components of the lower of amortized cost or fair value adjustment recorded in other revenues during 2014, 2013 and 2012:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
	Fair Value	REO	Short Sales	Total
	(in millions)
(Income)/Expense:
Year Ended December 31, 2014:
Initial lower of amortized cost or fair value adjustment	$113	$—	$—	$113
Subsequent to initial transfer to held for sale	(322)	5	3	(314)
Lower of amortized cost or fair value adjustment recorded through other revenues(1)	$(209)	$5	$3	$(201)

Year Ended December 31, 2013:
Initial lower of amortized cost or fair value adjustment	$212	$—	$—	$212
Subsequent to initial transfer to held for sale	(686)	(40)	(22)	(748)
Lower of amortized cost or fair value adjustment recorded through other revenues(1)	$(474)	$(40)	$(22)	$(536)

Year Ended December 31, 2012:
Lower of amortized cost or fair value adjustment recorded as a provision for credit losses	$112	$—	$—	$112
Lower of amortized cost or fair value adjustment recorded as other revenues:
Initial lower of amortized cost or fair value adjustment	1,547	—	—	1,547
Subsequent to initial transfer to held for sale	52	(50)	(20)	(18)
Lower of amortized cost or fair value adjustment recorded through other revenues	1,599	(50)	(20)	1,529
Lower of amortized cost or fair value adjustment	$1,711	$(50)	$(20)	$1,641

(1)	During 2014 and 2013, no lower of amortized cost or fair value adjustment was recorded as a provision for credit losses.
During 2014, we reversed $322 million of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the relative fair value of certain pools of real estate secured receivables held for sale as conditions in the housing industry have continued to show improvement in 2014 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables. The total increase in the fair value of real estate secured receivables held for sale was greater than the amount that could be recognized during 2014 as these receivables are carried at the lower of amortized cost or fair value. See Note 20, "Fair Value Measurements," for information concerning the fair value of receivables held for sale.
During 2013, we reversed $768 million of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the relative fair value of the real estate secured receivables held for sale during 2013 largely due to improved

HSBC Finance Corporation

conditions in the housing industry, driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables. During the first quarter of 2013, the fair value of the personal non-credit card receivables held for sale decreased by $82 million, reflecting the excess of the interest and fee income on the loans over the fees received from the Purchasers as the sale agreement called for interest and fees on the loans to pass to the Purchasers after December 31, 2012 in return for a cost of carry and servicing fee to be paid to the seller.

8.     Properties and Equipment, Net

Property and Equipment consisted of the following:

	December 31, 2014	December 31, 2013	Depreciable Life
	(dollars are in millions)
Land	$3	$2	—
Buildings and improvements	109	108	10-40 years
Furniture and equipment	28	30	3-10 years
Total	140	140
Accumulated depreciation and amortization	(77)	(72)
Properties and equipment, net	$63	$68
Depreciation and amortization expense for continuing operations totaled $7 million, $6 million and $6 million in 2014, 2013 and 2012, respectively.

HSBC Finance Corporation

9.    Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates and maturity dates in effect at December 31, 2014 are shown in the below table.

	December 31, 2014	December 31, 2013
	(in millions)
Senior debt:
Fixed rate:
Secured financings:
5.00% to 5.99%; due 2015	$16	$90
Other fixed rate senior debt:
1.00% to 1.99%	—	13
2.00% to 2.99%; due 2015	62	206
3.00% to 3.99%; due 2015 to 2016	379	420
4.00% to 4.99%; due 2015 to 2018	1,855	2,444
5.00% to 5.49%; due 2015 to 2021	4,246	5,358
5.50% to 5.99%; due 2015 to 2018	2,083	2,339
6.00% to 6.49%; due 2015 to 2017	1,463	1,714
7.00% to 7.49%; due 2023 to 2032	46	42
7.50% to 7.99%; due 2019 to 2032	276	288
Variable interest rate:
Secured financings – .32% to 2.67%; due 2015 to 2018	1,473	2,110
Other variable interest rate senior debt – .49% to 3.08%; due 2015 to 2016	1,300	2,595
Subordinated debt	2,208	2,208
Junior subordinated notes issued to capital trusts	1,031	1,031
Unamortized discount	(33)	(43)
HSBC acquisition purchase accounting fair value adjustments	22	24
Total long-term debt	$16,427	$20,839
HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our long-term debt at fair value at the date of our acquisition by HSBC.
At December 31, 2014, long-term debt included fair value adjustments relating to fair value hedges of our debt which decreased the debt's carrying value by $8 million and a foreign currency translation adjustment relating to our foreign denominated debt which decreased the debt balance by $189 million. At December 31, 2013, long-term debt included fair value adjustments relating to fair value hedges of our debt which increased the debt's carrying value by $5 million and a foreign currency translation adjustment relating to our foreign currency denominated debt which increased the debt balance by $484 million.
At December 31, 2014 and December 31, 2013, we have elected fair value option accounting for certain of our fixed rate debt issuances. See Note 10, “Fair Value Option,” for further details. At December 31, 2014 and December 31, 2013, long-term debt totaling $6,762 million and $8,025 million, respectively, was carried at fair value.
Interest expense for long-term debt was $836 million, $1,141 million and $1,585 million in 2014, 2013 and 2012, respectively. The weighted-average interest rates on long-term debt were 4.69 percent and 4.35 percent at December 31, 2014 and December 31, 2013, respectively. There are no restrictive financial covenants in any of our long-term debt agreements. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 11, “Derivative Financial Instruments.”
During the fourth quarter of 2013, we decided to call $102 million of senior long-term debt. This transaction was completed during November 2013. This transaction was funded through cash flows from operating and investing activities.
During the third quarter of 2012, we decided to call $512 million of senior long-term debt. This transaction was completed during September 2012. This transaction was funded through a $512 million loan agreement with HSBC USA which matures in September 2017. At December 31, 2014 and December 31, 2013, $512 million was outstanding under this loan agreement.

HSBC Finance Corporation

Receivables we have sold in collateralized funding transactions structured as secured financings remain on our balance sheet. The entities used in these transactions are VIEs and we are deemed to be their primary beneficiary. Accordingly, we consolidate these entities and report the debt securities issued by them as secured financings in long-term debt. Secured financings previously issued under public trusts with a balance of $1,489 million at December 31, 2014 are secured by $2,999 million of closed-end real estate secured receivables, which are reported as receivables in the consolidated balance sheet. Secured financings previously issued under public trusts with a balance of $2,200 million at December 31, 2013 were secured by $4,020 million of closed-end real estate secured receivables. The holders of debt instruments issued by consolidated VIEs have recourse only to the receivables securing those instruments and have no recourse to our general credit.
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
The Preferred Securities must be redeemed when the Junior Subordinated Notes are paid. The Junior Subordinated Notes have a stated maturity date, but are redeemable by us, in whole or in part, beginning in November 2015, at which time the Preferred Securities are callable at par ($25 per Preferred Security) plus accrued and unpaid dividends. Dividends on the Preferred Securities are cumulative, payable quarterly in arrears, and are deferrable at our option for up to five years. We cannot pay dividends on our preferred and common stocks during such deferments. The Preferred Securities have a liquidation value of $25 per preferred security. Our obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of HSBC Finance Corporation with respect to HFCT IX, constitute full and unconditional guarantees by us of HFCT IX’s obligations under the Preferred Securities.
Maturities of long-term debt at December 31, 2014, including secured financings and conduit facility renewals, were as follows:

(in millions)
2015(1)	$5,457
2016	5,250
2017	1,734
2018	297
2019	197
Thereafter	3,492
Total	$16,427

(1)	Weighted average interest rate on long-term debt maturing in 2015 is 4.357 percent.
Certain components of our long-term debt may be redeemed prior to stated maturity.

HSBC Finance Corporation

10.	Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRS"). We have elected to apply fair value option (“FVO”) reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under the Group Reporting Basis. The following table summarizes fixed rate debt issuances accounted for under FVO:

	December 31, 2014	December 31, 2013
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$6,762	$8,025
Due to affiliates	512	496
Total fixed rate debt accounted for under FVO	$7,274	$8,521

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$6,888	$7,942

Fixed rate long-term debt not accounted for under FVO	$5,863	$7,083

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $146 million at December 31, 2014 and increased the debt balance by $245 million at December 31, 2013.

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
The following table summarizes the components of the gain (loss) on debt designated at fair value and related derivatives for the years ended December 31, 2014, 2013 and 2012:

Year Ended December 31,	2014	2013	2012
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$168	$314	$166
Credit risk component	27	(71)	(758)
Total mark-to-market on debt designated at fair value	195	243	(592)
Mark-to-market on the related derivatives(1)	(254)	(333)	(260)
Net realized gains on the related derivatives	267	318	403
Gain (loss) on debt designated at fair value and related derivatives	$208	$228	$(449)

(1)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a gain of $391 million, a loss of $73 million and a loss of $35 million during 2014, 2013 and 2012, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a loss of $391 million, a gain of $73 million and a gain of $35 million during 2014, 2013 and 2012, respectively.

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of our interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $386 million and $581 million at December 31, 2014 and December 31, 2013, respectively.

HSBC Finance Corporation

The change in the fair value of the debt and the change in value of the related derivatives during 2014 and 2013 reflects the following:

•
Interest rate curve – During 2014, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Rising long-term interest rates during 2013 resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative in the year-ago period. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•
Credit – Our secondary market credit spreads widened minimally during 2014. Our secondary market credit spreads tightened during 2013 and 2012 on overall positive economic news, although the tightening was more pronounced during 2012.

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
Objectives for Holding Derivative Financial Instruments  Market risk (which includes interest rate and foreign currency exchange risks) is the possibility that a change in underlying market rate inputs will cause a financial instrument to decrease in value or become more costly to settle. Prior to our ceasing originations in our Consumer Lending business and ceasing loan purchase activities in our Mortgage Services business, customer demand for our loan products shifted between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products resulted in different funding strategies and produced different interest rate risk exposures. Additionally, the mix of receivables on our balance sheet and the corresponding market risk is changing as we manage the liquidation of all of our receivable portfolios. We maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to our debt liabilities. We manage our exposure to interest rate risk primarily through the use of interest rate swaps with the main objective of managing the interest rate volatility due to a mismatch in the duration of our assets and liabilities. We manage our exposure to foreign currency exchange risk primarily through the use of cross currency interest rate swaps.
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
Credit Risk of Derivatives  By utilizing derivative financial instruments, we are exposed to counterparty credit risk. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We manage the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. We utilize an affiliate, HSBC Bank USA, National Association ("HSBC Bank USA") as the primary provider of derivatives. We have never suffered a loss due to counterparty failure.
At both December 31, 2014 and December 31, 2013, all of our existing derivative contracts are with HSBC Bank USA, making them our sole counterparty in derivative transactions. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required us to provide collateral to the affiliate of $213 million at December 31, 2014 and required the affiliate to provide collateral to us of $811 million at December 31, 2013, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as derivative financial assets or derivative related liabilities which are included as a component of other assets and other liabilities, respectively. At December 31, 2014 and December 31, 2013, we had derivative contracts with a notional amount of $14.0 billion and $16.5 billion, respectively, all of which is outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

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

	December 31, 2014		December 31, 2013
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges
Interest rate swaps	$7	$(74)	$16	$(138)
Currency swaps	97	(133)	255	(28)
Cash flow hedges	104	(207)	271	(166)

Non-qualifying hedge activities
Derivatives not designated as hedging instruments
Interest rate swaps	20	(379)	24	(171)
Derivatives not designated as hedging instruments	20	(379)	24	(171)

Derivatives associated with debt carried at fair value
Interest rate swaps	117	—	270	—
Currency swaps	50	—	542	—
Derivatives associated with debt carried at fair value	167	—	812	—
Total derivatives	291	(586)	1,107	(337)
Less: Gross amounts offset in the balance sheet(2)	291	(504)	1,107	(337)
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$(82)	$—	$—

(1)	All of our derivatives are bilateral over-the-counter ("OTC") derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral paid as of December 31, 2014 of $213 million and collateral received as of December 31, 2013 of $811 million. At December 31, 2014 and December 31, 2013, we did not have any financial instrument collateral received/posted.

(3)	At December 31, 2014 and December 31, 2013, we had not received any cash or financial instruments not subject to an enforceable master netting agreement.
Fair Value Hedges  In the first quarter of 2013, we terminated all of our active fair value hedge positions to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC USA in December 2012. Prior to the first quarter of 2013, fair value hedges included interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. We recorded fair value adjustments to the carrying value of our debt for fair value hedges which decreased the debt balance by $8 million at December 31, 2014 and increased the debt balance by $5 million at December 31, 2013.
During 2014 and 2013, there were neither any gains or losses recorded on any derivatives or related hedged items in the consolidated statement of income as we terminated all of our active fair value hedge positions in the first quarter of 2013 as discussed above. The following table presents for 2012 fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

HSBC Finance Corporation

		Location of Gain (Loss) Recognized in Income on Hedged Item and Derivative	Year Ended December 31, 2012
	Hedged Item		Amount of Gain (Loss) Recognized in Income on the Derivative	Amount of Gain (Loss) Recognized in Income on Hedged Item
			(in millions)
Interest rate swaps	Fixed rate borrowings	Derivative related income	$(3)	$(2)
Currency swaps	Fixed rate borrowings	Derivative related income	(17)	19
Total			$(20)	$17
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $52 million and $97 million at December 31, 2014 and December 31, 2013, respectively. We expect $49 million ($31 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings.
The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2014	2013	2012		2014	2013	2012		2014	2013	2012
	(in millions)
Year Ended December 31,
Interest rate swaps	$45	$118	$95	Interest expense	$1	$(2)	$(7)	Derivative related income (expense)	$—	$2	$1
Currency swaps	14	73	89	Interest expense	(12)	(13)	(20)	Derivative related income (expense)	14	27	22
				Derivative loss recognized on termination of hedges	—	(199)	—
Total	$59	$191	$184		$(11)	$(214)	$(27)		$14	$29	$23
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
Non-Qualifying Hedging Activities  We have entered into interest rate and currency swaps which are not designated as hedges under derivative accounting principles. However, as of December 31, 2014 and December 31, 2013, we no longer have any open currency swap positions. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets.
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

HSBC Finance Corporation

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Year Ended December 31,
		2014	2013	2012
		(in millions)
Interest rate contracts	Derivative related income (expense)	$(317)	$315	$(221)
Currency contracts	Derivative related income (expense)	—	—	(6)
Total		$(317)	$315	$(227)
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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Year Ended December 31,
		2014	2013	2012
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$9	$10	$70
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	4	(25)	73
Total		$13	$(15)	$143
Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	December 31, 2014	December 31, 2013
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$1,959	$3,256
Currency swaps	2,248	2,277
	4,207	5,533
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	3,199	3,699
Currency swaps	—	—
	3,199	3,699
Derivatives associated with debt carried at fair value:
Interest rate swaps	3,682	4,343
Currency swaps	2,892	2,892
	6,574	7,235
Total	$13,980	$16,467
The decrease in the notional amount of our derivative contracts at December 31, 2014 as compared with December 31, 2013 reflects maturities of approximately $2.5 billion.

HSBC Finance Corporation

12.    Income Taxes

Total income taxes were as follows:

Year Ended December 31,	2014	2013	2012
	(in millions)
Provision (benefit) for income taxes related to continuing operations	$224	$325	$(1,406)
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on securities available-for-sale, not other-than-temporarily impaired, net	—	(62)	7
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale	—	(1)	1
Unrealized gains on cash flow hedging instruments	24	143	75
Changes in funded status of postretirement benefit plans	(2)	8	(8)
Foreign currency translation adjustments	—	(10)	1
Total	$246	$403	$(1,330)
Provision (benefit) for income taxes related to our continuing operations all of which were in the United States were:

Year Ended December 31,	2014	2013	2012
	(in millions)
Current provision (benefit)	$108	$(917)	$(958)
Deferred provision (benefit)	116	1,242	(448)
Total income provision (benefit)	$224	$325	$(1,406)
The significant components of deferred provision (benefit) attributable to income from continuing operations were:

Year Ended December 31,	2014	2013	2012
	(in millions)
Deferred income tax provision (benefit) excluding the effects of other components	$473	$1,443	$(597)
Increase in Federal operating loss carryforwards	(366)	(141)	—
(Decrease) increase in State valuation allowances	(53)	(51)	323
Decrease (increase) in State operating loss carryforwards and other temporary differences	42	11	(296)
(Increase) decrease in foreign and general business tax credits	20	(20)	122
Deferred income tax provision (benefit)	$116	$1,242	$(448)
The decrease in State operating loss carryforwards and other temporary differences and the corresponding decrease in valuation allowances in 2014 in the table above pertains mainly to changes in estimates as a result of filing the 2013 State tax returns and filing amended state tax returns upon the closing of the Federal audits for the 2006 - 2009 tax years, the expiration of State net operating losses, and the effects of re-valuing our deferred tax assets for New York State Tax Reform that was enacted March 31, 2014.

HSBC Finance Corporation

A reconciliation of income tax expense (benefit) compared with the amounts at the U.S. federal statutory rate was as follows:

Year Ended December 31,	2014		2013		2012
	(dollars are in millions)
Tax provision (benefit) at the U.S. federal statutory income tax rate	$270	35.0%	$363	35.0%	$(1,334)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	12	1.6	9.9		(19)	(.5)
Adjustment with respect to tax for prior periods(1)	38	4.9	11	1.1	(51)	(1.3)
Adjustment of tax rate used to value deferred taxes(2)	(52)	(6.7)	(5)	(.5)	(7)	(.2)
Change in valuation allowance(3)	(28)	(3.6)	(11)	(1.1)	15.4
Uncertain tax positions(4)	(2)	(.3)	(10)	(1.0)	(15)	(.4)
Other non-deductible/non-taxable items(5)	(11)	(1.4)	(29)	(2.8)	—	—
Other	(3)	(.4)	(3)	(.3)	5.1
Total income tax expense (benefit)	$224	29.1%	$325	31.3%	$(1,406)	(36.9)%

(1)
For 2014, the amount relates to changes in estimates as a result of filing the Federal and State income tax returns and a change in state tax expense as a result of filing amended State tax returns upon the closing of the Federal audits for the 2006 - 2009 tax years. For 2013 and 2012, the amounts relate to corrections to current and deferred tax balance sheet accounts and changes in estimates as a result of filing the Federal and State income tax returns.

(2)	For 2014, the amount primarily relates to the effects of revaluing our deferred tax assets as a result of New York State Tax Reform that was enacted on March 31, 2014.

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

(4)	For 2014, 2013 and 2012, the amounts primarily relate to the conclusion of State audits and expiration of State statutes of limitations.

(5)
For 2014, the amount primarily relates to tax exempt income and nondeductible penalties. For 2013, the amount includes a change in the estimated deductibility of accrued costs for certain regulatory matters that were accrued during 2011.

The components of the net deferred tax asset are presented in the following table:

	December 31, 2014	December 31, 2013
	(in millions)
Deferred Tax Assets:
Credit loss reserves	$881	$1,220
Federal and state unused tax benefit carryforwards	1,335	1,080
Market value adjustment related to derivatives and long-term debt carried at fair value	449	392
Interests in Real Estate Mortgage Investment Conduits (1)	326	394
Accrued expenses not currently deductible	191	199
Other	280	372
Total deferred tax assets	3,462	3,657
Valuation allowance	(878)	(931)
Total deferred tax assets net of valuation allowance	2,584	2,726
Deferred Tax Liabilities:
Fee income	74	82
Other	66	64
Total deferred tax liabilities	140	146
Net deferred tax asset	$2,444	$2,580

(1)
Real Estate Mortgage Investment Conduits ("REMIC") are investment vehicles that hold commercial and residential mortgages in trust and issue securities representing an undivided interest in these mortgages. We hold portfolios of noneconomic residual interests in a number of REMICs through one of our

HSBC Finance Corporation

subsidiaries. This item represents the tax basis in such interests which has accumulated as a result of tax rules requiring the recognition of income related to such noneconomic residuals.
The deferred tax valuation allowance is attributed to the following deferred tax assets that based on the available evidence it is more-likely-than-not that the deferred tax asset will not be realized:

	December 31, 2014	December 31, 2013
	(in millions)
State unused tax benefit carryforwards	$822	$875
Deferred capital loss on sale to affiliates	56	56
Total	$878	$931
The State deferred tax assets against which a valuation allowance is maintained primarily relate to unused tax benefits associated with our run-off business for which recovery is highly unlikely.
A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	2014	2013	2012
	(in millions)
Balance at beginning of year	$111	$165	$153
Additions based on tax positions related to the current year	—	—	8
Additions for tax positions of prior years	3	3	49
Reductions for tax positions of prior years	(3)	(41)	(27)
Settlements	(18)	(8)	(18)
Reductions for lapse of statute of limitations	—	(8)	—
Balance at end of year	$93	$111	$165
The total amount of unrecognized tax benefits related to uncertain tax positions that, if recognized, would affect the effective tax rate was $61 million, $73 million and $113 million at December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Included in the unrecognized tax benefits are some items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of state taxes that would be deductible for U.S. federal purposes. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions.
It is our policy to recognize accrued interest related to uncertain tax positions in interest income in the consolidated statement of income (loss) and to recognize penalties, if any, related to uncertain tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $16 million and $28 million at December 31, 2014 and December 31, 2013, respectively. We decreased our accrual for the payment of interest and penalties associated with uncertain tax positions by $12 million during 2014 and $14 million during 2013.
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
Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment. The primary and most significant strategy is HSBC's commitment to reinvest excess HNAH Group capital to reduce debt funding or otherwise invest in assets to ensure that it is more likely than not that the deferred tax assets will be realized.
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
HNAH Group valuation allowances are allocated to the principal subsidiaries, including us. The methodology generally allocates the valuation allowance to the principal subsidiaries based on the entity's relative contribution to the HNAH Group's consolidated deferred tax asset against which the valuation allowance is being recorded.
If future events differ from the HNAH Group's current forecasts or the tax planning strategies were to change, a valuation allowance against some or all of the remaining net deferred tax assets may need to be established or adjusted which could have a material effect on our results of operations, financial condition and capital position. The HNAH Group will continue to update its assumptions and forecasts of future taxable income, including relevant tax planning strategies, and assess the need for, and adequacy of, any valuation allowances.
Absent capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, may be required to record a valuation allowance against some or all of the remaining deferred tax assets.
We expect financial performance for the HNAH Group will continue to improve, and therefore, it is anticipated that reliance may be placed solely on projected future taxable income from continuing operations in management's evaluation of the recognition of the deferred tax assets in future periods as the sustainability of the improving financial performance is demonstrated. The reliance on future taxable income from continuing operations within our evaluation of the recognition of deferred tax assets may result in the reversal of valuation allowances against certain state deferred tax assets. At December 31, 2014, we had recorded approximately $50 million of valuation allowances against these certain state deferred tax assets. These state deferred tax assets only represent unitary filing states with partial valuation allowances against net operating loss carryforwards that could be utilized against future taxable income from continuing operations. The actual amount of any reversal of these valuation allowances will depend on a number of factors including potential prospective legislative developments.
HSBC Finance Corporation Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating and other losses and for state tax credits. Any Federal tax credits that cannot be currently utilized by the consolidated group are transferred to HSBC North America and reflected within the HSBC North America's deferred tax assets. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2,444 million and $2,580 million as of December 31, 2014 and December 31, 2013, respectively.
The Internal Revenue Service ("IRS") concluded its examination of our 2010 through 2011 income tax returns in the fourth quarter of 2014 and forwarded the 2011 Revenue Agents' Report (the "2011 RAR") to the Joint Committee on Taxation ("JCT") for approval. We received approval from the JCT in December 2014. The final impact did not significantly affect our financial statements.
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

HSBC Finance Corporation

At December 31, 2014, for Federal tax purposes, we had net operating loss carryforwards of $1,449 million of which $788 million expire in 2033 and $661 million expire in 2034.
At December 31, 2014, for state tax purposes, we had pre-apportioned and pre-tax rate effected net operating loss carryforwards of $14,006 million for which we have valuation allowances totaling $12,758 million. These state net operating loss carryforwards expire as follows: $415 million in 2015 - 2019; $1,548 million in 2020 - 2024; $6,778 million in 2025 - 2029; and $5,265 million in 2030 and forward.
At December 31, 2014, for state tax purposes, we had general business tax credit carryforwards of $12 million for which we have valuation allowances totaling $6 million. These state credits expire as follows: $9 million expire in 2015 - 2019 and $3 million have no expiration period.

13.    Redeemable Preferred Stock

In November 2010, we issued 1,000 shares of 8.625 percent Non-Cumulative Preferred Stock, Series C (“Series C Preferred Stock”) to our parent, HSBC Investments (North America) Inc. ("HINO"), for a cash purchase price of $1,000 million. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. The Series C Preferred Stock may be redeemed at our option after November 30, 2025 at $1 million per share, plus accrued dividends. The redemption and liquidation value is $1 million per share plus accrued and unpaid dividends. The holders of Series C Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series C Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock that would rank prior to the Series C Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series C Preferred Stock outstanding at that time. We began paying dividends during the first quarter of 2011. During 2014, 2013 and 2012, we declared dividends on the Series C Preferred Stock totaling $86 million, $86 million and $86 million, respectively, which were paid prior to December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”) to third parties. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus accrued and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. During 2014, 2013 and 2012, we declared dividends totaling $37 million, $37 million and $37 million, respectively, on the Series B Preferred Stock which were paid prior to December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

14.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

Year Ended December 31,	2014	2013	2012
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(97)	$(358)	$(494)
Other comprehensive income for period:
Net gains arising during period, net of tax of $20 million, $67 million and $65 million, respectively	38	123	118
Reclassification adjustment for losses realized in net income, net of tax of $4 million, $76 million and $10 million, respectively(3)	7	138	18
Total other comprehensive income for period	45	261	136

HSBC Finance Corporation

Year Ended December 31,	2014	2013	2012
	(in millions)
Balance at end of period	(52)	(97)	(358)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	—	115	102
Reclassification of unrealized losses on other-than-temporary impaired debt securities, net of tax of $- million, $- million and $- million, respectively	—	—	1
Other comprehensive income (loss) for period:
Net unrealized holding gains arising during period, net of tax of $- million, $- million and $16 million, respectively	—	—	28
Reclassification adjustment for losses realized in net income, net of tax of $- million, $(62) million and $(9) million, respectively(1)	—	(115)	(16)
Total other comprehensive income (loss) for period	—	(115)	12
Balance at end of period	—	—	115
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	—	1	—
Reclassification of unrealized gains on other-than-temporary impaired debt securities, net of tax of $- million, $- million and $- million, respectively	—	—	(1)
Other comprehensive income (loss) for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $- million, $- million and $1 million, respectively	—	—	2
Reclassification adjustment for gains realized in net income, net of tax of $- million, $(1) million and $- million, respectively(1)	—	(1)	—
Total other comprehensive income (loss) for period	—	(1)	2
Balance at end of period	—	—	1
Pension and postretirement benefit plan liability:
Balance at beginning of period	(11)	(26)	(11)
Other comprehensive income for period:
Change in unfunded pension and postretirement liability, net of tax of $(4) million, $7 million and $(9) million, respectively	(3)	14	(17)
Reclassification adjustment for losses realized in net income, net of tax of $2 million, $1 million and $1 million, respectively(2)	1	1	2
Total other comprehensive income (loss) for period	(2)	15	(15)
Balance at end of period	(13)	(11)	(26)
Foreign currency translation adjustments:
Balance at beginning of period	—	11	7
Other comprehensive income (loss) for period:
Translation losses, net of tax of $- million, $(1) million and $1 million, respectively	—	(5)	4
Reclassification adjustment for gains realized in net income, net of tax of $- million, $(9) million and $- million, respectively(3)	—	(6)	—
Total other comprehensive income (loss) for period	—	(11)	4
Balance at end of period	—	—	11
Total accumulated other comprehensive loss at end of period	$(65)	$(108)	$(257)

(1)	The amounts reclassified during 2013 are included in loss from discontinued operations in our consolidated statement of income.

(2)	The amounts reclassified during 2013 are included as a component of salaries and employee benefits in our consolidated statement of income.

(3)	See the tables below for the components of the amounts reclassified during 2014 and 2013 into income and location in our consolidated statement of income.

HSBC Finance Corporation

The following table provides additional information related to the amounts classified into the consolidated statement of income out of accumulated other comprehensive loss during 2014 and 2013.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(1)	Affected Line Item in the Statement of Income
	(in millions)
Year Ended December 31, 2014:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(11)	Interest expense
Total before tax	(11)
Tax benefit	(4)
Net of tax	$(7)

Year Ended December 31, 2013:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(15)	Interest expense
Derivative loss recognized on termination of hedge relationship	(199)	Derivative related income (expense)
Total before tax	(214)
Tax benefit	(76)
Net of tax	$(138)
Foreign currency translation adjustments:
Sale of Insurance business	$(24)	Income (loss) on discontinued operations
Closure of foreign legal entity	9	Other income
Total before tax	(15)
Tax benefit	(9)
Net of tax	$(6)

(1)	Amounts in parenthesis indicate expenses recognized in the consolidated statement of income.

15.    Share-Based Plans

Employee Stock Purchase Plans During 2014, we introduced the HSBC International Employee Share Purchase Plan (the “HSBC ShareMatch Plan”). The HSBC ShareMatch Plan allows eligible employees to purchase HSBC shares with a maximum monthly purchase of $420. For every three shares purchased under the HSBC ShareMatch Plan (the "Investment Share") the employee is awarded an additional share at no charge (the "Matching Share"). The Investment Share is fully vested at the time of purchase while the Matching Share vests at the end of three years contingent upon continuing employment with the HSBC Group.
Prior to 2014, the HSBC Holdings Savings-Related Share Option Plan (the "HSBC Sharesave Plan") allowed eligible employees to enter into savings contracts of one, three or five year lengths, with the ability to decide at the end of the contract term to either use their accumulated savings to purchase HSBC ordinary shares at a discounted option price or have the savings plus any interest repaid in cash. The Sharesave Plan was discontinued in 2013. During 2012, employees were able to save up to $400 per month over all their HSBC Sharesave Plan savings contracts.
Compensation expense for Employee Stock Purchase Plans was not significant in 2014, 2013 or 2012.
Restricted Share Plans Under the HSBC Group Share Plan, share-based awards have been granted to key employees, typically in the form of restricted share units (“RSUs”). These shares have been granted subject to either time-based vesting or performance-based vesting, typically over three to five years. Annual awards to employees are generally subject to three-year time-based graded vesting. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for restricted share awards totaled $5 million, $4 million and $9 million in 2014, 2013 and 2012, respectively.

HSBC Finance Corporation

As of December 31, 2014, future compensation cost related to grants which have not yet fully vested is approximately $10 million. This amount is expected to be recognized over a weighted-average period of 1.78 years.

16.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plan Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit pension plan (either the “HSBC North America Pension Plan” or the “Plan”) which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S. The table below reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss). We have not been allocated any portion of the Plan's net pension liability.

Year Ended December 31,	2014	2013	2012
	(in millions)
Service cost – benefits earned during the period	$5	$5	$4
Interest cost on projected benefit obligation	51	50	47
Expected return on assets	(62)	(61)	(65)
Recognized losses	24	35	33
Curtailment gain	—	—	(4)
Amortization of prior service costs	—	—	(1)
Pension expense	$18	$29	$14
Contributions to the Plan by HSBC North America totaled $74 million, $131 million and $181 million during 2014, 2013 and 2012, respectively.
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
The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2014	2013	2012
Discount rate	4.80%	3.95%	4.60%
Salary increase assumption	*	*	2.75
Expected long-term rate of return on Plan assets	6.00	6.00	7.00

*
As a result of the decision to cease all future contributions under the Cash Balance formula and to freeze the Plan effective January 1, 2013, a salary increase assumption no longer applies to the Plan.

The accumulated benefit obligation for the HSBC North America Pension Plan was $4,365 million and $3,892 million at December 31, 2014 and December 31, 2013, respectively. As the projected benefit obligation and the accumulated benefit obligation relate to the HSBC North America Pension Plan, only a portion of this deficit could be considered our responsibility.
Mortality rates are an input into our pension liability and attempt to predict the expected life of plan participants. In deriving our estimates, we consider the results of periodic demographic studies of the plan and mortality data provided by the Society of Actuaries.
Supplemental Retirement Plan Our employees also participate in a non-qualified supplemental retirement plan which has been frozen. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $48 million and $54 million at December 31, 2014 and December 31, 2013, respectively. Pension expense related to the supplemental retirement plan was $7 million, $7 million and $17 million in 2014, 2013 and 2012, respectively.

HSBC Finance Corporation

Defined Contribution Plans We participate in the HSBC North America 401(k) savings plan and profit sharing plan which exist for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched up to a maximum of 6 percent of the participant’s compensation. Contributions are in the form of cash. Total expense for these plans for HSBC Finance Corporation was $6 million, $6 million and $4 million in 2014, 2013 and 2012, respectively.
Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.
The net postretirement benefit cost for continuing operations included the following:

Year Ended December 31,	2014	2013	2012
	(in millions)
Service cost – benefits earned during the period	$—	$—	$—
Interest cost	7	7	6
Net periodic postretirement benefit cost	$7	$7	$6
The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2014	2013	2012
Discount rate	4.35%	3.35%	4.25%
Salary increase assumption	2.75	2.75	2.75
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation for both continuing and discontinued operations is as follows:

	2014	2013
	(in millions)
Accumulated benefit obligation at beginning of year	$174	$197
Service cost	—	—
Interest cost	7	7
Actuarial (gains) losses	5	(16)
Benefits paid, net	(13)	(14)
Accumulated benefit obligation at end of year	$173	$174
Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $15 million relating to our postretirement benefit plans in 2015. The funded status of our postretirement benefit plans was a liability of $173 million and $174 million at December 31, 2014 and December 31, 2013, respectively.
Estimated future benefit payments for our postretirement benefit plans for both continuing and discontinued operations are as follows:

(in millions)
2015	$15
2016	14
2017	14
2018	13
2019	12
2020-2024	60
The assumptions used in determining the benefit obligation of our postretirement benefit plans are as follows:

	2014	2013	2012
Discount rate	3.60%	4.35%	3.35%
Salary increase assumption	3.00	2.75	2.75

HSBC Finance Corporation

A 7.0 percent annual rate of increase in the gross cost of covered health care benefits for participants under the age of 65 and a 6.7 percent annual rate for participants over the age of 65 was assumed for 2014. This rate of increase is assumed to decline gradually to 4.5 percent in 2027.
Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent Point Increase	One Percent Point Decrease
	(in millions)
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	5	(4)

17.	Related Party Transactions

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

	December 31, 2014	December 31, 2013
	(in millions)
Assets:
Cash	$157	$172
Interest bearing deposits with banks	2,000	—
Securities purchased under agreements to resell(1)	3,863	6,924
Other assets	102	86
Total assets	$6,122	$7,182
Liabilities:
Due to affiliates(2)	$6,945	$8,742
Other liabilities	84	51
Total liabilities	$7,029	$8,793

(1)
Securities under an agreement to resell are purchased from HSI and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances as well as HSBC's ownership of our subordinated debt and excludes preferred stock.

Year Ended December 31,	2014	2013	2012
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$6	$5	$4
Interest expense paid to HSBC affiliates(1)	(307)	(474)	(552)
Net interest income (expense)	$(301)	$(469)	$(548)
Gain (loss) on FVO debt with affiliate	$(16)	$18	$(68)
Servicing and other fees from HSBC affiliates	28	26	35
Support services from HSBC affiliates	(271)	(281)	(310)
Stock based compensation expense with HSBC(2)	(5)	(4)	(10)

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

Funding Arrangements with HSBC Affiliates:
Beginning in the first quarter of 2012, all of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are now sourced primarily through HSBC USA. Due to affiliates consists of the following:

	December 31, 2014	December 31, 2013
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$2,500	$4,300
HSBC USA Inc.	3,012	3,012
HSBC Holdings plc (includes $512 million and $496 million at December 31, 2014 and December 31, 2013 carried at fair value, respectively)	833	820
HSBC North America Holdings Inc.	600	600
HSBC Asia Holdings BV	—	10
Due to affiliates	$6,945	$8,742
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries - We have various debt agreements with maturities between 2014 and 2016.
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement with HSBC USA, which expires during the fourth quarter of 2015. The credit agreement allows for borrowings with maturities of up to 5 years. At both December 31, 2014 and December 31, 2013, $3,012 million was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion which matures in 2021. Of this amount, HSBC Holdings plc holds $833 million.
HSBC North America Holdings Inc. - We have a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035.
HSBC Asia Holdings BV - We had two $5 million loan agreements with maturity dates in 2014 and 2015. We repaid the loans in September 2014.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either December 31, 2014 or December 31, 2013:

•	$1.0 billion committed revolving credit facility with HSBC USA was available at December 31, 2014 and December 31, 2013. This credit facility expires in May 2017;

•	$100 million committed revolving credit facility with HSBC Investments (Bahamas) Limited was available at December 31, 2013. This facility matured in April 2014 and was not renewed; and

•	$455 million, 364-day uncommitted revolving credit facility with HSBC North America was available at December 31, 2014 and December 31, 2013.
As discussed more fully in Note 21, "Commitments and Contingent Liabilities," in November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment in the Jaffe litigation pending the outcome of our appeal. This surety bond has been guaranteed by HSBC North America and we pay HSBC North America an annual fee for providing the guarantee which is included as a component of interest expense. Guarantee fees for 2014 totaled $6 million.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our sole counterparty in derivative transactions. The notional amount of derivative contracts outstanding with HSBC Bank USA totaled $14.0 billion and $16.5 billion at December 31, 2014 and December 31, 2013, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not

HSBC Finance Corporation

recorded on our balance sheet. The fair value of our agreements with HSBC Bank USA required us to provide collateral to HSBC Bank USA of $213 million at December 31, 2014 and for HSBC Bank USA to provide collateral to us of $811 million at December 31, 2013, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement. See Note 11, “Derivative Financial Instruments,” for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, during the fourth quarter of 2010, we issued 1,000 shares of Series C Preferred Stock to HINO for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $86 million, $86 million and $86 million during 2014, 2013 and 2012, respectively.
Additionally, in December 2014, we made a deposit totaling $2,000 million with HSBC Bank USA at current market rates. Interest income earned on this deposit is included in interest income from HSBC affiliates in the table above and was insignificant during 2014.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $837 million and $1.0 billion at December 31, 2014 and December 31, 2013, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

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
During 2012, we sold a cumulative total of $10.4 billion of receivables on a daily basis to HSBC Bank USA prior to the sale of our Card and Retail Services business which resulted in gains on the daily sales of receivables in 2012 through the date of sale of $89 million. Fees received for servicing these receivable portfolios in 2012 through the date of sale totaled $207 million. The gains on the daily sale of these receivables as well as the fees received for servicing these receivable portfolios of our Card and Retail Services business are included as a component of income from discontinued operations in the consolidated statement of income (loss).

HSBC Finance Corporation

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

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. While these businesses are operating in run-off, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our 2013 Form 10-K, with the exception that our segment reporting is described to be under the Group Reporting Basis. Prior to the fourth quarter of 2014, we had described segment reporting to be under IFRS. Our segment results in all periods are presented in accordance with the Group Reporting Basis.
Our segment results are presented in accordance with HSBC Group's accounting and reporting policies, which apply IFRS and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are primarily made on this basis. However, we continue to monitor liquidity, capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2015, we will evaluate any impact such changes may have on our segment reporting.
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results are presented below:
Net Interest Income
Effective interest rate - The calculation of effective interest rates under the Group Reporting Basis requires an estimate of changes in estimated contractual cash flows, including fees and points paid or received between parties to the contract that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating revenues for the Group Reporting Basis.
Deferred loan origination costs and fees - Loan origination cost deferrals under the Group Reporting Basis are more stringent and generally resulted in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under the Group Reporting Basis as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.
Net interest income - Under the Group Reporting Basis, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in gain (loss) on debt designated at fair value and related derivatives which is a component of other revenues.
Other Operating Income (Total Other Revenues)
Loans held for sale - For receivables transferred to held for sale subsequent to origination, the Group Reporting Basis requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly, for the Group Reporting Basis such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39, "Financial Instruments: Recognition and Measurement" ("IAS 39"), with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category and subsequently measured at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk at the time of transfer is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.

HSBC Finance Corporation

Extinguishment of debt - During the fourth quarter of 2010, we exchanged $1,800 million in senior debt for $1,900 million in new fixed rate subordinated debt. Under the Group Reporting Basis, the population of debt exchanged which qualified for extinguishment treatment was larger than under U.S. GAAP which resulted in a gain on extinguishment of debt under the Group Reporting Basis compared with a small loss under U.S. GAAP. Under U.S. GAAP, we continue to account for a portion of this debt under the fair value option election and, therefore, changes in the fair market value are recognized in earnings under U.S. GAAP. Under the Group Reporting Basis, the debt is held at amortized cost.
Loan Impairment Charges (Provision for Credit Losses)
The Group Reporting Basis requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Under U.S. GAAP, a discounted cash flow methodology on pools of homogeneous loans is applied only to the extent loans are considered TDR Loans. Also under the Group Reporting Basis, if the fair value on secured loans previously written down increases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write down is reversed, which is not permitted under U.S. GAAP. Additionally under the Group Reporting Basis, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell the collateral are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under the Group Reporting Basis. Under the Group Reporting Basis, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances, and therefore reflects the collectability of the loans.
Under U.S. GAAP the credit risk component of the initial lower of amortized cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the statement of income (loss) as provision for credit losses. There is no similar requirement under the Group Reporting Basis.
Credit loss reserves on TDR Loans for U.S. GAAP are established based on the present value of expected future cash flows discounted at the loans' original effective interest rate. Under the Group Reporting Basis, impairment on the residential mortgage loans where we have granted the borrower a concession as a result of financial difficulty is measured based on the cash flows attributable to the credit loss events which occurred before the reporting date. The Group Reporting Basis removes such loans from the category of impaired loans after a defined period of re-performance, although such loans remain segregated from loans that were not impaired in the past for the purposes of collective impairment assessment to reflect their credit risk. Under U.S. GAAP, when a loan is impaired the impairment is measured based on all expected cash flows over the remaining expected life of the loan. Such loans remain impaired for the remainder of their lives under U.S. GAAP.
For loans collectively evaluated for impairment under U.S. GAAP, bank industry practice adopted in 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our credit loss reserves. Under the Group Reporting Basis, we concluded that the estimated average period of time from last current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) which was also adopted in 2012. In 2013, we updated our review under the Group Reporting Basis to reflect the period of time after a loss event that a loan remains current before delinquency is observed which resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.
Operating Expenses
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under the Group Reporting Basis as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor”). As a result of an amendment to the Group Reporting Basis effective January 1, 2013, interest cost and expected return on plan assets is replaced by a finance cost component comprising the net interest on the net defined benefit liability. This has resulted in an increase in pension expense as the net interest does not reflect the benefit from the expectation of higher returns on the riskier plan assets. In 2012, amounts include a higher pension curtailment benefit under U.S. GAAP as a result of the decision in the third quarter to cease all future benefit accruals under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013.
Litigation expenses - Under U.S. GAAP litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under the Group Reporting Basis, a present obligation and a probable outflow of economic benefits must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between the Group Reporting Basis and U.S. GAAP.

HSBC Finance Corporation

Securities - Under the Group Reporting Basis, HSBC shares held for stock plans are recorded in securities. Under the Group Reporting Basis, the recognition of compensation expense related to share-based bonuses begins on January 1 of the current year for awards expected to be granted in the first quarter of the following year. Under U.S. GAAP, the shares are recorded in other assets and the recognition of compensation expense related to share-based bonuses does not begin until the date the awards are granted.
Assets
Customer loans (Receivables) - As discussed more fully above under "Other Operating Income (Total Other Revenues) - Loans held for sale," under the Group Reporting Basis, loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under the Group Reporting Basis than under U.S. GAAP. The Group Reporting Basis also allows for reversals of write-downs to fair value on secured loans when collateral values have improved which is not permitted under U.S. GAAP.
Derivatives - Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported on a net basis in the balance sheet when there is a legally enforceable netting agreement in place. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under the Group Reporting Basis, these agreements do not necessarily meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.

HSBC Finance Corporation

The following table reconciles our segment results on the Group Reporting Basis to the U.S. GAAP consolidated totals:

	Group Reporting Basis Consumer Segment Totals	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2014:
Net interest income	$1,376	$(254)	$(254)	$868
Other operating income (Total other revenues)	(65)	54	237	226
Total operating income (loss)	1,311	(200)	(17)	1,094
Loan impairment charges (Provision for credit losses)	33	(398)	—	(365)
Net interest income and other operating income less loan impairment charges	1,278	198	(17)	1,459
Operating expenses	700	5	(17)	688
Profit (loss) before tax	$578	$193	$—	$771
Depreciation and amortization	9	(1)	1	9
Expenditures for long-lived assets	—	—	—	—
Balances at end of period:
Customer loans (Receivables)	$23,554	$(853)	$(31)	$22,670
Assets	32,966	(1,069)	—	31,897

Year Ended December 31, 2013
Net interest income	$2,031	$(643)	$(320)	$1,068
Other operating income (Total other revenues)	(413)	966	328	881
Total operating income (loss)	1,618	323	8	1,949
Loan impairment charges (Provision for credit losses)	711	(732)	—	(21)
Net interest income and other operating income less loan impairment charges	907	1,055	8	1,970
Operating expenses	857	67	8	932
Profit (loss) before tax	$50	$988	$—	$1,038
Depreciation and amortization	5	2	1	8
Expenditures for long-lived assets	6	—	—	6
Balances at end of period:
Customer loans (Receivables)	$29,262	$(2,644)	$(34)	$26,584
Assets	39,503	(1,796)	—	37,707

Year Ended December 31, 2012:
Net interest income	$2,540	$(500)	$(394)	$1,646
Other operating income (Total other revenues)	(960)	(1,609)	450	(2,119)
Total operating income (loss)	1,580	(2,109)	56	(473)
Loan impairment charges (Provision for credit losses)	2,556	(332)	—	2,224
Net interest income and other operating income less loan impairment charges	(976)	(1,777)	56	(2,697)
Operating expenses	1,014	44	56	1,114
Profit (loss) before tax	$(1,990)	$(1,821)	$—	$(3,811)
Depreciation and amortization	13	—	(6)	7
Expenditures for long-lived assets	3	—	—	3
Balances at end of period:
Customer loans (Receivables)	$37,556	$(4,557)	$(60)	$32,939
Assets	47,820	(3,074)	—	44,746

(1)	Group Reporting Basis Adjustments which have been described more fully above, consist of the following:

HSBC Finance Corporation

	Net Interest Income	Other Revenues	Provision For Credit Losses	Total Costs and Expenses	Profit (Loss) Before Tax	Receivables	Total Assets
	(in millions)
Year Ended December 31, 2014:
Derivatives and hedge accounting	$2	$—	$—	$—	$2	$—	$(6)
Purchase accounting	3	(5)	(8)	—	6	33	32
Deferred loan origination costs and premiums	(17)	—	—	—	(17)	81	51
Credit loss impairment provisioning	(243)	—	(36)	—	(207)	(1,088)	(842)
Loans held for sale	3	76	(354)	—	433	116	367
Interest recognition	(5)	—	—	—	(5)	6	23
Other	3	(17)	—	5	(19)	(1)	(694)
Total	$(254)	$54	$(398)	$5	$193	$(853)	$(1,069)
Year Ended December 31, 2013:
Derivatives and hedge accounting	$5	$—	$—	$—	$5	$—	$(6)
Purchase accounting	—	16	43	—	(27)	35	29
Deferred loan origination costs and premiums	(15)	4	—	—	(11)	97	63
Credit loss impairment provisioning	(649)	250	(110)	—	(289)	(911)	(719)
Loans held for sale	4	671	(665)	(5)	1,345	(1,871)	94
Interest recognition	9	8	—	—	17	7	27
Other	3	17	—	72	(52)	(1)	(1,284)
Total	$(643)	$966	$(732)	$67	$988	$(2,644)	$(1,796)
Year Ended December 31, 2012:
Derivatives and hedge accounting	$15	$—	$—	$—	$15	$—	$(4)
Purchase accounting	(5)	3	14	—	(16)	19	46
Deferred loan origination costs and premiums	(15)	(5)	—	—	(20)	125	70
Credit loss impairment provisioning	(535)	(14)	15	—	(564)	(222)	(533)
Loans held for sale	4	(1,523)	(361)	5	(1,163)	(4,487)	(768)
Interest recognition	34	—	—	—	34	8	16
Other	2	(70)	—	39	(107)	—	(1,901)
Total	$(500)	$(1,609)	$(332)	$44	$(1,821)	$(4,557)	$(3,074)

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and the Group Reporting Basis.

19.	Variable Interest Entities

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
The assets and liabilities of these consolidated secured financing VIEs consisted of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$2	$—	$—	$—
Receivables, net:
Real estate secured receivables	2,999	—	4,020	—
Accrued interest income and other	133	—	156	—
Credit loss reserves	(337)	—	(556)	—
Receivables, net	2,795	—	3,620	—
Other liabilities	—	(35)	—	(41)
Long-term debt	—	1,489	—	2,200
Total	$2,797	$1,454	$3,620	$2,159
The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
Unconsolidated VIEs As of December 31, 2014 and December 31, 2013, all of our unconsolidated VIEs, which relate to investments in certain partnerships, are reported within our discontinued operations. We do not have any unconsolidated VIEs within continuing operations.

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
Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-K. The following table summarizes the carrying values and estimated fair value of our financial instruments at December 31, 2014 and December 31, 2013.

HSBC Finance Corporation

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$157	$157	$157	$—	$—
Interest bearing deposits with banks	2,000	2,000	2,000	—	—
Securities purchased under agreements to resell	3,863	3,863	—	3,863	—
Real estate secured receivables(1):
First lien	18,943	16,878	—	—	16,878
Second lien	2,299	1,246	—	—	1,246
Total real estate secured receivables	21,242	18,124	—	—	18,124
Real estate secured receivables held for sale	860	937	—	—	937
Due from affiliates	102	102	—	102	—
Financial liabilities:
Due to affiliates carried at fair value	512	512	—	512	—
Due to affiliates not carried at fair value	6,433	6,723	—	6,723	—
Long-term debt carried at fair value	6,762	6,762	—	6,762	—
Long-term debt not carried at fair value	9,665	10,233	—	8,779	1,454

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$175	$175	$175	$—	$—
Securities purchased under agreements to resell	6,924	6,924	—	6,924	—
Real estate secured receivables(1):
First lien	21,514	18,577	—	—	18,577
Second lien	2,659	1,418	—	—	1,418
Total real estate secured receivables	24,173	19,995	—	—	19,995
Real estate secured receivables held for sale	2,047	2,047	—	—	2,047
Due from affiliates	86	86	—	86	—
Financial liabilities:
Due to affiliates carried at fair value	496	496	—	496	—
Due to affiliates not carried at fair value	8,246	8,369	—	8,369	—
Long-term debt carried at fair value	8,025	8,025	—	8,025	—
Long-term debt not carried at fair value	12,814	13,301	—	11,232	2,069

(1)
The carrying amount of receivables presented in the table above reflects the amortized cost of the receivable, including any accrued interest, less credit loss reserves as well as any charge-offs recorded in accordance with our existing charge-off policies.

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at December

HSBC Finance Corporation

31, 2014 and December 31, 2013 reflect these market conditions. The increase in the relative fair value of real estate secured receivables since December 31, 2013 reflects the conditions in the housing industry which have continued to show improvement in 2014 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables. These factors have also resulted in the fair value of receivables held for sale at December 31, 2014 exceeding the carrying value as these receivables are carried at the lower of amortized cost or fair value.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
December 31, 2014:
Derivative financial assets:
Interest rate swaps	$—	$144	$—	$—	$144
Currency swaps	—	147	—	—	147
Derivative netting	—	—	—	(291)	(291)
Total derivative financial assets	—	291	—	(291)	—
Total assets	$—	$291	$—	$(291)	$—
Due to affiliates carried at fair value	$—	$(512)	$—	$—	$(512)
Long-term debt carried at fair value	—	(6,762)	—	—	(6,762)
Derivative related liabilities:
Interest rate swaps	—	(453)	—	—	(453)
Currency swaps	—	(133)	—	—	(133)
Derivative netting	—	—	—	504	504
Total derivative related liabilities	—	(586)	—	504	(82)
Total liabilities	$—	$(7,860)	$—	$504	$(7,356)
December 31, 2013:
Derivative financial assets:
Interest rate swaps	$—	$310	$—	$—	$310
Currency swaps	—	797	—	—	797
Derivative netting	—	—	—	(1,107)	(1,107)
Total derivative financial assets	—	1,107	—	(1,107)	—
Total assets	$—	$1,107	$—	$(1,107)	$—
Due to affiliates carried at fair value	$—	$(496)	$—	$—	$(496)
Long-term debt carried at fair value	—	(8,025)	—	—	(8,025)
Derivative related liabilities:
Interest rate swaps	—	(309)	—	—	(309)
Currency swaps	—	(28)	—	—	(28)
Derivative netting	—	—	—	337	337
Total derivative related liabilities	—	(337)	—	337	—
Total liabilities	$—	$(8,858)	$—	$337	$(8,521)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during 2014 or 2013.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2014 or 2013.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

HSBC Finance Corporation

	Non-Recurring Fair Value Measurements as of December 31, 2014				Total Gains (Losses) for the Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$—	$860	$860	$201
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	693	—	693	(391)
Real estate owned(2)	—	195	—	195	(49)
Total assets at fair value on a non-recurring basis	$—	$888	$860	$1,748	$(239)

	Non-Recurring Fair Value Measurements as of December 31, 2013				Total Gains (Losses) for the Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$—	$—	$2,047	$2,047	$618
Personal non-credit card(3)	—	—	—	—	(82)
Total receivables held for sale	—	—	2,047	2,047	536
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	879	—	879	(955)
Real estate owned(2)	—	389	—	389	(71)
Total assets at fair value on a non-recurring basis	$—	$1,268	$2,047	$3,315	$(490)

(1)	Total gains (losses) for 2014 and 2013 includes amounts recorded on receivables that were subsequently transferred to held for sale.

(2)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(3)	Our personal non-credit card portfolio was sold on April 1, 2013 as discussed more fully in Note 7, "Receivables Held for Sale."
The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of December 31, 2014 and December 31, 2013:

	Fair Value				Range of Inputs
Financial Instrument Type	Dec. 31, 2014	Dec. 31, 2013	Valuation Technique	Significant Unobservable Inputs	December 31, 2014			December 31, 2013
	(in millions)
Receivables held for sale carried at the lower of amortized cost or fair value:
Real estate secured	$860	$2,047	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	79%	0%	-	93%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	8%	6%	-	10%

(1)
The majority of the real estate secured receivables held for sale consider collateral value, among other items, in determining fair value. Collateral values are based on the most recently available broker's price opinion and the collateral loss severity rates averaged 15 percent and 21 percent at December 31, 2014 and December 31, 2013, respectively. In the current market conditions, investors also take into consideration the fact that the most recently available broker's price opinion may not capture all of the home price appreciation due to the timing of the receipt of the opinion.

HSBC Finance Corporation

Valuation Techniques  The following summarizes the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value but for which fair value disclosures are required.
Cash:  Carrying amount approximates fair value due to the liquid nature of cash.
Interest bearing deposits with banks and Securities purchased under agreements to resell:  The fair value of securities purchased under agreements to resell approximates carrying amount due to the short-term maturity of the agreements.
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
In all reporting periods prior to December 31, 2013, the valuation for receivables held for sale was based on individual loan level pricing for the pool of loans. At December 31, 2013, due to the significant sales that occurred during the fourth quarter of 2013, our advisors recommended we begin to consider valuation of the loans based on aggregated pools of loans to be sold by similar risk characteristics. As a result of this recommendation from our advisors, during the fourth quarter of 2013 we revised our methodology for valuing receivables held for sale to the process described above. This change negatively impacted our lower of amortized cost or fair value adjustment by approximately $110 million during 2013, which is recorded in other revenues. The valuation of the receivables held for sale could be impacted in future periods if there are changes in how we expect to execute the loan sales.
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

Litigation Bond As discussed more fully in Note 22, "Litigation and Regulatory Matters," we are currently appealing a $2.5 billion partial final judgment involving the Jaffe litigation. In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment pending the outcome of our appeal. The surety bond has a pricing term of three years and an annual fee of $7 million. To reduce costs associated with posting cash collateral with the insurance companies, the surety bond has been guaranteed by HSBC North America and we will pay HSBC North America a fee of $6 million annually for this guarantee. See Note 17, “Related Party Transactions,” for additional information.
Lease Obligations We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $10 million, $11 million and $13 million in 2014, 2013 and 2012, respectively. See Note 17, “Related Party Transactions,” for additional information.
We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.
Future net minimum lease commitments under noncancelable operating lease arrangements were:

Year Ending December 31,	Minimum Rental Payments	Minimum Sublease Income	Net
	(in millions)
2015	$13	$(4)	$9
2016	11	(3)	8
2017	4	—	4
2018	4	—	4
2019	4	—	4
Thereafter	2	—	2
Net minimum lease commitments	$38	$(7)	$31

22.	Litigation and Regulatory Matters

In addition to the matters described below, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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

HSBC Finance Corporation

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
On October 4, 2013, the district court denied defendants' additional post-trial motions for judgment as a matter of law or, in the alternative, for a new trial, and granted plaintiffs' motions for a partial final judgment and awarded pre-judgment interest at the Prime Rate, compounded annually. Subsequently, on October 17, 2013, the district court entered a partial final judgment against the defendants in the amount of approximately $2.5 billion. In addition to the partial judgment that has been entered, there also remain approximately $625 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the district court. Defendants filed a Supersedeas Bond in the approximate amount of the judgment in order to stay execution on the judgment pending the appeal of the judgment to the Court of Appeals for the Seventh Circuit. Oral argument on the appeal was heard May 29, 2014, and we await a ruling from the Court of Appeals.
Given the complexity and uncertainties associated with the actual determination of damages, including the outcome of the appeal, there is a wide range of possible damages. We believe we have presented meritorious grounds for appeal on matters of both liability and damages. If the Appeals Court rejects or only partially accepts our arguments, the amount of damages in the action, based upon that partial final judgment, and other pending claims and the application of pre-judgment interest on those pending claims, may lie in a range from a relatively insignificant amount to an amount up to or exceeding $3.6 billion. We continue to maintain a reserve for this matter in an amount that represents management's current estimate of probable losses.
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

HSBC Finance Corporation

The various U.S. HSBC defendants agreed to settle hazard lender-placed insurance claims on behalf of a nationwide class comprised of borrowers “who, from January 1, 2005 to the present, were charged by HSBC defendants as assureds or additional assureds under a hazard lender placed insurance policy for residential property.”
The Southern District of Florida granted final approval of the class settlement in the Diaz v. HSBC Bank USA, N.A., et al. (S.D. Fla 13-CV-21104) action (formerly known as Lopez v. HSBC Bank, USA, N.A., et al.) on October 29, 2014. The settlement pays claims of class members, on a claims made basis, based on a formula, as well as class plaintiffs’ attorneys’ fees and costs of administration, with an overall cap of $32 million for all payments. This settlement does not include claims related to lender-placed flood insurance, such as those asserted in the Montanez, et al. v. HSBC Mortgage Corporation (USA), et al. (E.D. Pa. No. 11-CV-4074) action. On December 11, 2014, the parties in Weller, et al. v. HSBC Mortgage Services, Inc., et al. (D. Col. No. 13-CV-00185) reached a settlement in principle resolving putative class action claims regarding lender placed flood insurance. Under the agreement, HSBC agreed to pay $1.8 million inclusive of claims, attorneys’ fees and administrative costs. This settlement is subject to court approval.
Mortgage Securitization Activity We have received notice of several claims from investors and from trustees of residential mortgage-backed securities (“RMBS”) related to our activities as a sponsor and the activities of our subsidiaries as originators in connection with RMBS transactions closed between 2005 and 2007. In addition, we have received the following lawsuits: (i) Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp.; and (ii) Deutsche Bank, as Trustee of HASCO 2007-HE2 v. Decision One, HSBC Finance Corp. and HSBC Bank USA. These actions seek to have Decision One Mortgage Company LLC ("Decision One") and/or HSBC Finance Corporation repurchase mortgage loans originated by Decision One and securitized by third parties. In the aggregate, these actions seek repurchase of loans, or compensatory damages in lieu of repurchase, totaling approximately $500 million. In addition, HSBC Finance Corporation was dismissed, on motion, as a defendant in the Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp. matter, but the case remains pending against Decision One. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and approximately $60 million at December 31, 2014 related to claims that have been filed. Furthermore, real estate secured receivables sold during 2007 for which additional claims could be filed totaled approximately $5.5 billion. We believe that we would have strong defenses against any additional claims brought against us.
In November 2014, HSBC North America, on behalf of itself and its subsidiaries, including, but not limited to, HSBC Bank USA, HSI Asset Securitization Corp., HSI, HSI Asset Loan Obligation, HSBC Mortgage Corporation (USA), HSBC Finance Corporation and Decision One Mortgage Company LLC, received a subpoena issued by the US Attorney's Office, District of Colorado, pursuant to the Financial Industry Reform, Recovery and Enforcement Act of 1989, 12 U.S.C. § 1833a (“FIRREA”), concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages. This matter is at an early stage.
We expect these types of claims may continue. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation as a sponsor or originator in the U.S. mortgage securitization market.
Benchmark Rate Litigation In May 2014 HSBC, HSBC Bank plc, HSBC USA and HSBC Finance Corporation, along with the other U.S. dollar Libor panel banks, were named as defendants in a lawsuit filed by two mutual funds managed by Prudential Investment Portfolios seeking unspecified damages as a result of alleged artificial suppression of U.S. dollar Libor rates which plaintiffs allege resulted in plaintiffs receiving substantially less interest payments in connection with certain transactions entered into with the defendants. This action has been transferred and/or consolidated with a U.S. dollar Libor Multi-District Litigation proceeding pending in the U.S. District Court for the Southern District of New York. HSBC and HSBC Bank plc are defendants in that proceeding as well. The stay previously imposed by the court on the individual actions was lifted in 2014. Plaintiffs subsequently filed an amended complaint. HSBC moved to dismiss the amended complaint in November 2014. A hearing on these motions has been scheduled for early 2015.
Litigation - Discontinued Operations
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. ("Visa") and MasterCard Incorporated ("MasterCard"), had been named as defendants in a number of consolidated merchant class actions and individual merchant actions had been filed against Visa and MasterCard, alleging that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the federal antitrust laws. In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). In 2011, MasterCard, Visa, the other defendants, including HSBC Finance Corporation, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Sharing Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Finance Corporation and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The district court granted final approval of

HSBC Finance Corporation

the class settlement in December 2013 and entered the Class Settlement Order and final judgment dismissing the class action shortly thereafter. Certain objecting merchants have filed notices of appeal to the Court of Appeals for the Second Circuit.
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
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) was filed on December 16, 2013 against HSBC Bank USA, HSBC North America, HSBC Finance Corporation, and HSBC, as well as other banks. This putative class action was filed in the U.S. District Court for the Northern District of California. The complaint asserts federal and California state antitrust claims on behalf of a putative class composed of all Visa and MasterCard cardholders in the United States. The substantive allegations regarding defendants’ conduct parallel the merchant claims in MDL 1720. Unlike the merchant suits, however, the Salveson complaint alleges that cardholders pay the interchange fee charged for credit card transaction, not merchants, and that card holders were therefore injured by the alleged anticompetitive conduct. In March and May 2014, defendants, including the HSBC defendants, filed a motion to dismiss. In June 2014, the Judicial Panel on Multidistrict Litigation transferred the case to the Eastern District of New York for consolidation with MDL 1720. On November 26, 2014, the court granted defendants' motion to dismiss the federal antitrust claim and declined to exercise jurisdiction over the state law claim. Plaintiffs moved for reconsideration of the decision on December 18, and defendants responded on January 15, 2015. Plaintiffs also appealed the district court’s decision on January 5, 2015.
Debt Cancellation Litigation Beginning in August 2011, a number of State Attorneys General filed purported class actions against, among others, certain affiliates and/or subsidiaries asserting claims challenging cardholders' enrollment in debt cancellation or suspension products and various marketing or administrative practices relating to those products. In August 2014, the HSBC defendants settled the pending cases brought by the Hawaii, Mississippi and New Mexico State Attorneys General for a total payment of approximately $7 million. State of Hawaii ex rel David Louie, Attorney General v. HSBC Bank Nevada N.A. and HSBC Card Services, Inc., et al. (No. 12-1-0983-04); Jim Hood, Attorney General of the State of Mississippi, ex. rel. The State of Mississippi v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., and HSBC Bank USA, N.A.; State of New Mexico ex rel Gary King, Attorney General, v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., and HSBC Bank USA, N.A.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance Corporation and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. The HSBC defendants filed a motion for summary judgment in July 2014, which remains pending.
County of Cook v. HSBC North America Holdings Inc., et al. (N.D. Ill. Case No. 1:14-cv-2031). On March 21, 2014, Cook County, Illinois (the county in which the city of Chicago is located) filed an action pursuant to the Fair Housing Act against HSBC North America and certain subsidiaries that is substantially similar to the lawsuit filed by the counties of DeKalb, Fulton and Cobb in Georgia. In this action, as in DeKalb County, et al. v. HSBC North America Holdings Inc., et al., the plaintiff asserts that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. An amended complaint was filed on March 31, 2014. The HSBC defendants' filed a motion to dismiss the amended complaint remains pending.
Telephone Consumer Protection Act Litigation Between May 2012 and January 2013, two substantially similar putative class actions were filed against various HSBC U.S. entities, including actions against us or one or more of our subsidiaries. These two actions have been consolidated into a single action entitled: Mills & Wilkes v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., HSBC Mortgage Services, Inc. HSBC Auto Finance, Inc. & HSBC Consumer Lending (USA), Inc., Case No.: 12-cv-04010-MEJ (N.D. Cal.). A number of individual actions also have been filed. The plaintiffs in these actions allege that the HSBC defendants contacted them, or the members of the class they seek to represent, on their cellular telephones using an automatic telephone dialing system and/or an artificial or prerecorded voice, without their express consent, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). Plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations), although similar cases filed against other financial institutions have been resolved for amounts significantly less than these maximum statutory damage amounts due to, among other things, the availability of various defenses to the claims.

HSBC Finance Corporation

By agreement of the parties, the action in the Northern District of California was dismissed and a consolidated action entitled Wilkins & Mills v. HSBC Bank Nevada, N.A. & HSBC Card Services, Inc., was filed in the Northern District of Illinois, Eastern Division. The parties have agreed to settle the action for approximately $40 million, subject to court approval. The court preliminarily approved the settlement in July 2014.
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
The Servicing Consent Orders required an independent review of foreclosures (the "Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review ceased and has been replaced by a broader framework under which we and twelve other participating servicers are, in the aggregate, providing in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the IFR Settlement Agreements, HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and is providing other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2014, Rust Consulting, Inc., the paying agent, has issued almost all checks to eligible borrowers. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Finance Corporation and HSBC Bank USA, fulfillment of the terms of the IFR Settlement Agreements will satisfy the Independent Foreclosure Review requirements of the Servicing Consent Orders, including the wind down of the Independent Foreclosure Review. While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the Servicing Consent Orders, the IFR Settlement Agreements will positively impact compliance expenses in future periods as the significant resources working on the Independent Foreclosure Review will no longer be required.
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
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. Following the February 2012 settlement, these government agencies initiated discussions with other mortgage industry servicers, including us. HSBC Finance Corporation, together with our affiliate HSBC Bank USA, have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $157 million in 2011 (which was reduced by $14 million in 2013 and further reduced by $60 million during the second quarter of 2014), reflecting the portion of the HSBC North America accrual we currently believe is allocable to HSBC Finance Corporation. The latest reduction was based on our discussions with the regulators of the terms of any potential national mortgage settlement. As this matter progresses and more information becomes available, we

HSBC Finance Corporation

will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude further private litigation concerning foreclosure and other mortgage servicing practices.

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$201	$210	$225	$232	$207	$229	$238	$394
Provision for credit losses	(127)	(43)	(197)	2	(152)	(160)	267	24
Net interest income (loss) after provision for credit losses	328	253	422	230	359	389	(29)	370
Other revenues	(72)	169	47	82	(215)	114	628	354
Operating expenses	176	174	121	217	253	216	195	268
Income (loss) from continuing operations before income tax (expense) benefit	80	248	348	95	(109)	287	404	456
Income tax expense (benefit)	42	87	112	(17)	(51)	91	133	152
Income (loss) from continuing operations	38	161	236	112	(58)	196	271	304
Income (loss) from discontinued operations	(2)	(9)	(7)	(6)	(19)	(29)	(51)	(78)
Net income (loss)	$36	$152	$229	$106	$(77)	$167	$220	$226

HSBC Finance Corporation

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements on accounting and financial disclosure matters between HSBC Finance Corporation and its independent accountants during 2014.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by HSBC Finance Corporation in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported on a timely basis. Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent non-executive directors, provides oversight to our financial reporting process.
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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Exchange Act, and has completed an assessment of the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria related to internal control over financial reporting described in the 1992 “Internal Control – Integrated Framework” (the "Framework") established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on the assessment performed, management concluded that as of December 31, 2014, HSBC Finance Corporation’s internal control over financial reporting was effective.
In May 2013, COSO issued the 2013 Framework, which superseded the original 1992 Framework on December 15, 2014. Management is in the process of finalizing its migration to the 2013 Framework, which it plans to use with respect to the evaluation of its internal control over financial reporting for the year ending December 31, 2015.

Item 9B.	Other Information.

Disclosures pursuant to Section 13(r) of the Securities Exchange Act Section 13(r) of the Securities Exchange Act, requires each issuer registered with the SEC to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions with persons or entities targeted by U.S. sanctions programs relating to Iran, terrorism, or the proliferation of weapons of mass destruction even if those activities are not prohibited by U.S. law and are conducted outside the U. S. by non-U.S. affiliates in compliance with local laws and regulations.
In order to comply with this requirement, HSBC Holdings plc (together with its affiliates, the "HSBC Group") has requested relevant information from its affiliates globally. During the period covered by this Form 10-K, HSBC Finance Corporation did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r). The following activities conducted by our affiliates are disclosed in response to Section 13(r):
Loans in repayment Between 2001 and 2005, the Project and Export Finance division of the HSBC Group arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and they have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, the HSBC Group continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.

HSBC Finance Corporation

At December 31, 2014, the HSBC Group had 11 loans outstanding to an Iranian petrochemical company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Two repayments were received under each loan in 2014.
Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. The repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
In 2002, the HSBC Group provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency and is administered under license from the relevant European Government. This loan has now matured, and the final claim for non-payment was processed by the supporting export credit agency in 2014.
The HSBC Group also maintains sub-participations in loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy, The Netherlands and Spain.
With respect to Bank Mellat, the HSBC Group held two sub-participations in loans provided by another international bank to Bank Mellat with a guarantee from the Government of Iran, supported by the Dutch and Spanish Export Credit Agencies. The facilities have matured and the final claims for non-payment were processed by the supporting export credit agencies in 2014.
In relation to Bank Tejarat, the HSBC Group held two sub-participations in loans provided by another international bank to Bank Tejarat with a guarantee from the Government of Iran, supported by the Italian Export Credit Agency. Both facilities matured in 2014. The final claim for non-payment on one of the transactions was paid by the Italian Export Credit Agency in 2014 and the claim for the other transaction is currently being processed with the Italian Export Credit Agency.
Licenses and relevant authorizations have been obtained from the competent authorities of the European Union with respect to the transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for 2014, which includes interest and fees, was approximately $1.7 million, and net estimated profit was approximately $1.1 million. While the HSBC Group intends to continue to seek repayment under the existing loans, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during 2014 and approximately 20 remain outstanding.
There was no measurable gross revenue to the HSBC Group for 2014 under those guarantees. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains a frozen account in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in 2014.

•
The HSBC Group acted as the trustee and administrator for pension schemes involving four employees of an U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, the HSBC Group accepted contributions from the Iranian bank each month and allocated the funds into the pension accounts of the four Iranian bank employees. The HSBC Group ran and operated these pension schemes in accordance with Hong Kong laws and regulations. During 2014, one of the two schemes was terminated and the only member and accrued benefits were transferred into the other scheme.

HSBC Finance Corporation

Notices of resignation were received for two employees and accrued benefits were transferred into the former members' personal accounts. The HSBC Group continues to act as trustee and administrator for the remaining pension scheme.

•
In 2010, the HSBC Group closed its representative office in Iran. The HSBC Group maintained a local account with an Iranian bank in Tehran in order to facilitate residual activity related to the closure. The HSBC Group was authorized by the U.S. Government (and by relevant non-U.S. regulators) to engage in such activity in connection with the liquidation and deregistration of the representative office in Tehran. During 2014, the HSBC Group initiated a payment of approximately $55,000.00 into the account and paid fees in the amount of approximately $95,500.00 from the account to settle tax assessments. Funds from this account were also used to pay outstanding and future accounting, legal and administrative expenses associated with the closure. All debts have been satisfied and the account was closed with a zero balance in the fourth quarter of 2014.

Estimated gross revenue to the HSBC Group in 2014 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was approximately $585,370.00. The HSBC Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate net profit measure. The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in 2014 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated in 2014.
The HSBC Group undertook a review of an account held for a customer in the U.K. in the first quarter of 2014, and identified a domestic currency payment in the second quarter of 2013 from an entity designated under Executive Order 13224. The HSBC Group has exited this customer relationship.
Activity related to U.S. Executive Order 13382 The HSBC Group held accounts for a customer in France that was sanctioned under Executive Order 13382 in the first quarter of 2014. The HSBC Group closed all accounts for the customer. There was no measurable gross revenue or net profits generated to the HSBC Group in the first quarter of 2014. OFAC removed the designation placed on the customer in October 2014. The HSBC Group also maintains an account for a customer in the U.K. for whom it processed a payment received from the same sanctioned entity. The payment related to an invoice generated prior to designation.
The HSBC Group held an account for a customer in the Middle East who was sanctioned under Executive Order 13382 in the first quarter of 2014. The HSBC Group closed the account in the second quarter. There was no measurable gross revenue or net profits generated to the HSBC Group in the first and second quarters of 2014.
The HSBC Group held an account and an investment plan for a customer that is a wholly owned subsidiary of an entity sanctioned under Executive Order 13382. Sanctions were lifted form the parent entity in the third quarter of 2014. The account was closed in the fourth quarter of 2014 and the investment plan is active. The investment plan matures in 2015, and the HSBC Group intends to exit the customer relationship. The estimated gross revenue and the estimated net profits generated to the HSBC Group were approximately $2.000.00 in 2014.
Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. The HSBC Group has exercised a break clause in the lease and is in the process of exiting the property. The relationship will be terminated in 2015 and the HSBC Group closed the branch in the third quarter of 2014. There was no gross revenue or net profit to the HSBC Group in 2014.
The HSBC Group maintains an account for a customer in the U.S. for whom it processed checks involving the Iranian Interests Section of the Embassy of Pakistan in relation to intellectual property protection in Iran. The estimated gross revenue and estimated net profits generated to the HSBC Group were approximately $48.00 in 2014.
The HSBC Group maintains an account for a corporate customer in UAE for whom it processed a supplier payment to a hospital owned by the Government of Iran. There was no measurable gross revenue or net profit to the HSBC Group in 2014.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during 2014. In 2014, the HSBC Group also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group.

PART III

HSBC Finance Corporation

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
All of our non-executive Directors are or have been senior officials of a government agency or chief executive officers or senior executives at other companies or firms, with significant general and specific corporate experience and knowledge that promotes the successful implementation of the strategic plans of HSBC Finance Corporation and its indirect parent HSBC North America, for which each of our Directors, also serve as a Director. Our Directors also have high levels of personal and professional integrity and ethical character. Each possesses the ability to be collaborative but also assertive in expressing his or her views and opinions to the Board and management. Based upon his or her management experience, each Director has demonstrated sound judgment and the ability to function in an oversight role.
Directors are elected to three-year terms until their tenure exceeds six years, at which point they are elected annually. Consequently, Messrs. Ameen and Bader will be considered for election in 2015, and Mr. Whitford will be considered for election in 2017, and all other Directors are subject to annual elections. There are no family relationships among the Directors.
Patrick J. Burke, age 53, joined HSBC Finance Corporation’s Board in May 2011 and was appointed Chairman of the Board in November 2011. He is also a member of its Chairman’s Committee since July 2014. Mr. Burke is also a member of the HSBC USA, HSBC Bank USA and HSBC North America Boards since June 2014 and is a member of the respective Chairman’s Committee since July 2014. Mr. Burke was appointed President and Chief Executive Officer of HSBC North America, HSBC USA Inc. and HSBC Bank USA in November 2014.
Prior to this appointment, Mr. Burke was Chief Executive Officer of HSBC Finance Corporation from 2010 to 2014, with responsibility for winding down the legacy Household consumer finance business. Prior to that he was Chief Executive of Card and Retail Services, the US credit card business HSBC sold to Capital One in 2012. Mr. Burke has held a variety of strategy, finance and business roles during his career in the US, UK and Canada. He joined the Group in 1989 and was appointed a Group General Manager in 2011.
Phillip D. Ameen, age 66, joined HSBC Finance Corporation's Board in April 2012. He has been a member of the HSBC Finance Corporation Audit and Risk Committees since April 2012 and became Chair of the Audit Committee in May 2013. He is also a member of its Chairman’s Committee since July 2014. Mr. Ameen was appointed to the Board of Directors of HSBC and a member of the Group Audit Committee in January 2015.
Since April 2012, he has also served as a member of the Board of Directors of HSBC North America and as a member of its Audit and Risk Committees since May 2012. Effective May 2013, Mr. Ameen was appointed Chair of the Audit Committee of HSBC North America. He joined the HSBC Bank USA and HSBC USA Boards in May 2013, and is Chair of their respective Audit Committee and a member of their respective Risk and Chairman’s Committees. He was a Director of HSBC Bank Nevada from April 2012 until August 2013, when HSBC Bank Nevada, National Association (“HSBC Bank Nevada”) was merged into HSBC Finance Corporation. Until March 2008, he served as Vice President, Comptroller, and Principal Accounting Officer of General Electric Capital Co. (“GE”). Prior to joining GE, he was Audit Partner of KPMG Peat Marwick. He joined GE in 1985, where he spent time in lending, leasing, and mergers and acquisitions before joining GE Headquarters staff.
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
Jeffrey A. Bader, age 69, joined the HSBC Finance Board in April 2014 and the HSBC North America Board in April 2012. He is a member of the HSBC Finance and HSBC North America Audit Committees and Risk Committees. From April 2012 through April 2014, he was a member of the HSBC USA and HSBC Bank USA Boards, Risk Committees and Compliance Committees and a member of the HSBC North America Compliance Committee.

HSBC Finance Corporation

Dr. Bader is a visiting scholar with the John L. Thornton China Center at the Brookings Institution ("Brookings"). Dr. Bader returned to Brookings after serving in the Obama administration as senior director for East Asian affairs on the National Security Council from January 2009 to April 2011. Prior to his appointment to the Obama administration, Dr. Bader was the first director of the John L. Thornton China Center and senior fellow of the Foreign Policy program at Brookings. Dr. Bader was a member of the State Department from 1975 to 2002. His assignments as a foreign service officer included Kinshasa and Lubumbashi, Zaire (Congo); Taipei; Beijing; the U.S. Mission to the United Nations; Deputy Chief of Mission in Lusaka, Zambia; Deputy Consul General in Hong Kong; and several tours in Washington in the State Department's Bureau of East Asian & Pacific Affairs. He served as deputy director of the Office of Chinese & Mongolian Affairs from 1987 to 1990 and director of the same office in 1995-1996. In 1996, Dr. Bader was appointed deputy assistant secretary of state for East Asian & Pacific Affairs, with responsibility for the People's Republic of China, Taiwan, Hong Kong, Mongolia, Vietnam, Thailand, Cambodia, Burma, and Laos. In August 1997, he was named director for Asian affairs at the National Security Council, with responsibility for U.S. relations with the People's Republic of China and Taiwan, in which capacity he served until 1999. From 1999 to 2001, Dr. Bader served as United States ambassador to the Republic of Namibia. From May 2001 until May 2002, Dr. Bader served as assistant United States trade representative responsible for the People's Republic of China, Hong Kong, Taiwan, and Mongolia. After his retirement from the U.S. Government in 2002, Dr. Bader was Senior Vice President of Stonebridge International, LLC, until he joined Brookings in 2005. He also served as a member of the Editorial Board of China Security magazine, the Academic Advisory Group of the U.S. China Congressional Working Group and the policy advisory Board of the Asia Society.
In 2011, Dr. Bader set up Jeffrey Bader, LLC, a consulting group that works with a small number of companies on their challenges in Asia. He is the President and sole proprietor. He has been a director of the National Committee on U.S.-China Relations, a non-profit foundation active in U.S.-China exchanges, since 2012.
Dr. Bader's experience as a member of the U.S. Department of State provided him with comprehensive knowledge of international affairs and foreign policy, particularly in Asia including China, Hong Kong, Taiwan and Mongolia. This experience is further enhanced by his affiliations with the Brookings Institute and is highly relevant to our strategic focus on international connectivity.
Rhydian H. Cox, age 53, joined HSBC Finance Corporation’s Board in June 2014 and is a non-voting member of its Risk Committee since July 2014. Mr. Cox became a member of the HSBC USA and HSBC North America Boards in June 2014 and is a non-voting member of the respective Compliance Committees and Risk Committees since July 2014. He is also a member of the HSBC Bank USA Board and a non-voting member of its Compliance and Risk Committees since September 2014.
Mr. Cox was appointed Senior Executive Vice President and Head of Regulatory Remediation of HSBC North America, HSBC USA Inc., HSBC Bank USA, and HSBC Finance Corporation in June 2014. Prior to this appointment, Mr. Cox was Chief Risk Officer, Asia-Pacific from 2008 to 2014. Prior to that he was Head of Corporate, Investment Banking and Markets in Asia-Pacific and in Mexico. Mr. Cox joined the Group in 1984 and was appointed a Group General Manager in 2013.
Robert K. Herdman, age 66, joined HSBC Finance Corporation's Board in January 2004 and is a member of its Risk Committee. He served as Chair of its Audit Committee until May 2013 and of its Risk Committee until July 2014. Since March 2005, he has served as a member of the Board of Directors of HSBC North America and as Interim non-executive Chairman of the Board from May 2013 to December 2013. He is a member of the HSBC North America Risk Committee and served as Chair from May 2011 until July 2014. He was previously Chair of HSBC North America’s Audit Committee from March 2005 until May 2013. Mr. Herdman was re-appointed as a member of the HSBC North America Audit Committee in December 2013. Since May 2010, he has also been a member of the Boards of HSBC USA and HSBC Bank USA, and is a member of the HSBC USA and HSBC Bank USA Risk Committees and served as Chair of their respective Audit Committee until May 2013 and of the Risk Committee until July 2014. Mr. Herdman was a member of and the Chair of the HSBC Finance Corporation Compliance Committee from December 2010 until May 2011 and the HSBC USA Compliance Committee from August 2010 until May 2011. Mr. Herdman was a Director of HSBC Bank Nevada as well as Chair of its Audit and Risk Committees from July 2011 until August 2013, when HSBC Bank Nevada was merged into HSBC Finance Corporation. Mr. Herdman has also served on the Board of Directors of Cummins Inc. since February 2008 and is Chair of its Audit Committee, and on the Board of Directors of WPX Energy, Inc. and is Chair of its Audit Committee since December 2011. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm specializing in providing advice regarding corporate governance, risk assessment, crisis management and related matters. Mr. Herdman was the Chief Accountant of the SEC from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young's Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (“AABS”) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms' relationships with the SEC, FASB and American Institute of Certified Public Accountants (“AICPA”). He served on the AICPA's SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA's Board of Directors from 2000 to 2001.

HSBC Finance Corporation

Mr. Herdman's membership on the Board is supported by his significant financial expertise. His experience with the SEC and in the public accounting profession provided Mr. Herdman with broad insight into the business operations and financial performance of a significant number of public and private companies.
Samuel Minzberg, age 65, joined the HSBC Finance Corporation Board in April 2014 and the HSBC North America Board in March 2005. He is a member of the HSBC Finance Corporation Chairman’s Committee and Audit Committee, and has served on the HSBC North America Audit Committee since 2005 and the Nominating and Governance Committee of HSBC North America (“Nominating and Governance Committee") since 2013. He was previously a member of the HSBC USA Board from April 2013 through April 2014 and of the HSBC Bank USA Board from June 2013 through April 2014 and was a member of the HSBC USA and HSBC Bank USA Audit Committees. He was a member of the HSBC Finance Corporation Board from May 2008 through April 2013. Mr. Minzberg is a partner with the law firm of Davies Ward Phillips & Vineberg, in Montreal. Mr. Minzberg is currently also Chairman of HSBC Bank Canada and a member of its Audit Committee, a Director of Reitmans (Canada) Limited, and a Director and past President of the Sir Mortimer B. Davis - Jewish General Hospital Centre Board. He is a member of the Board of Governors of McGill University in Montreal.
Mr. Minzberg's experience as a tax attorney provides a unique expertise in evaluating and advising HSBC USA on tax strategies and particularly with respect to transactional matters. As a partner with a firm with a diverse client base, he has had experience with a number of industries with varied considerations in effecting business and tax strategies. He has been a practicing attorney for over thirty-five years, dedicated mainly to tax and corporate matters. As a Canadian, he brings diverse perspectives and knowledge to the Boardroom, which is also relevant for understanding the prior cross-border operations of HSBC USA and the continuing broader context of HSBC's global operations, as well as the potential tax and other considerations of potential cross-border initiatives of HSBC USA and its affiliates.
Thomas K. Whitford, age 58, joined HSBC Finance Corporation's Board in December 2013. He has also been a member of the HSBC Finance Corporation Risk Committee since December 2013 and its Chair since July 2014 and is a member of its Chairman’s Committee since July 2014. Also since December 2013, Mr. Whitford has served as a member of the Board of Directors of HSBC North America and as a member of its Compliance and Risk Committees and has been Chair of the Risk Committee since July 2014. He is also a member of the HSBC North America Chairman’s Committee since July 2014 and Nominating and Governance Committee since January 2014. Mr. Whitford is also a member of the HSBC USA and HSBC Bank USA Board of Directors since July 2014, the respective Chairman’s Committee since July 2014 and is Chair of the respective Risk Committee since July 2014.
Mr. Whitford retired in 2013 as Vice Chairman of PNC Financial Services Corporation ("PNC"), with responsibility for Technology and Operations, Corporate Communications and the Regional Presidents, a position he held since 2010. Following PNC’s acquisition of National City Corporation in December 2008, he moved to Cleveland and was appointed Chairman of National City Bank and responsible for PNC’s integration of National City Corporation. Mr. Whitford joined PNC in 1983 and held leadership positions in Consumer Banking, Personal Trust, Mutual Fund Servicing, Asset Management, and Strategic Planning. In 1997, he was named Chief Executive Officer of PNC’s Wealth Management business. He was named Chief Risk Officer in May 2002 and helped PNC sharpen its strategic focus and integrated coordination of all risk management activities corporate-wide. Mr. Whitford was named PNC’s Chief Administrative Officer in May 2007 and his responsibilities were expanded to include Corporate Communications, Operations, Human Resources, and the company’s Regional Presidents.
Mr. Whitford has served as an Independent Trustee on the Delaware Investments Family of Funds since January 2013. He also serves as a trustee for both The Barnes Foundation and Longwood Gardens, as a member of the Wharton Graduate Executive Board, and as a member of Natural Lands Trust’s President’s Council. Mr. Whitford previously served as a trustee for the Robert Morris University, Dance Alloy Theater and the Greater Cleveland Partnership.

HSBC Finance Corporation

Executive Officers Information regarding the executive officers of HSBC Finance Corporation as of February 20, 2014 is presented in the following table.

Name	Age	Year Appointed	Present Position
Kathryn Madison	53	2014	Chief Executive Officer
Michael A. Reeves	52	2010	Executive Vice President and Chief Financial Officer
Rhydian H. Cox	53	2014	Senior Executive Vice President, Head of Regulatory Remediation
Steven G. Ekert	48	2013	Senior Executive Vice President and Chief Risk Officer
Loren C. Klug	54	2013	Senior Executive Vice President, Head of Strategy and Planning and Chief of Staff to the CEO
Richard E. O’Brien	62	2014	Senior Executive Vice President and Chief Auditor
Vittorio Severino	51	2014	Senior Executive Vice President and Chief Operating Officer, USA
Julie A. Davenport	54	2011	Executive Vice President and General Counsel
Ian T. Leroni	56	2014	Executive Vice President and Chief Accounting Officer
Karen P. Pisarczyk	46	2015	Executive Vice President and Corporate Secretary
Kathryn Madison, Chief Executive Officer, HSBC Finance Corporation since September 2014. Ms. Madison began her career at HSBC in 1988 as a Manager of Strategic Planning for Consumer Lending. Since then, Ms. Madison has held various senior leadership positions for the Consumer and Mortgage Lending business. In 2009, Ms. Madison was appointed to the position of EVP and Chief Servicing Officer, Consumer and Mortgage Lending, for HSBC Finance Corporation.
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
Rhydian H. Cox, Director and Senior Executive Vice President, Head of Regulatory Remediation. See Directors for Mr. Cox’s biography.
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
Loren C. Klug, Executive Vice President, Head of Strategy and Planning of HSBC Finance Corporation, HSBC North America and HSBC USA. since January 2012 and since September 2013 he has held the additional title of Chief of Staff to the Chief Executive Officer. He was previously Executive Vice President, Strategy & Planning of HSBC Finance Corporation and of HSBC North America from February 2008 through December 2011. From March 2004 to January 2008, he was Managing Director - Strategy and Development, and concurrently from January 2005 to November 2007 he was responsible for strategy development and customer group oversight for HSBC Group's global consumer finance activities. Mr. Klug joined HSBC Finance Corporation in 1989, and since that time has held a variety of commercial finance and strategy positions. Prior to such time he held positions in commercial real estate and banking. Mr. Klug serves on the Board of Directors of Junior Achievement USA.
Richard O’Brien, Senior Executive Vice President and Chief Auditor HSBC North America Holdings Inc., HSBC USA Inc., HSBC Bank USA, N.A. and HSBC Finance Corporation since April 2014. Prior to this appointment, Mr. O’Brien was the Chief Auditor for S.W.I.F.T. which is a Financial Messaging Technology Cooperative headquartered in Belgium for the past 9 years. He began his career with Citibank Internal Audit where he spent 13 years in different roles; primarily auditing the Consumer Bank including Credit Review, Quality Assurance and Regional Head of Private Banking Audit. Afterward, he spent 5 years as Chief Auditor for the US for Credit Lyonnais (now part of Credit Agricole) covering Commercial Banking and Trading &Sales. Mr. O’Brien next joined Deutsche Bank as Chief Auditor for North America for 3 years covering Commercial Banking, Trading & Sales, and Broker Dealer Securities; followed by another 3 years as Chief Auditor North America covering the Investment Banking Division (BZW) and Asset Management (Global Investors) of Barclays Bank. Afterward, Mr. O’Brien spent a year as an Advisor for the US Treasury’s Office of Technical Assistance before rejoining Citigroup Audit and Risk Review for another five years as Global Liaison for Regulatory Compliance.

HSBC Finance Corporation

Vittorio Severino, Senior Executive Vice President and Chief Operating Officer of HSBC North America Holdings Inc., HSBC USA, HSBC Bank USA and HSBC Finance Corporation since June 2014. Prior to this appointment, Mr. Severino was the Chief Information Officer of Global Banking and Markets and Head of Shared Services from 2008 to 2014. Since joining HSBC in 2005, Mr. Severino has held several positions in Information Technology and operations and data management. Mr. Severino has almost 30 years of experience as a technologist in the financial services industry with firms including Lehman Brothers, Accenture, JP Morgan & Co and Hartford Financial Group.
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
Ian T. Leroni, Executive Vice President and Chief Accounting Officer of HSBC North America Holdings Inc., HSBC USA Inc., HSBC Bank USA and HSBC Finance Corporation since April 2014. Prior to this appointment, Mr. Leroni served as Chief Accounting Officer Europe of HSBC Bank plc from 2008. From 2005 to 2008, he served as Deputy Chief Financial Officer of HSBC France. From 1995 to 2005, he served as Head of Group Consolidation and External Reporting of HSBC. Mr. Leroni has been a member of the Institute of Chartered Accountants of South Africa since 1983.
Karen P. Pisarczyk, Executive Vice President and Corporate Secretary of HSBC USA, HSBC Bank USA, HSBC Finance Corporation and HSBC North America since January 2015. Prior to this appointment, Ms. Pisarczyk served as Executive Vice President and Deputy Corporate Secretary of these entities since 2011. From 2011 to 2014 she also served as Executive Vice President, Head of Corporate Governance and Regional Company Secretary Latin America. She served as Senior Vice President, Regional Company Secretary Latin America from 2009 to 2011 during which she created the Company Secretarial function in 12 countries within Latin America. Previously, she served as Vice President, Associate General Counsel in the Corporate Legal Department from 2004 to 2009.
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

HSBC Finance Corporation

•
reviewing the effectiveness of the risk management and internal control structures designed by management to ensure compliance with applicable law and regulation, HSBC policies, ethical standards and business strategies.

Board of Directors - Committees and Charters The Board of Directors of HSBC Finance Corporation has three standing committees: the Audit Committee, the Risk Committee and the Chairman's Committee. The charters of each of these Committees, as well as our Corporate Governance Standards, are available on our website at www.us.hsbc.com or upon written request made to HSBC Finance Corporation, 452 Fifth Avenue, New York, NY 10018, Attention: Corporate Secretary.
Audit Committee The Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC Finance Corporation's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	the critical accounting policies and practices, significant judgments, and the tax positions and related reserves;

•	HSBC Finance Corporation's compliance with legal and regulatory requirements that may have a material impact on our financial statements; and

•	the qualifications, independence, performance and remuneration of HSBC Finance Corporation's independent auditors.
The Audit Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards which are based upon the rules of the New York Stock Exchange (“NYSE”)): Phillip D. Ameen (Chair), Jeffrey A. Bader and Samuel Minzberg. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Mr. Ameen qualifies as an “audit committee financial expert.”
Audit Committee Report During the previous year, the Audit Committee met and held discussions with management and KPMG LLP. The Audit Committee reviewed and discussed with management and KPMG LLP the audited financial statements contained in HSBC Finance Corporation's Annual Report on Form 10-K for the year ended December 31, 2014. The Audit Committee also discussed with KPMG LLP the matters required to be discussed by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence, such communications also included its findings related to internal controls in conjunction with its financial statement audit. The Audit Committee also discussed management's assessment of the effectiveness of internal controls over financial reporting.
KPMG LLP submitted to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence. The Audit Committee discussed with KPMG LLP such firm's independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

Audit Committee

Phillip D. Ameen (Chair)
Jeffrey A. Bader
Samuel Minzberg
Risk Committee The Risk Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board with respect to:

•	HSBC Finance Corporation's risk appetite, tolerance and strategy;

•	our systems and the effectiveness of risk management and internal controls to identify, measure, aggregate, control and report risk;

•	management of capital levels and regulatory ratios, related targets, limits and thresholds, and the composition of our capital;

•	our forward-looking exposure and the alignment of strategy with our risk appetite, as defined by the Board of Directors;

HSBC Finance Corporation

•	ensuring that risk is appropriately considered in incentive compensation reward proposals; and

•
maintenance and development of a supportive and proactive risk management culture that is appropriately embedded through procedures, training and leadership actions so that all employees are alert to the wider impact on the whole organization of their actions and decisions and appropriately communicate regarding identified risks.

The Risk Committee is currently comprised of the following Directors: Thomas K. Whitford (Chair), Phillip D. Ameen, Jeffrey A. Bader, Robert K. Herdman, and Rhydian H. Cox.
Chairman's Committee The Chairman's Committee is responsible to support the efficiency of the Board in handling matters:

•	which, in the opinion of the Chairman of the Board, should not be postponed until the next scheduled meeting of the Board; and

•	as the Board may delegate to the Committee from time to time.
The Chairman's Committee is currently comprised of the following directors: Thomas K. Whitford (Chair), Mr. Phillip D. Ameen, Samuel Minzberg and Mr. Patrick J. Burke.
Compliance Committee Effective August 18, 2014, the Board of Directors demised the HSBC Finance Corporation compliance committee. The Compliance Committee of the HSBC North America Board of Directors (the "Compliance Committee") is responsible for, among other things, oversight and advice to the HSBC North America Board of Directors with respect to the corrective actions in the foreclosure processing and loss mitigation functions of HSBC Finance Corporation and to ensure that HSBC Finance Corporation complies with the FRB Foreclosure Order.
Nominating and Compensation Committees The Board of Directors of HSBC Finance Corporation does not maintain a standing nominating committee or compensation committee. The Nominating and Governance Committee is responsible for, among other things, oversight and advice to the HSBC North America Board of Directors with respect to:

•
making recommendations concerning the structure and composition of the HSBC North America Board of Directors and its committees and the Boards and committees of its subsidiaries, including HSBC Finance Corporation, to enable these Boards to function most effectively;

•	identifying qualified individuals to serve on the HSBC North America Board of Directors and its committees and the Boards and committees of its subsidiaries, including HSBC Finance Corporation; and

•	reviewing HSBC Finance Corporation's corporate governance to ensure it maintains "best practices".
The Nominating and Governance Committee also has specified responsibilities with respect to executive officer compensation. See Item 11. Executive Compensation - Compensation Discussion and Analysis - Oversight of Compensation Decisions. The Nominating and Governance Committee is currently comprised of the following Directors: Rona A. Fairhead (Chair), Samuel Minzberg, Nancy G. Mistretta and Thomas K. Whitford. Ms. Fairhead is the Chair of the HSBC North America Board. Ms. Mistretta currently serves as director of HSBC North America, HSBC USA and HSBC Bank USA. Mr. Minzberg currently serves as director of HSBC North America and HSBC Finance Corporation. Mr. Whitford currently serves as director of HSBC North America, HSBC USA, HSBC Bank USA and HSBC Finance Corporation.
Board of Directors - Director Qualifications HSBC and the Board of Directors believe a Board comprised of members from diverse professional and personal backgrounds who provide a broad spectrum of experience in different fields and expertise best promotes the strategic objectives of HSBC Finance Corporation. HSBC, the Nominating and Governance Committee and the Board of Directors evaluate the skills and characteristics of prospective Board members in the context of the current makeup of the Board of Directors. This assessment includes an examination of whether a candidate is independent, as well as consideration of diversity, skills and experience in the context of the needs of the Board of Directors, including experience as a chief executive officer or other senior executive or in fields such as financial services, finance, technology, communications and marketing, and an understanding of and experience in a global business. Although there is no formal written diversity policy, the Nominating and Governance Committee and the Board considers a broad range of attributes, including experience, professional and personal backgrounds and skills, to ensure there is a diverse Board. A majority of the non-executive Directors are expected to be active or retired senior executives of large companies, educational institutions, governmental agencies, service providers or non-profit organizations. Advice and recommendations from others, such as board consulting firms, may be considered, as the Board of Directors deems appropriate.
The Nominating and Governance Committee and the Board of Directors review all of these factors, and others considered pertinent in the context of an assessment of the perceived needs of the Board of Directors at particular points in time. Consideration of new Board candidates typically involves a series of internal discussions, development of a potential candidate list, review of information

HSBC Finance Corporation

concerning candidates, and interviews with selected candidates. Under our Corporate Governance Standards, in the event of a major change in a Director's career position or status, including a change in employer or a significant change in job responsibilities or a change in the Director's status as an “independent director,” the Director is expected to offer to resign. The Chairman of the Board, in consultation with the Chief Executive Officer and senior executive management, will determine whether to present the resignation to the Board of Directors. If presented, the Board of Directors has discretion after consultation with management to either accept or reject the resignation. In addition, the Board of Directors discusses the effectiveness of the Board and its committees on an annual basis, which discussion includes a review of the composition of the Board.
As set forth in our Corporate Governance Standards, while representing the best interests of HSBC and HSBC Finance Corporation, each Director is expected to:

•	promote HSBC's brand values and principles and compliance with standards and policies in performing their responsibilities;

•	have the ability to spend the necessary time required to function effectively as a Director;

•	develop and maintain a sound understanding of the strategies, business and senior executive succession planning of HSBC Finance Corporation;

•	carefully study all Board materials and provide active, objective, constructive and challenging participation at meetings of the Board and its committees;

•	assist in affirmatively representing HSBC to the world;

•	be available to advise and consult on key organizational changes and to counsel on corporate issues;

•	develop and maintain a good understanding of global economic issues and trends; and

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
Board of Directors - Delegation of Authority The HSBC North America Board of Directors has delegated its powers, authorities and discretion, to the extent they concern the management and day to day operation of the businesses and support functions of HSBC North America and its subsidiaries to a management Executive Committee comprised of senior executives from the businesses and staff functions. Under this authority, the Executive Committee is responsible for all matters that relate to the ordinary course of business. The HSBC Finance Corporation Chief Executive Officer and Chief Financial Officer, the HSBC North America Chief Risk Officer, Head of Regulatory Compliance, Head of Financial Crimes Compliance, Chief Operating Officer, Heads of each Business, Head of Internal Audit, Head of Strategy and Planning and Chief of Staff to the HSBC North America CEO, General Counsel, Corporate Secretary, Head of Communications, Head of Human Resources, Head of Public Policy, and Head of Regulatory Remediation are members of the HSBC North America Executive Committee.
The objective of the Executive Committee is to maintain a reporting and control structure in which all of the line operations of HSBC North America and all its subsidiaries, including HSBC Finance Corporation, are accountable to individual members of the Executive Committee who report to the HSBC North America Chief Executive Officer, who in turn reports to the HSBC Chief Executive Officer.
Board of Directors - Risk Oversight by Board HSBC Finance Corporation has a comprehensive risk management framework designed to ensure all risks, including credit, liquidity, interest rate, market, operational, reputational and strategic risk, are appropriately identified, measured, monitored, controlled and reported. The risk management function oversees, directs and integrates the various risk-related functions, processes, policies, initiatives and information systems into a coherent and consistent risk management framework. Our risk management policies are primarily implemented in accordance with the practices and limits by the HSBC Group Management Board. Oversight of all risks specific to HSBC Finance Corporation commences with the Board of Directors, which has delegated principal responsibility for a number of these matters to the Audit Committee and the Risk Committee.
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

HSBC Finance Corporation

•	the integrity of HSBC Finance Corporation's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	the critical accounting policies and practices, significant judgments, and tax positions and related reserves;

•	HSBC Finance Corporation's compliance with legal and regulatory requirements that may have a material impact on our financial statements; and

•	the qualifications, independence, performance and remuneration of HSBC Finance Corporation's independent auditors.
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

•	review and discuss with the Chief Risk Officer the adequacy and effectiveness of our internal control and risk management framework in relation to our strategic objectives and related reporting;

•	oversee and advise the Board of Directors on all high-level risks;

•	oversee and advise the Board of Directors on all compliance risk related matters;

•	approve with HSBC the appointment and replacement of the Chief Risk Officer;

•	review and approve the annual key objectives and performance review of the Chief Risk Officer;

•	advise the Board of Directors and the Nominating and Governance Committee to ensure risk is appropriately considered in incentive compensation reward proposals;

•	seek appropriate assurance as to the Chief Risk Officer's authority, access, independence and reporting lines;

•	review the effectiveness of our internal control and risk management framework and whether management has discharged its duty to maintain an effective internal control system;

•	consider the risks associated with proposed strategic acquisitions or dispositions;

•	receive reports from the HSBC North America ALCO and risk control functions in order to assess major financial risk exposures and the steps management has taken to monitor and control such exposures;

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
The HSBC North America Risk Management Committee (the “Risk Management Committee”), provides strategic and tactical direction to risk management functions throughout HSBC North America, including HSBC Finance Corporation, focusing on: credit, funding and liquidity, capital, market, operational, security, fraud, reputational and compliance risks. The Risk Management Committee is comprised of the function heads of each of these areas, as well as other control functions within the organization. The Chief Risk Officer of HSBC North America is the Chair of this committee. On an annual basis, the HSBC North America and HSBC Finance Corporation Boards review the Risk Management Committee's Terms of Reference and framework. The HSBC North America Operational Risk & Internal Control Committee (“ORIC Committee”) and the HSBC Finance Corporation Disclosure Committee report to the Risk Management Committee and, together with the HSBC North America ALCO, define the

HSBC Finance Corporation

risk appetite, policies and limits; monitor excessive exposures, trends and effectiveness of risk management; and promulgate a suitable risk management culture, focused within the parameters of their specific areas of risk.
HSBC North America ALCO provides oversight and strategic guidance concerning the composition of the balance sheet and pricing as it affects net interest income. It establishes limits of acceptable risk and oversees maintenance and improvement of the management tools and framework used to identify, report, assess and mitigate market, interest rate and liquidity risks.
The HSBC North America Operational Risk & Internal Control Committee is responsible for oversight of the identification, assessment, monitoring, appetite for, and proactive management and control of, operational risk for HSBC North America, including HSBC Finance Corporation. Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. The ORIC Committee is designed to ensure that senior management fully considers and effectively manages our operational risk in a cost-effective manner so as to reduce the level of operational risk losses and to protect the organization from foreseeable future operational losses.
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
Regulatory Remediation Committee HSBC North America maintains a Regulatory Remediation Committee, which is a management committee established to provide a central point of governance and oversight for the remediation of outstanding regulatory issues resulting from enforcement actions, Supervisory Letters and any other regulatory findings. This Committee manages the remediation of the foreclosure processing and loss mitigation functions and compliance with the FRB Foreclosure Order. Mr. Rhydian H. Cox, Head of Regulatory Remediation and a Director is the Chair of this committee, the membership of which also includes the heads of our business segments, our Chief Risk Officer and senior management of all functions, including Compliance, Legal and other control functions. The Regulatory Remediation Committee reports to both the Compliance Committee of the HSBC North America Board of Directors and the HSBC North America Executive Committee. The Regulatory Remediation Committee is supported by the HSBC North America Remediation Management Office, which is a management office established to develop and oversee the response to the consent cease and desist orders. This Committee defines deliverables, provides ongoing direction to project teams and approves all regulatory submissions.
For further discussion of risk management generally, see the “Risk Management” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A").
Section 16(a) Beneficial Ownership Reporting Compliance  Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the NYSE. With respect to the issue of HSBC Finance Corporation preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2014 fiscal year.
Code of Ethics  HSBC Finance Corporation has adopted a Code of Ethics that is applicable to its chief executive officer, chief financial officer, chief accounting officer and controller, which Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. HSBC North America also has a general code of ethics applicable to all U.S. employees, including employees of HSBC Finance Corporation, which is referred to as its Statement of Business Principles and Code of Ethics. That document is available on our website at www.us.hsbc.com or upon written request made to HSBC Finance Corporation, 452 Fifth Avenue, New York, NY 10018, Attention: Corporate Secretary.

Item 11.     Executive Compensation.

Compensation Discussion and Analysis
The following compensation discussion and analysis (the “2014 CD&A”) and accompanying tables summarizes the principles, objectives and factors considered in evaluating and determining the 2014 total compensation for our executive officers, including specific compensation information relating to our Chief Executive Officer(s): Kathryn Madison (since September 1, 2014) and Patrick J. Burke (until September 1, 2014), Chief Financial Officer: Michael A. Reeves, and the next three most highly compensated

HSBC Finance Corporation

executives: Vittorio Severino, Rhydian H. Cox, and Steven G. Ekert, is contained in this portion of the Form 10-K. Collectively, these officers are referred to as the Named Executive Officers ("NEOs").
Oversight of Compensation Decisions
Remuneration Committee
The HSBC Board of Directors has a Remuneration Committee ("RemCo"), which oversees the HSBC Group’s reward policy and its application to HSBC Group businesses. All members of the RemCo meet regularly and are independent non-executive Directors of HSBC. RemCo is responsible for approving the terms of the HSBC Group’s long-term incentive plans, pension plans, severance policies and agreeing individual remuneration packages (including variable pay awards) for executive Directors, Group Managing Directors and other senior HSBC Group employees, including the heads of control functions.
RemCo periodically reviews the adequacy and effectiveness of the HSBC Group’s remuneration policy and ensures that the policy meets the commercial requirement to remain competitive, is affordable, allows flexibility in response to prevailing circumstances and is consistent with effective risk management.
The members of RemCo during 2014 are the following non-executive directors of HSBC: Chairman Sir S. Robertson; W. S. H. Laidlaw; R. Fassbind until retiring on September 1, 2014; J. Symonds from April 14, 2014 to September 1, 2014; J. D. Coombe until retiring on May 23, 2014; and J. Lipsky beginning on May 23, 2014. As an indirect wholly owned subsidiary of HSBC, HSBC Finance Corporation is subject to the remuneration policy established by HSBC.
Compensation Approval Framework
In June 2014, HSBC implemented a standard approval framework for total compensation decisions across all Global Businesses and Functions. Total compensation approval decisions follow the new framework which replaces the prior delegation of authority to approve pay packages. All compensation approvals are governed by Total Cost and Global Career Band ("GCB") limits. Through the framework, approval of pay packages that are at or below the Total Cost Limit is required from both the Functional Manager and Entity Manager of the Proposing Manager. When pay packages fall above the Total Cost Limit additional approval is required from the second level Functional Manager. Total compensation proposals for most NEOs, require approval from their Entity and Functional Managers, the HSBC Group Head of Human Resources, HSBC Group Chief Executive Officer, and/or RemCo as appropriate.
Board of Directors; HSBC North America Nominating and Governance Committee
The HSBC North America Board of Directors reviewed and made recommendations concerning proposed 2014 performance assessments and variable pay compensation award proposals for our Chief Executive Officer, direct reports to our Chief Executive Officer and certain other Covered Employees (“Covered Employees”), including all NEOs. The HSBC North America Board of Directors also reviewed fixed pay recommendations for 2015 for the NEOs and had the opportunity to recommend changes before awards were finalized.
Discretionary compensation awards are impacted by controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). North America Risk, in partnership with Human Resources, Legal, Finance, and Audit established the Risk Management Framework intended to ensure that compensation arrangements appropriately balance risk and reward and do not incentivize excessive risk-taking. Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation for ensuring the appropriate risk controls and measures are in place. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of our risk appetite process. Risk Appetite is set by the Board of HSBC North America. A risk appetite for U.S. operations is annually reviewed and approved by the HSBC North America Risk Management Committee and the HSBC North America Board of Directors.

HSBC Finance Corporation

The Nominating and Governance Committee of HSBC North America ("Nominating and Governance Committee”) performed certain responsibilities related to oversight and endorsements of total compensation for 2014 performance with respect to HSBC North America and its subsidiaries. The duties of the Nominating and Governance Committee, among others, include: i) reviewing the corporate governance framework to ensure that best practices are maintained and relevant stakeholders are effectively represented, ii) making recommendations to the Board regarding total compensation for service of the non-executive Board members, iii) reviewing whether the HSBC Group remuneration policy approved by RemCo and as approved by the shareholders of HSBC in general meetings, complies with all relevant local regulations and is appropriate to attract, retain and motivate directors and senior management of the quality required to run the corporation successfully with consideration to market conditions, iv) overseeing the framework for assessing risk in the responsibilities of employees, v) making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for our Chief Executive Officer, direct reports of our Chief Executive Officer, and other appropriate staff including any recommendations for reducing, canceling or clawback of discretionary variable pay compensation previously awarded, and vi) reviewing the coverage and competitiveness of employee pension and retirement plans and general benefits. The Nominating and Governance Committee also assures that the HSBC North America Board of Directors reviews and provides input to HSBC Group concerning the CEO's succession and development plans, and to our CEO concerning management succession and development plans for the principal officers of the Corporation. The recommendations related to employee total compensation were incorporated into the submissions to RemCo, and/or to Stuart T. Gulliver, as HSBC Group CEO, and Mr. Burke or Ms. Madison, in instances where they have delegated remuneration authority within the limits established in the Compensation Approval Framework noted above.
Each year, the Nominating and Governance Committee reviews the enhanced risk assessment measures with respect to risks taken and risk outcomes in alignment with the performance management process. The Nominating and Governance Committee also reviews total compensation recommendations for senior executives with consideration for risk performance. For performance year 2014, the review of risk taken and risk outcomes occurred in February 2015. Any reward impacts as a result of risk taken and risk outcomes were documented in “Risk Evidence Statements”, which were reviewed and approved by the Compensation and Performance Management Governance Committee (described below) before final endorsement by the Nominating and Governance Committee to support 2014 variable pay recommendations.
Compensation and Performance Management Governance Committee
In 2010, HSBC North America established the Compensation and Performance Management Governance Committee (“CPMG Committee”). The CPMG Committee was created to provide a more systematic approach to variable pay compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG Committee are senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Legal, Finance, Audit, Regulatory Remediation, Human Resources and Company Secretary. The duties of the CPMG Committee, among others, include: i) overseeing the framework for identifying employees who oversee institution-wide activities or material business lines or who have the ability to expose the Company to significant risk (“Covered Employees”) as defined in the Interagency Guidance on Incentive Compensation Arrangements, as published by the Federal Reserve Board, ii) reviewing the common compliance and internal audit related objectives to be assigned to senior management employees relating to risk management and such other measures as may be used to ensure risk is appropriately considered in making variable pay compensation recommendations, iii) reviewing regulatory, audit and other internal control findings, as well as risk events, and making recommendations to the Nominating and Governance Committee concerning any proposed adjustments to variable pay compensation recommendations, including cancellation of previously awarded unvested variable pay compensation (“malus”) and clawback of incentive compensation previously awarded to employees (effective January 1, 2015), iv) reviewing proposed variable pay pool funding and allocations within U.S. operations, and v) approving “Risk Evidence Statements”, which summarize any reward impacts as a result of risk outcomes or risk taken within each control function and business line. The CPMG Committee can make its recommendations to the Nominating and Governance Committee, Mr. Burke or Ms. Madison depending on the nature of the recommendation or the delegation of authority for making final decisions.
Material Risk Takers and Alignment to the Capital Requirement Directive IV (CRD IV)
Under the provisions of CRD IV, which came into effect from January 1, 2014, there is a limit on the amount of variable pay that firms can pay to those of its employees that are categorized as “Identified Staff and Material Risk Takers”, which are referenced as “MRTs” throughout this document. MRTs are determined based on qualitative and quantitative criteria prescribed by the Regulatory Technical Standard ("RTS") EU 604/2014 issued by the European Banking Authority that came into force in June 2014. This replaces the criteria that was previously used to identify Code Staff for the purposes of the UK Prudential Regulatory Authority's and Financial Conduct Authority's Remuneration Code. HSBC Finance Corporation, as a subsidiary of HSBC, must have remuneration practices for executive officers that comply with CRD IV.

HSBC Finance Corporation

The HSBC Group developed a methodology for identifying individuals who are captured by any of the qualitative criteria specified in the RTS. Quantitative criteria are designed to ensure that the highest paid employees in the firm are captured as MRTs as well if their professional activities have a material impact on the risk profile of a material business unit.
Objectives of HSBC Finance Corporation's Compensation Program
The quality and commitment of our employees is fundamental to our success and accordingly we aim to attract, retain and motivate the very best people.
HSBC’s global reward strategy, as approved by RemCo and as utilized by HSBC Finance Corporation, supports this objective through balancing both short-term and sustainable performance. HSBC Group's compensation plans are designed to motivate its executives to improve the overall performance and profitability of the HSBC Group as well as the Global Business or Global Function to which they are assigned. The HSBC Group seeks to offer competitive total compensation, which includes market competitive fixed pay and variable pay determined by measuring overall performance of the executive, his or her respective Global Business or Function and the HSBC Group overall. Our reward strategy aims to reward success, not failure, and be properly aligned with our risk framework and related outcomes. In order to ensure alignment between remuneration and our business strategy, HSBC Group’s global reward strategy also includes:

•
Total compensation package (base salary, fixed pay allowances, annual discretionary variable pay, and other benefits) that is competitive in relation to comparable organizations in the market in which we operate.

•
Assessment of reward with reference to clear and relevant objectives set within a performance scorecard framework with the level of annual discretionary variable pay (namely, cash, deferred cash, short-term equity incentives and long-term equity incentives, as appropriate) differentiated by performance. The use of a performance scorecard framework ensures an aligned set of objectives and impacts the level of individual pay received, as achievement of objectives is considered when determining the level of variable pay awarded. Eligibility for variable pay is also dependent on adherence to the HSBC Group values of being ‘open, connected and dependable’ and behaviors consistent with managing a sound financial institution and acting with ‘courageous integrity’;

•
The use of considered discretion to assess the extent to which performance has been achieved, rather than applying a formulaic approach which, by its nature, is inherently incapable of considering all factors affecting results and may encourage inappropriate risk taking. In addition, environmental factors and social and governance aspects that would otherwise not be considered by applying absolute financial metrics may be taken into consideration. While there are specific quantitative goals as outlined above, the final reward decision is not solely dependent on the achievement of one or all of the objectives; and

•
Delivery of a significant proportion of variable pay in HSBC ordinary shares (deferred and non-deferred, as appropriate), to align recipient interests to the future performance of the HSBC Group and to retain key talent.

Internal Equity
HSBC Finance Corporation's executive officer total compensation is analyzed internally at the direction of the HSBC Group Head of Human Resources with a view to align treatment globally and across business segments and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead, and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against the respective Comparator Groups, as detailed herein.
Link to Company Performance
The discretionary annual variable pay awards are based on individual and business performance, as more fully described under the Elements of Compensation - Annual Discretionary Variable Pay Awards section.
We have a strong orientation to use variable pay to reward performance while maintaining an appropriate balance between fixed and variable elements. Actual total compensation paid typically increases or decreases based on the executive's individual performance, including business results and the management of risk within his or her responsibilities.
Our most senior executives, including Ms. Madison, and Messrs. Burke, Reeves, Severino, Cox and Ekert, set objectives using a performance scorecard framework. On a performance scorecard, objectives are separated into two categories: financial and non-financial objectives. Additionally, objectives are based on strategic priorities including “Grow”, “Global Standards”, “Streamlining” and “People”. In performance scorecards, certain objectives had quantitative standards that may have included meeting designated financial performance targets for the company or the executive's function. Qualitative objectives may have included key strategic business initiatives, including remediation goals or projects for the company or executive's function. Quantitative and qualitative

HSBC Finance Corporation

objectives helped inform 2014 total compensation decisions. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels. Specific objectives required of all Covered Employees include targets relating to Compliance, Internal Audit and general risk and internal control measures.
Employees were assessed on and communicated up to three ratings, which included performance rating using a new performance rating scale in 2014 (Top Performer, Strong Performer, Good Performer and Inconsistent Performer), Values-aligned behavior rating using a behavioral guide, and Potential rating used to assess key talent.
Beginning in 2011, the top executives across the HSBC Group, including Messrs. Burke, Severino, Cox, and Ekert (since date of hire) received a separate values-aligned behavior rating in addition to a performance rating. For performance year 2014, this values-aligned behavior rating was formally in place for all employees at year-end including Ms. Madison and Mr. Reeves, although values-aligned behaviors were already part of our culture. Values-aligned behaviors are the foundation of an employee’s performance and potential as follows:

•	Role Model - Exceptional behaviors which drive performance above target levels and/or have a lasting positive impact on the Bank’s culture.

•	Strong - Strong, sustainable, expected behaviors which are the benchmark of a high-performing values-led organization.

•	Weak - Weak behaviors which fall below day-to-day expectations and negatively impact performance.

•
Unacceptable - Unacceptable behaviors which undermine HSBC’s values and business principles and need to be eradicated. They significantly compromise quality, integrity, teamwork and performance and are likely to result, immediately or in due course, in disciplinary action.

Risk (including in particular, compliance) is a critical part of the assessment process in determining the performance of senior executives, Covered Employees and MRTs ensuring that their individual remuneration has been appropriately assessed with regard to risk.
The Risk Function carries out reviews for Covered Employees and MRTs, which determine whether there are any instances of non-compliance with Risk procedures and expected behavior. Instances of non-compliance are escalated to senior management, the Nominating and Governance Committee and/or RemCo for consideration in variable pay decisions. Consideration is given to whether adjustments, malus and/or clawback should apply and in certain circumstances, whether employment should be continued. Clawback is only applicable to variable pay awards granted to MRTs, including the NEOs disclosed in the 2014 CD&A, on or after January 1, 2015.
HSBC Group-wide thematic reviews of risk are also carried out to determine if there are any transgressions which could affect the amount of current year variable pay or any instances where malus of previously awarded variable pay is required.
As the determination of the variable pay awards relative to 2014 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2014, the final determination on 2014 total compensation was not made until February 2015. To make that evaluation, Messrs. Gulliver and Burke received reports from management concerning satisfaction of 2014 HSBC Group, global business unit or function and individual objectives.
Each NEO’s performance objectives included strategic priorities related to growth, global standards, streamlining and compliance culture transformation. Total compensation decisions were influenced by performance to these objectives, as well as each NEO’s demonstration of appropriate values-aligned behaviors as noted above. In addition, NEOs were focused on activities specific to their role within the organization as follows:
Ms. Madison:

•	Our efforts in remediation solutions for top themed risk control items, continuing ongoing oversight of business wind-down, and supporting the implementation of de-risking activities.
Mr. Burke:

•
First-half activities for 2014, as appropriate for his role as our Chief Executive Officer, focused on the progression of remediation solutions for our top themed risk control items as well as other activities related to the day-to-day operation of the business.

HSBC Finance Corporation

•
Second-half activities began a transition to the role of HSBC USA Chief Executive Officer with focus on driving business strategy, overseeing ongoing remediation of top themed risk control items, ensuring compliance with applicable laws and regulations, and supporting HSBC Group’s people and compliance cultural transformation.

Mr. Reeves:

•
Progressing remediation activities, balance sheet reductions and improving capital and liquidity positions, as appropriate for his role, as well as overseeing transformational projects supporting cost efficiencies for the company while reducing risk.

Mr. Severino:

•
Oversight of big data transformation efforts aimed to implement cost efficiencies and grow revenues, remediation of top themed risk control items related to third-party risk management, and continuing to drive transformation efforts to support cost savings.

Mr. Cox:

•
Building out the Remediation Management Office, enabling business growth through cross-business/function remediation efforts, oversight of the implementation of global standards, and expansion of HSBC North America's relationship with key regulators and stakeholders.

Mr. Ekert:

•
Progressing the remediation of top themed risk control items, oversight of the implementation of global standards for enhanced financial crime compliance capabilities and expansion of financial intelligence capabilities, and supporting enablement of business growth within appropriate risk parameters

Competitive Compensation Levels and Benchmarking
When making compensation decisions, we review the total compensation paid to similarly-situated executives in our Comparator Groups, a practice referred to as “benchmarking.” Benchmarking provides a point of reference for measurement, but does not replace analyses of internal pay equity and individual performance of the executive officers that HSBC also considers when making compensation decisions. We strive to maintain a total compensation program that may attract and retain qualified executives, but also has levels of compensation that differ based on performance.
In 2014, RemCo retained Towers Watson to provide market trend information for use during the annual pay review process and advise RemCo as to the competitive position of HSBC's total direct compensation levels in relation to the Comparator Groups. Towers Watson provided competitive positions on the highest level executives within HSBC Group, including Messrs. Burke, Severino, Cox, and Ekert. Comparative competitor information for Mr. Burke was provided to Mr. Gulliver to evaluate the competitiveness of proposed executive total compensation.
Comparative competitor information for other NEOs was provided to Mr. Burke to evaluate the competitiveness of proposed executive total compensation. The primary Comparator Group is reviewed annually with the assistance of Towers Watson and it consists of our global peers with comparable business operations located within U.S. borders. These organizations are publicly held companies that compete with HSBC Group for business, customers and executive talent and are broadly similar in size and international scope.
The primary Comparator Group for 2014 consisted of:

Global Peers
Banco Santander	Deutsche Bank
Bank of America	JPMorgan Chase
Barclays	Standard Chartered
BNP Paribas	UBS
Citigroup
The total compensation review for Mr. Reeves utilized a separate market data study by Towers Watson, based on the Comparator Group outlined above with addition of Credit Suisse.

HSBC Finance Corporation

The total compensation review for Ms. Madison included comparative competitor information based on broader financial services industry that was compiled from compensation surveys prepared by consulting firm McLagan Partners Inc.
Elements of Compensation
The primary elements of executive total compensation, which are described in further detail below, are: i) fixed pay, which includes base salary and fixed pay allowance, and ii) annual discretionary variable pay awards.
In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements of such qualified and non-qualified plans (all qualified and non-qualified defined benefit plans have been frozen as have employer funded non-qualified defined contribution plans). Although perquisites are provided to certain executives, they typically are not a significant component of total compensation.
Base Salary
Base salary is intended to attract and retain key executive talent by being market competitive and rewarding ongoing contributions to the roles, while providing a degree of financial certainty compared to most other pay elements. In establishing individual base salary levels, consideration is given to the NEO’s specific role, experience and responsibilities. Individual base salaries are benchmarked on an annual basis, and may be adjusted based on changes in the competitive market. Additionally, consideration is given to maintaining an appropriate ratio between fixed pay and variable pay as components of total compensation.
Fixed Pay Allowances
Under the provisions of the Capital Requirement Directive IV (CRD IV), which came into effect from January 1, 2014, there is a limit on the amount of variable pay that firms can pay to those of its employees that are categorized as MRTs. All NEOs included in this disclosure are MRTs, (defined in the “Material Risk Takers and Alignment to the Capital Requirement Directive IV (CRD IV)” section of the 2014 CD&A).
Under these provisions, variable pay for MRTs must be limited to 100 percent of fixed pay, unless shareholders have approved an increase to 200 percent of fixed pay. At the Annual General Meeting held on May 23, 2014, the shareholders of HSBC Holdings plc approved the increase of the cap to 200 percent of fixed pay. Even with this approval, RemCo believes that it is vital to maintain the link of variable pay to the achievement of the business objectives of HSBC Group, and it is also necessary to ensure our total compensation package remains competitive based on the role, function, experience, technical expertise and market worth of the role. This required a rebalancing from variable pay to fixed pay for certain roles, including most NEOs disclosed in this document. As a result, a fixed pay allowance ("FPA") was introduced, where necessary, to achieve this objective.
The FPA amount was determined as appropriate based on the role, experience of the employee, market compensation for the role and other remuneration that was received in that year.
For MRTs who were Executive Directors, Group Managing Directors and Group General Managers, including Messrs. Burke and Cox, FPAs were granted in shares of HSBC that vested immediately. No performance conditions apply for these awards and they are not subject to malus or clawback. These shares (net of shares sold/reduced to cover any income tax and social security) will be subject to a retention period: 20 percent of these shares will be released in March immediately following the end of the financial year in which the shares are granted and the remaining 80 percent will be subject to a retention period of at least five years. Dividends will be paid on the vested shares held during the retention period at the same rate paid to ordinary shareholders.
Ms. Madison and Messrs. Severino and Ekert, were MRTs who received the fixed pay allowance in cash, paid biweekly through payroll. Mr. Reeves did not receive a FPA in 2014.
Annual Discretionary Variable Pay Awards
Annual discretionary variable pay (“variable pay”) awards are intended to drive and reward performance against annual financial and non-financial measures, and recognize adherence to HSBC Values which are consistent with the medium to long-term strategy of the company and align with shareholder interests. Variable pay often differs from year to year and is offered as part of the total compensation package. In the event certain quantitative or qualitative performance goals are not met, variable pay awards may be reduced or not paid at all. Additionally, variable pay was influenced by the values-aligned behavior rating described in the "Link to Company and Individual Performance" section of the 2014 CD&A. Role Model behaviors typically supported upward reward differentiation, whereas Weak or Unacceptable behaviors generally negatively impacted variable pay compensation.
Variable pay awards may be granted as cash, deferred cash, non-deferred equity incentive awards and long-term equity incentive awards.

HSBC Finance Corporation

Equity Incentive Awards
Equity incentive awards are made in the form of restricted share units (“RSUs”). The purpose of equity-based compensation is to help retain outstanding employees and to promote success of HSBC Finance Corporation's business over a period of time by aligning the financial interests of these employees with those of HSBC's shareholders.
Long-term RSU awards consist of a number of shares to which the employee will become fully entitled, generally over a three to five year vesting period. The RSUs carry rights to dividends or dividend equivalents which are paid or accrue on all underlying share unit awards at substantially the same rate paid to ordinary shareholders.
The deferral structure provides retention value and the ability to apply malus. Variable pay awards are subject to deferral requirements. The share awards (net of shares sold to cover any income tax and social security) will be subject to a retention period upon vesting, which is typically six months or such period of time as determined by RemCo using its discretion and taking into account regulatory requirements. In respect of deferred share awards, on the vesting of these awards, an amount (in cash or shares), equal to the dividends paid or payable between the grant date and the vesting of the award may be paid on the number of shares vested.
In respect of deferred cash awards, a notional return, determined by reference to the dividend yield on shares or such other rate as determined by RemCo for the period between grant and vest, may be paid on vesting.
In 2014, HSBC North America requested and received approval from RemCo for supplemental incentive awards to provide a financial incentive to a critical leadership team. In an effort to help mitigate the risk of attrition, while maintaining stability, HSBC North America granted these awards in November 2014 to a limited number of executives that are critical to achievement of our remediation objectives and business strategy. Employees selected to receive these awards were members of senior leadership, including Ms. Madison and Mr. Severino. These supplemental incentive awards ranged from $250,000 to $600,000 and were delivered in the form of Performance Based Restricted Share Units (“PBRSU”) that vest 100 percent in three years. Vesting will be conditional on the individual being in employment and not under notice of termination on the date of vesting, successful remediation results under their responsibility, and having at least a “Good Performer” performance rating with a minimum “Strong” values-aligned behavior rating prior to the vesting date. Please refer to the "Grants of Plan Based Awards 2014" table for detail on these awards.
Group General Managers, including Messrs. Burke and Cox, typically also receive additional long-term deferred awards to achieve alignment with the interests of shareholders and to encourage delivery of sustainable long-term business performance. Grants are approved by RemCo, by considering performance delivered prior to the date of grant against a pre-determined scorecard. Performance measures on the scorecard are reviewed annually and for 2014 composed of financial measures, and non-financial measures. Grants comprise a number of shares to which the employee will become fully entitled, after a five year vesting period, subject to continued employment with the HSBC Group.
RemCo considers and decides the grant of long-term equity awards and considers individual executive performance and goal achievement as well as the total compensation package when determining the award allocation. While share dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits, more fully described in the various HSBC Share Plans, were established by vote of HSBC's shareholders.
Additionally, all employees with unvested share awards or awards subject to a retention period are required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.
Perquisites
Our philosophy is to provide perquisites that are intended to help executives be more productive and efficient or to protect us and our executives from certain business risks and potential threats. Our review of competitive market data indicates that the perquisites provided to executives are reasonable and within market practice. Perquisites are generally not a significant component of total compensation, except for executives on international assignments, however these are also within market practice, as described below.
Messrs. Severino and Cox participated in general benefits available to executives of HSBC Finance Corporation and certain additional benefits and perquisites available to executives on international assignments. Total compensation packages for international assignees are modeled to be competitive globally and within the country of assignment, and recognize the significant commitment that must be made by international assignees. The additional benefits and perquisites may be significant when compared with other compensation received by other HSBC Finance Corporation executive officers and can consist of housing expenses, children's education costs, car allowances, travel expenses and tax equalization. These benefits and perquisites are, however,

HSBC Finance Corporation

consistent with those paid to similarly-situated international assignees subject to appointment to HSBC Group locations globally and are deemed appropriate by the HSBC Group senior management. Perquisites are further detailed in the "Summary Compensation Table".
Retirement Benefits
HSBC North America offered a qualified defined benefit pension plan under which our executives could participate and receive a benefit equal to that provided to all of our eligible employees with similar dates of hire. Effective January 1, 2013, this pension plan was frozen such that the plan closed to new participants and existing participants no longer accrue any future or increased benefits. HSBC North America also maintains a qualified defined contribution plan with a 401(k) feature and company matching contributions. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. We do not pay any above-market or preferential interest in connection with deferred amounts. Mr. Cox, as an international manager, was accruing pension benefits under foreign-based defined benefit plans. Additional information concerning these plans is contained in the "Pension Benefits 2014" table.
Performance Year 2014 Compensation Actions
HSBC and HSBC Finance Corporation aim to have a reward policy that adheres to the governance initiatives of all relevant regulatory bodies and appropriately considers the risks associated with elements of total compensation.
Levels of fixed pay were reviewed and management determined that the market did not warrant adjustments to the fixed pay of disclosed NEOs.
On a Group Reporting Basis, profit before taxes improved in 2014, reflecting significantly lower loan impairment charges, improvements in other operating income (loss) and lower operating expenses, partially offset by lower net interest income. Loan impairment charges decreased significantly reflecting lower levels of new impaired loans and lower loan balances outstanding as a result of continued liquidation of the portfolio including loan sales as well as lower loss estimates due to lower delinquency and loss severity levels as compared with 2013, partially offset by lower market value adjustments on loan collateral. The decrease also reflects an incremental loan impairment charge of $110 million recorded during the second quarter of 2013 resulting from a review of the period of time after a loss event that a loan remains current before delinquency is observed as well as the sale of the personal non-credit card loans portfolio on April 1, 2013. While this performance reflects improvements in economic conditions, it also shows commitment towards the defined strategy to sell the portions of the portfolio when conditions are favorable and to collect out the remaining balances. We believe our strategic objectives and the direction of our executive officers will support and protect HSBC's interests. Our variable pay awards were approved to be awarded to all our NEOs.
Variable pay awards in respect of 2014 performance that exceed $75,000 are subject to deferral requirements under the HSBC Group Minimum Deferral Policy. For non-MRTs, this policy requires 10 percent to 50 percent of variable pay be awarded in the form of RSUs of HSBC ordinary shares that are subject to a three year vesting period. The deferral percentage increases in a graduated manner in relation to the amount of total variable pay awarded.
Variable pay awarded to MRTs in excess of $750,000 are subject to a 60 percent deferral rate, and variable pay awards below $750,000 are subject to 40 percent deferral rate. In cases where the total compensation for a MRT is equal to or less than $750,000 and variable pay is not more than 33 percent of the total compensation, the HSBC Group Minimum Deferral Policy applies. Deferral rates are applied to the total variable pay award (excluding the additional long-term share award amounts, if any, which are fully deferred). The deferral amounts are split equally between deferred cash and deferred RSUs. The deferred cash and deferred RSUs vest 33 percent on each of the first and second anniversaries of the grant date, and 34 percent on the third anniversary of the grant date. RSUs are subject to an additional six-month retention period upon becoming vested, with provision made for the release of shares as required to meet associated income tax and social security obligations. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC shares over the period. Amounts not deferred are also split equally between non-deferred cash and non-deferred share awards. Non-deferred (short-term) share awards granted are immediately vested, yet subject to a six-month retention period with a provision made for the release of shares as required to meet associated tax and social security obligations. Non-deferred cash awarded for 2014 performance will be paid on March 20, 2015. Deferred cash, deferred RSUs, (delivered as phantom shares to former employees), and non-deferred shares will be granted on March 2, 2015.
As Group General Managers, Messrs. Burke and Cox also received additional long-term deferred share awards for 2014 performance in amounts of $200,000 and $75,783 respectively. The remaining balance of their variable pay awards for performance year 2014 will be deferred according to the above outlined deferral policy. Ms. Madison and Messrs. Reeves, Severino, and Ekert did not receive these additional long-term deferred awards.

HSBC Finance Corporation

The following table summarizes the total compensation decisions made with respect to the NEOs for the 2013 and 2014 performance years. The table below differs from the Summary Compensation Table because we determine equity award amounts after the performance year concludes, while SEC rules require that the "Summary Compensation Table" include equity compensation in the year granted. Also, the "Summary Compensation Table" includes changes in pension value and other elements of compensation as part of total compensation and those amounts are not shown in the table below.

	Base Salary(1)			Fixed Pay Allowance(1)		Discretionary Variable Cash(2)		Equity Incentive Award(3)		Supplemental Equity Awards(4)			Total Compensation
	2013	2014		2013	2014	2013	2014	2013	2014	2013		2014	2013	2014
Kathryn Madison	$500,000	$600,000		N/A	$125,000	$390,000	$362,895	$210,000	$362,895	$—		$600,000	$1,100,000	$2,050,790
Patrick J. Burke(5)	$700,000	$700,000		N/A	$550,000	$675,000	$900,000	$1,125,000	$1,100,000	$—	(10)	$—	$2,500,000	$3,250,000
Michael A. Reeves	$375,000	$375,000		N/A	$—	$208,000	$145,475	$52,000	$145,475	$500,000		$—	$1,135,000	$665,950
Vittorio Severino(6)	N/A	$502,000		N/A	$490,000	N/A	$475,813	N/A	$475,813	N/A		$500,000	N/A	$2,443,626
Rhydian H. Cox(8)	N/A	$856,337	(9)	N/A	$177,380	N/A	$341,024	N/A	$416,807	N/A		$—	N/A	$1,791,548
Steven G. Ekert(7)	$550,000	$550,000		N/A	$450,000	$725,000	$550,000	$725,000	$550,000	$450,000		$—	$2,450,000	$2,100,000

(1)	Base salary and fixed pay allowance amounts (cash or shares) are indicated as annual rates. In the 2013 CD&A, the base salary amounts reflected actual total payments for calendar year.
Market allowance for Mr. Burke is not reflected in the base salary amount. Market allowance is included in Other Compensation in the "Summary Compensation Table".

(2)	Discretionary Variable Cash amount pertains to the performance year indicated and is paid or granted in the first quarter of the subsequent calendar year. Amounts include cash and deferred cash.

(3)
Equity Incentive Award amount pertains to the performance year indicated and is typically awarded in the first quarter of the subsequent calendar year. For example, the Equity Incentive Award indicated above for 2014 is earned in performance year 2014 but will be granted in March 2015. However, as required in the "Summary Compensation Table", the grant date fair market value of equity granted in March 2014 is disclosed for the 2014 fiscal year under the column of Stock Awards in that table. Grant date fair value of equity granted in March 2015 will be disclosed under the column of Stock Awards in the "Summary Compensation Table" reported for the 2015 fiscal year. Amounts include immediately-vested shares, deferred RSUs, and long-term equity incentive awards.

(4)
The supplemental equity awards can be delivered in the form of RSUs in case of sign-on incentives; or delivered in the form of PBRSU where vesting is generally conditional on the individual being in employment and not under notice of termination on the date of vesting, and having at least a “Good Performer” performance rating, with a minimum of “Strong” values-aligned behavior rating. Additional award specific conditions may also be applied. Awards reported in the table for 2014, for Ms. Madison and Mr. Severino, are further discussed in "Equity Incentive Awards" section of the 2014 CD&A, and are also reported in the "Grants of Plan-Based Awards 2014" table.

(5)
Mr. Burke is also disclosed as an NEO in the HSBC USA Form 10-K for the year ended December 31, 2014, as a result of his appointment to the role of Chief Executive Officer for HSBC USA effective November 1, 2014. Amounts discussed within the 2014 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Burke for HSBC Finance Corporation, HSBC USA and HSBC North America.

(6)
In his role as Senior Executive Vice President and Chief Operating Officer, HSBC North America, Mr. Severino had oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2014 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Severino for his role as Senior Executive Vice President and Chief Operating Officer for all three companies. Mr. Severino transferred into the role of Senior Executive Vice President and Chief Operating Officer, HSBC North America effective August 1, 2014. Prior to that date, he was working for the HSBC Group entity based in the United Kingdom, and his compensation earned while working outside of U.S. in 2014 is included in this table and accompanying executive compensation tables. Mr. Severino is also disclosed as an NEO in the HSBC USA Form 10-K for the year ended December 31, 2014.

(7)
In his role as Senior Executive Vice President, Regional Chief Risk Officer, HSBC North America, Mr. Ekert has risk oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2014 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Ekert for his role as Senior Executive Vice President, Regional Chief Risk Officer for all three companies.

(8)
In his role as Senior Executive Vice President, Head of Regulatory Remediation of HSBC US, Mr. Cox serves as an Executive Director of HSBC North America with oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2014 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Cox for his role as Head of Regulatory Remediation of HSBC US, for all three companies. Mr. Cox transferred into the role of Head of Regulatory Remediation of HSBC US effective June 30, 2014. Prior to that date, Mr. Cox was working for the HSBC Group at an entity based in Hong Kong. The compensation earned while working outside of U.S is included in this table and accompanying executive compensation tables.

(9)
The annual salary rate reflected in this table for Mr. Cox is an estimated gross figure for the year, calculated on NEO's notional salary of $137,022 SDR (209,667 USD) and includes assignment-related allowances and estimated host country taxes. Special Drawing Rights (SDR) is the currency on which International Manager' salaries are based, given the global nature of their roles. SDR is calculated by the International Monetary Fund by reference to four currencies (EUR, JPY, GBP and USD). The value of the SDR against other currencies is reviewed quarterly.

HSBC Finance Corporation

(10)
Mr. Burke received two supplemental equity awards, each valued at $1,300,000, and each with the 2013 grant date, as further described in the "Severance Protection and Employment Contracts" section of the 2014 CD&A. These long-term equity incentive awards were considered part of the performance year 2012 total compensation for Mr. Burke.

Compensation-Related Policies
Ex-Ante Adjustments to Variable Pay Award Recommendations
RemCo has the responsibility, power, authority and discretion to review and approve performance-based remuneration by reference to corporate goals and objectives. Adjustments made to performance-based remuneration in advance of said remuneration actually being finalized/paid are commonly referred to as ex-ante adjustments and these include in-year variable pay adjustment and malus (reduction and cancellation of unvested deferred awards. Additionally, the Nominating and Governance Committee includes, among its duties, making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for our Chief Executive Officer, direct reports of our Chief Executive Officer, Covered Employees, and other staff.
Reduction or Cancellation of Deferred Cash and Equity Incentive Awards ("Malus")
RemCo has the discretion to reduce or cancel all unvested awards under HSBC share plans after January 1, 2010, including RSUs, deferred cash, and any accrued dividends on unvested awards. Circumstances that may prompt such action by RemCo include, but are not limited to: participant conduct considered to be detrimental or bringing the business into disrepute; evidence that past performance was materially worse than originally understood; prior financial statements are materially restated, corrected or amended; and evidence that the employee or the employee's business unit engaged in improper or inadequate risk analysis or failed to raise related concerns.
RemCo will assess the seriousness of the circumstances to determine the award reduction, up to a cancellation of the award. Factors considered in the assessment can include the degree of individual responsibility and the proximity of individuals to the event leading to a malus action; the magnitude or the financial impact of the event; the extent of the internal mechanisms failure; circumstances pointing to control weaknesses or poor performance; and whether the financial impact of the circumstances can be adequately covered by adjustments to the variable pay awards in the year in which the circumstance is discovered. The awards that may be reduced are not limited to unvested awards granted in the year in which the malus event occurred, and all unvested awards are available for application of malus treatment.
Similarly, the Nominating and Governance Committee includes, among its duties, making recommendations for reducing or canceling discretionary variable pay compensation previously awarded for our Chief Executive Officer, direct reports of our Chief Executive Officer, Covered Employees and other staff.
Clawback Policy
Vested or paid awards, including RSUs and deferred cash, are subject to the clawback provisions for a period of at least seven years from the date of grant, in line with the United Kingdom's Prudential Regulation Authority (“PRA”) requirements, and as allowed by relevant law. Clawback is only applicable to variable pay awards granted to MRTs, including the NEOs disclosed in the 2014 CD&A, on or after January 1, 2015.
The application of clawback is at the discretion of senior management, and subject to RemCo discretion and approval. Circumstances that may prompt clawback action include, but are not limited to: participation in, or responsibility for conduct which resulted in significant losses or reputation damage to HSBC; failing to meet appropriate standards of fitness and propriety; reasonable evidence of misconduct or material error that would justify, or would have justified, summary termination of a contract of employment; and HSBC or a business unit suffers a material failure of risk management by reference to the HSBC Group risk management standards, policies and procedures.
Severance Protection and Employment Contracts
The HSBC-North America (U.S.) Severance Pay Plan and the HSBC-North America (U.S.) Supplemental Severance Pay Plan provide any eligible employees with severance pay for a specified period of time in the event that his or her employment is involuntarily terminated for certain reasons, including displacement or lack of work or rearrangement of work. Regular U.S. full-time or part-time employees who are scheduled to work 20 or more hours per week are eligible. Employees are required to sign an employment release as a condition for receiving severance benefits. Benefit amounts differ according to employee's GCB, weekly pay and years of service. However, the benefit is limited for all employees to a 52-week maximum. For the NEOs disclosed in the 2014 CD&A, the severance payment is determined as the greater of: two weeks of base salary for one year of service, or sixteen weeks of pay. Mr. Cox, as an international manager ("IM") is not covered under the HSBC-North America severance plans. For IMs, severance payment is calculated under the "IM General Principles Relating to Redundancy Policy" with the costs borne centrally, so in the case of Mr. Cox such severance payment would not be a specific obligation of HSBC Finance Corporation.

HSBC Finance Corporation

Other than with respect to Mr. Burke, there were no employment agreements in place for 2014 between us and any of the NEOs. We entered into a service agreement with Mr. Burke in July 2013. This agreement replaced the employment protection agreement previously in effect between us and Mr. Burke. In anticipation of his entering into a service agreement Mr. Burke received an award of RSUs. This conditional award was scheduled to vest October 1, 2014, if: i) conduct of Mr. Burke is aligned with HSBC Values until vesting date or cessation of employment if earlier; ii) Mr. Burke has achieved his business objectives until vesting date or cessation of employment if earlier; iii) the Consumer and Mortgage Lending transaction has closed to the satisfaction of the CEO of HSBC USA, and iv) Mr. Burke has experienced an involuntary job loss as a result of no alternative new role being found which is commensurate with his current Global Career Band. Since Mr. Burke remained employed by us, his award lapsed on the day prior to the vesting date even though the other performance conditions have been met. In June 2013, Mr. Burke was granted a second award of RSUs under similar terms and conditions, which are now in effect because the award scheduled to vest on October 1, 2014, lapsed. This second award is subject to the same performance conditions and will vest on April 1, 2016 but it will not be pro-rated if Mr. Burke leaves HSBC Group or closure occurs prior to the vest date.
Effective August 28, 2014, Mr. Burke entered into an employment agreement with HSBC USA, which supersedes the agreement with us. Per terms of this agreement, Mr. Burke's fixed pay is made of three components, including base salary, fixed pay allowance, and market allowance. The market allowance in amount of $650,000 a year was introduced to cover accommodation costs in taking up his appointment to his new role. In the event Mr. Burke's employment is terminated due to a death, disability or retirement, the executive will be entitled to:

•	A pro-rated annual variable pay compensation through the date of termination; and

•	Any outstanding deferred variable pay (namely, deferred cash and long-term equity incentive awards) vesting in accordance with the vesting schedule and conditions issued at the time of any such award.
In the event of "Qualifying Termination" (i.e. termination by reason other than for cause, death or disability), Mr. Burke will also be entitled to a severance pay under the HSBC - North America (U.S.) Severance Pay Plan as in effect at the time of the termination.
Employee Stock Purchase Plans
In 2014 HSBC North America introduced a stock purchase program under ShareMatch Plan, which offers participating executives equal benefit to that provided to all eligible employees. HSBC grants a conditional matching award of one share for every three shares that an employee purchases. To receive matching shares, employees must retain the shares they purchased through the program for a period of three years from the start of the relevant Plan year. The ShareMatch program replaced the International Sharesave program, which was discontinued in 2013.
Tax Considerations
Limitations on the deductibility of compensation paid to executive officers under Section 162(m) of the Internal Revenue Code are not applicable to us, as we are not a public corporation as defined by Section 162(m). As such, all compensation to our executive officers is deductible for federal income tax purposes, unless there are excess golden parachute payments under Section 280G of the Internal Revenue Code following a change in control.
Compensation Committee Interlocks and Insider Participation
As described elsewhere in the 2014 CD&A, we are subject to the remuneration policy established by RemCo and the delegations of authority with respect to executive officer compensation described above under “Oversight of Compensation Decisions.”
Compensation Committee Report
HSBC Finance Corporation does not have a Compensation Committee. While the HSBC North America Board of Directors and HSBC Finance Corporation Board of Directors were presented with information on proposed compensation for performance in 2014, the final decisions regarding remuneration policies and executive officer awards were made by RemCo or by Mr. Gulliver, or Mr. Burke, as well as the relevant heads of global business segments or heads of global staff functions, where RemCo has delegated final decisions. We, the members of the Board of Directors of HSBC Finance Corporation, have reviewed the 2014 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2014 CD&A and believes it accurately reflects the policies and practices applicable to HSBC Finance Corporation executive total compensation in 2014. HSBC Finance Corporation senior management has advised us that they believe the 2014 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2014 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.

HSBC Finance Corporation

Board of Directors of HSBC Finance Corporation
Phillip D. Ameen
Patrick J. Burke
Jeffrey A. Bader
Rhydian H. Cox
Robert K. Herdman
Kathryn Madison
Samuel Minzberg
Thomas K. Whitford

HSBC Finance Corporation

Executive Compensation
The following tables and narrative text discuss the total compensation awarded to, earned by or paid as of December 31, 2014 to (i) Ms. Kathryn Madison who served as HSBC Finance Corporation's Chief Executive Officer since September 1, 2014, (ii) Mr. Patrick J. Burke who served as HSBC Finance Corporation's Chief Executive Officer through September 1, 2014, (iii) Mr. Michael A. Reeves, who served as HSBC Finance Corporation's Chief Financial Officer, and (iv) the next three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving as executive officers as of December 31, 2014.
Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus(2)	Stock Awards(3)	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings(4)	All Other Compensation(5)	Total
Kathryn Madison(6)	2014	$679,327	$362,895	$810,000	$—	$—	$609,019	$15,600	$2,476,841
Chief Executive Officer	2013	$500,000	$390,000	$146,475	$—	$—	$—	$24,615	$1,061,090
	2012	$482,692	$341,775	$650,000	$—	$—	$613,438	$15,000	$2,102,905
Patrick J. Burke(6)(7)	2014	$700,000	$900,000	$1,669,894	$—	$—	$877,028	$161,078	$4,308,000
Former Chief Executive Officer	2013	$700,000	$675,000	$3,518,294	$—	$—	$—	$15,384	$4,908,678
	2012	$700,000	$638,294	$1,175,000	$—	$—	$877,143	$83,597	$3,474,034
Michael A. Reeves	2014	$375,000	$145,475	$52,000	$—	$—	$238,644	$15,600	$826,719
Executive Vice President & Chief Financial Officer	2013	$360,750	$208,000	$550,220	$—	$—	$—	$15,300	$1,134,270
	2012	$342,694	$200,880	$310,000	$—	$—	$279,899	$15,000	$1,148,473
Vittorio Severino(7)(8)(9)	2014	$983,144	$475,813	$1,259,747	$—	$—	$1,057	$439,468	$3,159,229
Senior Executive Vice President & Chief Operating Officer, USA
Rhydian H. Cox(7)(8)(9)	2014	$724,204	$341,024	$683,684	$—	$—	$246,162	$636,913	$2,631,987
Senior Executive Vice President, Head of Regulatory Remediation
Steven G. Ekert(7)(8)	2014	$987,885	$550,000	$725,000	$—	$—	$—	$15,600	$2,278,485
Senior Executive Vice President, and Chief Risk Officer	2013	$363,846	$725,000	$1,234,900	$—	$—	$—	$15,300	$2,339,046

(1)
The amounts disclosed in 2014 are made up of two fixed pay components, biweekly salary and cash fixed pay allowance, as disclosed under "Elements of Compensation - Fixed Pay Allowances". These amounts do not include the value of shares granted under fixed pay allowance plan.

(2)
The amounts disclosed in 2014 are related to 2014 performance but paid in 2015. The amounts include portion granted in the form of deferred cash as disclosed under "Performance Year 2014 Compensation Actions". NEOs will become fully entitled to the deferred cash over a three year vesting period, and during the period, the deferred cash will be credited with a notional rate of return equal to the annual dividend yield of HSBC ordinary shares over the period.

(3)
Reflects the aggregate grant date fair value of awards granted during the year. Aggregate grant date fair value is determined by multiplying the number of shares awarded by the prior day closing price for HSBC ordinary shares and the applicable foreign exchange rate. The grants are subject to various time vesting conditions as disclosed in the footnotes to the "Outstanding Equity Awards at Fiscal Year End 2014" table. Dividend equivalents, in the form of cash and additional shares, are paid on all underlying shares and restricted share units at substantially the same rate as dividends paid on shares of HSBC. The amounts disclosed in 2014 for Messrs. Burke and Cox include the value of shares granted under fixed pay allowance plan, as referenced in the "Grants of Plan Based Awards 2014" table. No performance conditions apply to the share awards granted under fixed pay allowance plan, and these awards are not subject to malus or clawback.

(4)
The HSBC - North America (U.S.) Pension Plan (“Pension Plan”), the Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) and the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”) are described under "Savings and Pension Plans". Increase in values by plan for each participant are: Ms. Madison: $211,367 (Pension Plan), $397,652 (SRIP); Mr. Burke: $206,974 (Pension Plan), $670,054 (SRIP); Mr. Reeves: $141,631 (Pension Plan), $97,013 (SRIP); Mr. Severino: $1,057 (Pension Plan); Mr. Cox: $246,162 (ISRBS). Mr. Ekert did not participate in defined benefit pension plan.

HSBC Finance Corporation

(5)
Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each Named Executive Officer, such as tax preparation services, housing allowance to the extent such perquisites and other personal benefits exceeded $10,000 in 2014. The value of perquisites provided to Ms. Madison, Messrs. Reeves, and Ekert did not exceed $10,000. The following table itemizes perquisites and other benefits for each NEO who received perquisites and other benefits in excess of $10,000.

Perquisite/Benefit	Named Executive Officer
	Mr. Burke	Mr. Severino	Mr. Cox
Car Allowance	$—	$7,966	$53,216
Personal Use of Limo/Chauffeur	812	$—	$—
Tax Preparation Expenses	1,276	3,295	1,276
Foreign and/or US Taxes Paid/Tax Equalization	26,683	64,792	75,156
Moving/Relocation	29,207	8,734	20,253
Housing/Utilities/Furniture	—	188,644	371,082
International Travel Expenses	—	28,474	51,099
Education Expenses	—	121,963	42,718
Market Allowance	87,500	—	—
Storage Costs/Shipping Expenses	—	—	14,055
Loan Discount	—	—	736
Medical Insurance Premiums	—	—	4,070
Total	$145,478	$423,868	$633,661
All Other Compensation also includes HSBC Finance Corporation's matching contribution for the NEO's participation in the HSBC - North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2014, as follows: Ms. Madison, Messrs. Burke, Reeves, Severino, and Ekert each had a matching contribution of $15,600. Mr. Cox had a company contribution in the HSBC International Retirement Benefit Plan (“IRBP”) for International Managers in amount of $3,252. The value of Mr. Cox' company contribution in the IRBP was calculated using an exchange rate from GBP to U.S. dollars of 1.5558. TRIP and IRBP are described under "Savings and Pension Plans - Deferred Compensation Plans".

(6)	Effective November 1, 2014, Mr. Burke was appointed Chief Executive Officer for HSBC USA and Ms. Madison was appointed Chief Executive Officer for HSBC Finance Corporation effective September 1, 2014.

(7)
Amounts shown for Messrs. Burke, Severino, Ekert, and Cox represent the compensation earned in connection with their respective service to HSBC North America, HSBC Finance Corporation, and for HSBC USA. Messrs. Burke and Severino are also disclosed as Named Executive Officers in the HSBC USA Form 10-K for the year ended 2014.

(8)
This table only reflects those officers who were NEOs for the particular referenced years above. Accordingly, Mr. Ekert was not an NEO in 2012, so the table only reflects their compensation in fiscal years 2013 and 2014. Similarly, Messrs. Severino and Cox were not NEOs in 2012 or 2013, so the table only reflects their compensation in fiscal year 2014.

(9)
Mr. Severino transferred into the role of Senior Executive Vice President and Chief Operating Officer, HSBC North America effective August 1, 2014. Prior to that date, he was working for the HSBC Group entity based in the United Kingdom. The total compensation (base salary, fixed pay allowance, deferred and non-deferred cash awards, deferred and non-deferred equity awards, as well as other compensation components) reflected in this table and accompanying executive compensation tables is inclusive of payments and awards earned while working in the United Kingdom. The compensation earned by serving the U.K. entity was converted from GBP to USD using the monthly spot exchange rates, ranging from 1.63541 to 1.70081.

Similarly, Mr. Cox transferred into the role of Senior Executive Vice President, Head of Regulatory Remediation of HSBC US effective June 30, 2014. Prior to that date, Mr. Cox was working for the HSBC Group entity based in Hong Kong. The total compensation (base salary, fixed pay allowance, deferred and non-deferred cash awards, deferred and non-deferred equity awards, as well as other compensation components) reflected in this table and accompanying executive compensation tables is inclusive of payments and awards earned while working in Hong Kong. The compensation earned while serving Hong Kong entity was converted from H.K. dollars to U.S. dollars using an exchange rate of .128954.

HSBC Finance Corporation

Grants of Plan-Based Awards 2014

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
	Grant		Thres-hold	Target	Maxi-mum	Thres-hold	Target	Maxi-mum
Name	Date		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Kathryn Madison	3/10/2014	(1)							20,263			$210,000
	11/10/2014	(2)							59,755			$600,000
Patrick J. Burke	3/10/2014	(1)							39,078			$405,000
	3/10/2014	(3)							26,052			$270,000
	3/10/2014	(4)							43,420			$450,000
	8/11/2014	(5)							26,016			$272,282
	11/10/2014	(6)							13,693			$137,564
	12/8/2014	(7)							13,633			$135,048
Michael A. Reeves	3/10/2014	(1)							5,017			$52,000
Vittorio Severino	3/10/2014	(1)							73,308			$759,747
	11/10/2014	(2)							49,796			$500,000
Rhydian H. Cox	3/10/2014	(1)							13,068			$135,441
	3/10/2014	(3)							19,602			$203,150
	3/10/2014	(4)							16,335			$169,298
	8/11/2014	(5)							8,397			$87,883
	11/10/2014	(6)							4,416			$44,365
	12/8/2014	(7)							4,396			$43,547
Steven G. Ekert	3/10/2014	(1)							41,973			$435,000
	3/10/2014	(3)							27,982			$290,000

(1)
Reflects grant of RSUs, which vest thirty-three percent (33%) on the first and second anniversaries of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.196 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.673.

(2)
Reflects grant of PBRSUs, (supplemental long-term equity award) which vest one-hundred percent (100%) on November 7, 2017. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price (November 7, 2014) of GBP 6.3 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.594.

(3)
Reflects grant of immediately-vested shares, subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.196 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.673.

(4)
Reflects grant of long-term deferred equity incentive award, which vests one-hundred percent (100%) on March 11, 2019. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.196 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.673.

(5)
Reflects grant of immediately-vested shares under the fixed pay allowance plan. These shares are subject to an additional graded retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.261 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.672.

(6)
Reflects grant of immediately-vested shares under the fixed pay allowance plan. These shares are subject to an additional graded retention period and number of shares granted was reduced proportionally as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.328 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.588.

(7)
Reflects grant of immediately-vested shares under the fixed pay allowance plan. These shares are subject to an additional graded retention period and number of shares granted was reduced proportionally as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.361 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.557.

HSBC Finance Corporation

Outstanding Equity Awards At Fiscal Year-End 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Kathryn Madison						6,546	(2)	$61,981
						9,699	(3)	$91,836
						21,252	(4)	$201,227
						59,755	(5)	$565,796
Patrick J. Burke						21,604	(2)	$204,560
						40,986	(4)	$388,080
						37,849	(6)	$358,377
						45,540	(7)	$431,200
						9,039	(8)	$85,587
						45,576	(9)	$431,541
						27,672	(10)	$262,015
						133,786	(11)	$1,266,766
Michael A. Reeves						2,618	(2)	$24,789
						10,910	(2)	$103,302
						3,324	(3)	$31,474
						5,262	(4)	$49,824
						47,726	(12)	$451,898
Vittorio Severino						31,426	(2)	$297,560
						43,968	(3)	$416,315
						76,888	(4)	$728,022
						49,796	(5)	$471,498
Rhydian H. Cox						15,772	(2)	$149,339
						22,254	(3)	$210,714
						13,706	(4)	$129,777
						17,132	(7)	$162,216
Steven G. Ekert						44,022	(4)	$416,827
						47,178	(13)	$446,710
						28,765	(14)	$272,364

(1)	The HSBC ordinary shares market value of the shares on December 31, 2014 was GBP 6.086 and the exchange rate from GBP to U.S. dollars was 1.5558.

(2)	Thirty-three percent (33%) of this award vested on March 12, 2013, thirty-three percent (33%) vested on March 12, 2014, and thirty-four percent (34%) will vest on March 12, 2015.

(3)	Thirty-three percent (33%) of this award vested on March 11, 2014, thirty-three percent (33%) will vest on March 11, 2015, and thirty-four percent (34%) will vest on March 11, 2016.

(4)	Thirty-three percent (33%) of this award will vest on March 10, 2015, thirty-three percent (33%) will vest on March 10, 2016, and thirty-four percent (34%) will vest on March 10, 2017.

(5)
This award will vest in full on November 7, 2017, subject to the satisfaction of vesting conditions which require the attainment of individual performance targets, further described in "Equity Incentive Awards" section of the 2014 CD&A.

HSBC Finance Corporation

(6)	This award will vest in full on March 11, 2018.

(7)	This award will vest in full on March 11, 2019.

(8)	This award will vest in full on March 15, 2016.

(9)	This award will vest in full on March 13, 2017.

(10)	This award will vest in full on March 12, 2018.

(11)
This award will vest in full on April 1, 2016, subject to the satisfaction of vesting conditions which requires the attainment of individual performance targets. The award is further described in the "Severance Protection and Employment Contracts" section of the 2014 CD&A.

(12)	This award will vest in full on December 31, 2016, subject to the satisfaction of vesting conditions which requires the attainment of individual performance targets.

(13)
This award vested thirty-seven percent (37%) on March 31, 2014, and will vest twenty-nine percent (29%) on March 31, 2015, twenty-three percent (23%) on March 31, 2016 and eleven percent (11%) on March 31, 2017.

(14)	This award vested thirty-three percent (33%) on April 30, 2014 and will vest thirty-three percent (33%) on April 30, 2015 and thirty-four percent (34%) will vest on April 29, 2016.

Option Exercises and Stock Vested 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (#)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Kathryn Madison			80,228	(2)	$754,336
Patrick J. Burke			127,973	(3)	$1,293,885
Michael A. Reeves			16,914	(4)	$169,182
Vittorio Severino			84,676	(5)	$849,028
Rhydian H. Cox			74,204	(6)	$751,863
Steven G. Ekert			68,673	(7)	$699,195

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise / release and the exchange rate from GBP to USD on the date of settlement.

(2)
Includes the release of 63,838 shares granted on August 12, 2012, release of 5,600 shares from March 15, 2011 grant, release of 6,236 shares from March 12, 2012 grant, and release of 4,554 shares from March 11, 2013 grant.

(3)
Includes the release of 26,052 shares granted on March 10, 2014, release of 28,002 shares from March 15, 2011 grant, and release of 20,577 shares from March 12, 2012 grant. In addition, the total number of shares acquired on vesting includes shares immediately vested under fixed pay allowance: 26,016 granted on August 11, 2014, 13,693 shares granted on November 10, 2014 and 13,633 shares granted on December 8, 2014.

(4)
Includes the release of 2,465 shares from March 15, 2011 grant, release of 2,494 shares from March 12, 2012 grant, release of 10,394 shares from March 30, 2012 grant, and release of 1,561 shares from March 11, 2013 grant.

(5)	Includes the release of 34,093 shares from March 15, 2011 grant, release of 29,936 shares from March 12, 2012 grant, and release of 20,647 shares from March 11, 2013 grant.

(6)
Includes the release of 19,602 shares from March 10, 2014 grant, release of 11,920 shares from March 15, 2011 grant, release of 15,022 shares from March 12, 2012 grant, and release of 10,451 shares from March 11, 2013 grant. In addition, the total number of shares acquired on vesting includes shares immediately-vested under the fixed pay allowance plan: 8,397 granted on August 11, 2014, 4,416 shares granted on November 10, 2014 and 4,396 shares granted on December 8, 2014.

(7)
Includes release of 13,767 shares and 26,924 shares from two awards granted on May 31, 2013. In addition the total number of shares acquired on vesting includes the release of 27,982 shares granted on March 10, 2014.

HSBC Finance Corporation

Pension Benefits 2014
Name	Plan Name(1)	Number of Years Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)		Payments During Last Fiscal Year ($)
Kathryn Madison(4)	Pension Plan-Household	24.1	$1,147,883		$—
	SRIP-Household	22.1	$2,236,617		$—
Patrick J. Burke(5)	Pension Plan-Household	23.8	$1,125,583		$—
	SRIP-Household	21.8	$3,745,266		$—
Michael A. Reeves	Pension Plan-Household	19.7	$694,341		$—
	SRIP-Household	17.7	$532,326		$—
Vittorio Severino	Pension Plan- Account Based	7.6	$38,659		$—
Rhydian H. Cox(6)	ISRBS	29.0	$2,973,450	(8)	$14,953	(8)
Steven G. Ekert(7)	N/A	N/A	N/A		N/A

(1)	Plan described under "Savings and Pension Plans".

(2)	Service for U.S. Plan Participants displayed through the applicable Plan freeze date.

(3)	Value of benefit at normal retirement age (or current year, if later). Calculations as of December 31, 2014.

(4)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $1,297,076 (Pension Plan) and $2,594,519 (SRIP).

(5)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $1,275,604 (Pension Plan) and $4,339,093 (SRIP).

(6)	Present Value of Accumulated Benefit does not include contributions to the IRBP from December 1, 2014 through December 31,2014.

(7)	Mr. Ekert does not participate in a defined benefit pension plan.

(8)	The amounts were converted into USD from GPB utilizing the exchange rate of 1.5558 at December 31, 2014.
Savings and Pension Plans
Pension Plan
The HSBC - North America (U.S.) Pension Plan (“Pension Plan”), formerly known as the HSBC - North America (U.S.) Retirement Income Plan, is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer. As further described in Note 16, “Pension and Other Post retirement Benefits", in the accompanying consolidated financial statements, effective January 1, 2013, the Pension Plan was frozen such that future contributions ceased under the Cash Balance formula and the Pension Plan closed to new participants and employees no longer accrue any future benefits under the Pension Plan. Effective January 1, 2011, no benefits presently were earned under any of the legacy formulas of the Pension Plan. However, the Legacy Household Formula (New) was amended in 2011 to provide an Adjusted Benefit Formula to all participants who were actively employed by of HSBC North America and its U.S. subsidiaries at any time in 2011 and did not meet the requirements for early retirement eligibility upon their termination of employment. The Adjusted Benefit Formula accelerated the service proration component of the Legacy Household benefit calculation that previously would have occurred only upon satisfying the age and service requirements for early retirement eligibility. This change was made to ensure full compliance with applicable regulations and eliminate the need to complete annual testing of early retirement benefits.
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
Formula for Calculating Benefits
Legacy Household Formula (Old): Applies to executives who were hired prior to January 1, 1990 by Household International. The benefit at age 65 is determined under whichever formula, A or B below, provides the higher amount. Executives who are at

HSBC Finance Corporation

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

B.	The normal retirement benefit at age 65 is determined under letter (a) below, limited to a maximum amount determined in letter (b) below:

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
Account Based Formula: Applies to executives who were hired by Household International, Inc. after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA after December 31, 1996 and became participants in the Pension Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2% of annual fixed pay for each calendar year of employment. For this purpose, compensation includes total fixed pay and cash variable pay as paid (effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP). At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.
Provisions Applicable to All Formulas: The amount of compensation used to determine benefits is subject to an annual maximum that differ by calendar year. The limit for 2014 is $260,000. The limit for years after 2014 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Legacy Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).
HSBC International Staff Retirement Benefits Scheme (Jersey) (ISRBS)
The ISRBS is a defined benefit plan maintained for certain international managers. Each member must contribute five percent of his fixed pay to the plan during his service, but each member who has completed 20 years of service or who enters the senior management or general management sections during his service shall contribute 6 2/3 percent of his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of his total

HSBC Finance Corporation

compensation. Upon leaving service, the value of the member's voluntary contribution fund, if any, shall be commuted for a retirement benefit.
The annual pension payable at normal retirement is 1/480 of the member's final fixed pay for each completed month in the executive section, 1.25/480 of his final fixed pay for each completed month in the senior management section, and 1.50/480 of his final fixed pay for each completed month in the general management section. A member's normal retirement date (date of leaving the Scheme) is the first day of the month coincident with or next following 32 years membership of the Scheme. Payments may be deferred or suspended but not beyond age 75.
If a member leaves before normal retirement with at least 15 years of service, she/he will receive a pension which is reduced by 0.25 percent for each complete month by which termination precedes normal retirement. If she/he terminates with at least 5 years of service, she/he will receive an immediate lump sum equivalent of his reduced pension.
If a member dies before age 53 while she/he is still accruing benefits in the ISRBS then both a lump sum and a widow's pension will be payable immediately.
The lump sum payable would be the cash sum equivalent of the member's Anticipated Pension, where the Anticipated Pension is the notional pension to which the member would have been entitled if she/he had continued in service until age 53, computed on the assumption that her/his final fixed pay remains unaltered. In addition, where applicable, the member's voluntary contributions fund will be paid as a lump sum.
In general, the widow's pension payable would be equal to one half of the member's Anticipated Pension. As well as this, where applicable, a children's allowance is payable on the death of the Member equal to 25% of the amount of the widow's pension.
If the member retires before age 53 on the grounds of infirmity she/he will be entitled to a pension as from the date of his leaving service equal to his Anticipated Pension, where Anticipated Pension has the same definition as in the previous section.
Present Value of Accumulated Benefits
For the Account Based formula: The value of the notional account balances currently available on December 31, 2014.
For other formulas: The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under Codification 715 with respect to the company's audited financial statements for the period ending December 31, 2014. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2014.
Deferred Compensation Plans
Tax Reduction Investment Plan: HSBC North America maintains the HSBC - North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant's cash compensation (subject to a maximum annual pre-tax contribution by a participant of $17,500 for 2014 (plus an additional $5,500 catch-up contribution for participants age 50 and over for 2014), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.
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

HSBC Finance Corporation

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
HSBC International Retirement Benefit Plan (“IRBP”) for International Managers and International Contract Executives: The IRBP is a defined contribution retirement savings plan maintained for international managers and international contract executives and for certain international managers who have attained the maximum number of years of service for participation in another plan covering international managers, including the ISRBS. Participants receive an employer paid contribution equal to 15% of pensionable salary and may elect to contribute up to 2.5% of pensionable salary as non-mandatory employee contributions, which contributions are matched by employer contributions. Additionally, participants can make unlimited additional voluntary contributions. The plan provides for participant direction of account balances in a wide range of investment funds and immediate vesting of all contributions.
Non-Qualified Deferred Contribution 2014

Name	Plan Name (1)	Executive Contributions in 2014(2)	Employer Contributions in 2014(3)	Aggregate Earnings in 2014	Aggregate Withdrawals/ Distributions in 2014	Aggregate Balance at 12/31/2014
Kathryn Madison	STRIP	$—	$—	$6,256	$—	$273,192
Patrick J. Burke	STRIP	$—	$—	$69,145	$—	$574,581
Michael A. Reeves	NQDCP	$—	N/A	$62,112	$—	$670,856
	STRIP	$—	$—	$3,175	$—	$95,111
Vittorio Severino	—	N/A	N/A	N/A	N/A	N/A
Rhydian H. Cox	IRBP	$465	$3,252	$—	$—	$3,717
Steven G. Ekert	—	N/A	N/A	N/A	N/A	N/A

(1)	Plan described under "Savings and Pension Plans".

(2)
Mr. Cox' elective contributions from eligible fixed pay under the plan were converted from GBP to USD using the exchange rate of 1.5558 as of December 31, 2014. Mr. Cox joined this plan on December 1, 2014, and the reflected contribution refers to 2014 earnings as disclosed in the Salary column of the "Summary Compensation Table".

(3)
For Mr. Cox, the amount reflects the employer's contributions under the plan, converted from GBP to USD using the exchange rate of 1.5558 as of December 31, 2014. This amount is included in Other Compensation column of the "Summary Compensation Table".

HSBC Finance Corporation

Potential Payments Upon Termination Or Change-In-Control
The following tables describe the payments that HSBC Finance Corporation would be required to make as of December 31, 2014 to each of Ms. Madison, Messrs. Burke, Reeves, Severino, Ekert, and Cox as result of their termination, retirement, disability or death or sale of business as of that date. These amounts shown are in addition to those generally available to salaried employees, such as disability benefits and accrued vacation pay, or are specific to the NEOs, such as the amounts under the HSBC-North America (U.S.) Severance Pay plan which is dependent on an employee's base salary. The specific circumstances that would trigger such payments are identified, and the terms of such payments are defined under the HSBC-North America (U.S.) Severance Pay Plan and the particular terms of deferred cash awards and long-term equity incentive awards.

Kathryn Madison

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination (1)		For Cause Termination	Death (2)		Sale of Business
Severance						$600,000	(3)
Restricted Stock/Units		$386,477	(5)	$355,044	(6)	$386,477	(5)		$920,840	(4)	$386,477	(5)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not-for-Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not-for-Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding long-term equity incentive awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Ms. Madison would receive 52 weeks of her current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and full vesting (in accordance with the original vesting schedule) of the outstanding performance-based restricted share units, assuming a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and pro-rata vesting of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(6)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and forfeiture of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

Patrick J. Burke

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination (1)		For Cause Termination	Death (2)		Sale of Business
Severance						$673,077	(3)
Variable Pay		$2,000,000	(4)	$2,000,000	(4)	$2,000,000	(4)		$2,000,000	(4)	$2,000,000	(4)
Deferred Cash		$956,276	(5)	$956,276	(5)	$956,276	(5)		$956,276	(5)	$956,276	(5)
Restricted Stock/Units		$3,428,125	(6)	$2,161,359	(7)	$3,428,125	(6)		$3,428,125	(6)	$3,428,125	(6)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not-for-Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not-for-Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding long-term equity incentive awards and deferred cash awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Burke would receive 50 weeks of his current base salary upon separation from the company.

HSBC Finance Corporation

(4)
Refer to the description of Mr. Burke's service agreement in "Severance Protection and Employment Contracts" section of the 2014 CD&A. Mr. Burke is eligible to receive pro-rata variable pay through the date of termination. The disclosed amount assumes a termination date of December 31, 2014. The amount, format and awarding of variable pay is determined at absolute discretion of the HSBC Board of Directors.

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014. Notional return accrues on the deferred cash awards from the grant date until the vesting date(s) by reference to the dividend yield on HSBC ordinary shares.

(6)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and full vesting (in accordance with the original vesting schedule) of performance-based restricted share units award (June 2013 grant), assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(7)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and forfeiture of the outstanding performance-based restricted share units (June 2013 grant), assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

Michael A. Reeves

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination (1)		For Cause Termination	Death (2)		Sale of Business
Severance						$302,885	(3)
Restricted Stock/Units		$375,877	(5)	$209,389	(6)	$375,877	(5)		$661,287	(4)	$375,877	(5)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not-for-Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not-for-Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding long-term equity incentive awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Reeves would receive 42 weeks of his current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted stock units and full vesting (in accordance with the original vesting schedule) of the outstanding performance-based restricted share units, assuming a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and pro-rata vesting of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(6)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and forfeiture of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

Vittorio Severino

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination (1)		For Cause Termination	Death (2)		Sale of Business
Severance						$173,769	(3)
Restricted Stock/Units		$1,468,092	(5)	$1,441,897	(6)	$1,468,092	(5)		$1,913,396	(4)	$1,468,092	(5)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not-for-Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not-for-Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding long-term equity incentive awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Severino would receive 18 weeks of his current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and full vesting (in accordance with the original vesting schedule) of the outstanding performance-based restricted share units, assuming a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

HSBC Finance Corporation

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and pro-rata vesting of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(6)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and forfeiture of the outstanding performance-based vesting restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

Rhydian H. Cox

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination (1)		For Cause Termination	Death (2)		Sale of Business
Deferred Cash		$135,593	(3)	$135,593	(3)	$135,593	(3)		$135,593	(3)	$135,593	(3)
Restricted Stock/Units		$652,046	(4)	$652,046	(4)	$652,046	(4)		$652,046	(4)	$652,046	(4)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not-for-Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination.

(2)	Upon death, all outstanding long-term equity incentive awards and deferred cash awards vest.

(3)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using an exchange rate from HKD to USD on December 31, 2014. Notional return accrues on the deferred cash awards from the grant date until the vesting date(s) by reference to the dividend yield on HSBC ordinary shares.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

Steven G. Ekert

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination (1)		For Cause Termination	Death (2)		Sale of Business
Severance						$169,231	(3)
Deferred Cash		$435,000	(4)	$435,000	(4)	$435,000	(4)		$435,000	(4)	$435,000	(4)
Restricted Stock/Units		$1,135,900	(5)	$1,135,900	(5)	$1,135,900	(5)		$1,135,900	(5)	$1,135,900	(5)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not-for-Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance continuation, Involuntary Not-for-Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding long-term equity incentive awards and deferred cash awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Ekert would receive 16 weeks of his current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014.

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

HSBC Finance Corporation

Director Compensation The following table and narrative footnotes discuss the compensation earned by our Non-Executive Directors in 2014. As Executive Directors, Ms. Madison and Messrs. Burke and Cox received no additional compensation for service on the Board of Directors in 2014.
The table below outlines the annual compensation program for Non-Executive Directors for 2014. Amounts are pro-rated based on dates of service for newly appointed Non-Executive Directors.

Annualized Compensation Rates for Non-Executive Directors Related to Service on the Board of Directors and Committees for HSBC Finance Corporation and HSBC North America
Board Retainer:
HSBC North America	$105,000
HSBC Finance Corporation	$105,000
Audit Committee:
Audit Committee Chair for HSBC North America, HBSC USA and HSBC Finance Corporation	$80,000
Audit Committee Member for HSBC North America and HBSC Finance Corporation	$30,000	(1)
Risk Committee:
Risk Committee Chair for HSBC North America, HBSC USA and HSBC Finance Corporation	$80,000
Risk Committee Member for HSBC North America and HBSC Finance Corporation	$30,000	(1)
Compliance Committee:
Compliance Committee Chair for HSBC Finance Corporation	$80,000
Compliance Committee Member for HSBC North America and HSBC Finance Corporation	$50,000
Nominating Committee:
Nominating Committee Member for HSBC North America	$20,000
Grandfathered Amount:
George A. Lorch	$45,000

(1)	Member fees for the Audit and Risk Committees increased from $20,000 to $30,000 in fourth quarter 2014.
The 2014 total compensation of our Non-Executive Directors in their capacities as directors of HSBC North America and HSBC Finance Corporation, and in the case of Messrs. Ameen, Herdman, Minzberg, and Whitford, also as the director of HSBC USA, is shown in the following table:
Director Compensation 2014

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Change in Pension Value ($)(3)	All Other Compensation ($)(4)	Total ($)
Phillip D. Ameen	$417,504	$—	$—	$—	$1,842	$419,346
Jeffrey A. Bader	$270,000	$—	$—	$—	$1,842	$271,842
Robert K. Herdman	$382,500	$—	$—	$—	$167	$382,667
George A. Lorch	$197,500	$—	$—	$—	$—	$197,500
Samuel Minzberg	$272,500	$—	$—	$—	$1,842	$274,342
Beatriz R. Perez	$150,000	$—	$—	$—	$—	$150,000
Larree M. Renda	$125,000	$—	$—	$—	$—	$125,000
Thomas K. Whitford	$362,501	$—	$—	$—	$1,842	$364,343

(1)
Represents aggregate compensation for service on Board of Directors and Committees HSBC North America, HSBC Finance Corporation and, in the case of Messrs. Ameen, Bader, Herdman, Minzberg, and Whitford --HSBC USA.

Fees paid to Mr. Ameen include the following amounts for 2014: $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $26,668 for membership and serving as Chair of the HSBC North America Audit Committee, $26,668 for membership and serving as Chair of the HSBC Finance Corporation Audit Committee, and $26,668 for membership and serving as Chair of the HSBC USA Audit Committee; $7,500 for membership on the HSBC North America Risk Committee, and $12,500 for membership on the HSBC Finance Corporation Risk Committee, and $2,500 for membership on the HSBC USA Risk Committee.

HSBC Finance Corporation

Fees paid to Mr. Bader include the following amounts for 2014: $105,000 annual cash retainer for membership on the HSBC North America board, $26,250 annual cash retainer for membership on the HSBC USA board, and $78,750 annual cash retainer for membership on the HSBC Finance Corporation board; $8,333 for membership on the HSBC North America Compliance Committee, and $16,667 for membership on the HSBC USA Compliance Committee; $7,500 for membership on the HSBC North America Risk Committee, $6,667 for membership on the HSBC USA Risk Committee, and $8,333 for membership on the HSBC Finance Corporation Risk Committee; $4,167 for membership on the HSBC North America Audit Committee and $8,333 for membership on the HSBC Finance Corporation Audit Committee.
Fees paid to Mr. Herdman include the following amounts for 2014: $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $20,000 for serving as Chair of each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA until October 2014; and $2,500 for membership on each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA.
Fees paid to Mr. Lorch (retired) include the following amounts until June 2014: $52,500 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $3,333 for membership on the HSBC North America Audit Committee and $6,667 for membership on the HSBC Finance Corporation Audit Committee; $40,000 for membership on the HSBC Finance Corporation Compliance Committee; $10,000 for membership on the HSBC North America Nominating Committee; $3,333 for membership on the HSBC North America Risk Committee, and $6,667 for membership on the HSBC Finance Corporation Risk Committee; and $22,500 in grandfathered fees related to his level of compensation in 2007.
Fees paid to Mr. Minzberg include the following amounts for 2014: $105,000 annual cash retainer for membership on the HSBC North America board, $78,750 annual cash retainer for membership on the HSBC Finance Corporation board, and $26,250 annual cash retainer for membership on the HSBC USA board; $7,500 for membership on the HSBC North America Audit Committee, $8,333 for membership on the HSBC Finance Corporation Audit Committee, and $6,667 for membership on the HSBC USA Audit Committee; $20,000 for membership on the HSBC North America Nominating Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee.
Fees paid to Ms. Perez (retired) include the following amounts until June 2014: $52,500 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $8,333 for membership on the Compliance Committee for HSBC North America, and $16,667 for membership on the Compliance Committee for HSBC Finance Corporation; $10,000 for membership on the Nominating Committee for HSBC North America; $3,333 for membership on the HSBC North America Risk Committee, and $6,667 for membership on the HSBC Finance Corporation Risk Committee.
Fees paid to Ms. Renda (retired) include the following amounts until June 2014: $52,500 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $3,333 for membership on the HSBC North America Audit Committee, and $6,667 for membership on the HSBC Finance Corporation Audit Committee; $3,333 for membership on the HSBC North America Risk Committee, and $6,667 for membership on the HSBC Finance Corporation Risk Committee
Fees paid to Mr. Whitford include the following amounts for 2014: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards, and $52,500 annual cash retainer for membership on the HSBC USA board; $16,667 for membership on the HSBC North America Compliance Committee, and $33,333 for membership on the HSBC Finance Corporation Compliance Committee; $15,000 for membership on the HSBC North America Nominating Committee; $5,000 for membership on the HSBC North America Risk Committee until October 2014 and $6,667 for serving as Chair of the HSBC North America Risk Committee; $10,000 for membership on the HSBC Finance Corporation Risk Committee until October 2014, and $6,667 for serving as Chair of the HSBC Finance Corporation Risk Committee; $6,667 for serving as Chair of the HSBC USA Risk Committee.

(2)	HSBC Finance Corporation does not grant stock awards or stock options to its Non-Executive Directors.

(3)
Prior to the merger with HSBC, Non-Executive Directors could elect to receive all or a portion of their cash compensation in shares of common stock of Household International, Inc., defer it under the Deferred Fee Plan for Directors or purchase options to acquire common stock. Under the Deferred Fee Plan, Directors were permitted to invest their deferred compensation in either units of phantom shares of the common stock of HSBC Finance Corporation (then called Household International, Inc.), with dividends credited toward additional stock units, or cash, with interest credited at a market rate set under the plan. Prior to 1995, HSBC Finance Corporation offered a Directors' Retirement Income Plan where the present value of each Director's accrued benefit was deposited into the Deferred Phantom Stock Plan for Directors. Under the Deferred Phantom Stock Plan, Directors with less than ten years of service received 750 phantom shares of common stock of Household International, Inc. annually during the first ten years of service as a Director. In January 1997, the Board eliminated this and all future Director's retirement benefits. All payouts to Directors earned under the Deferred Phantom Stock Plan will be made only when a Director leaves the Board due to death, retirement or resignation and will be paid in HSBC ordinary shares either in a lump sum or in installments as selected by the Director. Following the acquisition, all rights to receive common stock of Household International, Inc. under both plans described above were converted into rights to receive HSBC ordinary shares. In May 2004, when the plans were rolled into the HSBC North America Directors Non-Qualified Deferred Compensation Plan, those rights were revised into rights to receive American Depository Shares in HSBC ordinary shares, each of which represents five ordinary shares. No new shares may be issued under the plans. As of December 31, 2014, 8,470 American Depository Shares were held in the deferred compensation plan account for Directors currently serving on the Board of Directors. Of the current Non-Executive Directors, Mr. Lorch held 8,444 American Depository Shares and Ms. Renda held 26 American Depository Shares.

(4)
Components of All Other Compensation are disclosed in aggregate. We provide each Director with $250,000 of accidental death and dismemberment insurance for which the company paid a premium of $167 per annum for each participating Director and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,675 per annum for each participating Director. Mr. Herdman declined the personal excess liability insurance policy; the amount shown pertains to the annual premium for AD&D insurance exclusively. The AD&D and personal excess liability insurance coverage was not extended for Mr. Lorch, Ms. Perez and Ms. Renda, as they retired after second quarter. The insurance policies are renewed annually in July (for AD&D) and in September (for excess liability insurance) each year.

HSBC Finance Corporation

Compensation Policies and Practices Related to Risk Management
Our reward strategy aims to reward success, not failure, and be properly aligned with our risk framework and related outcomes. In order to ensure alignment between remuneration and our business strategy, individual remuneration is determined through assessment of performance delivered against both annual and long-term objectives summarized in performance scorecards as well as adherence to the HSBC Values of being ‘open, connected and dependable’ and acting with ‘courageous integrity’. Altogether, performance is judged, not only on what is achieved over the short and long term, but also on how it is achieved, as the latter contributes to the sustainability of the organization.
All HSBC Finance Corporation employees are eligible for some form of variable pay compensation; however, those who actually receive payments are a subset of eligible employees, based on positions held and individual and business performance. The annual discretionary variable pay plan is the primary variable pay compensation plan for all employees. Specific groups of employees who are typically involved in servicing environments participate in formulaic variable pay plans that allow for a discretionary override due to compliance or quality issues.
Variable Pay Pool Determination
There are many factors considered in determining the HSBC Group’s variable pay pool funding. A key factor is the performance of the HSBC Group which is considered within the context of our Risk Appetite Statement. This helps to ensure that the variable pay pool is shaped by risk considerations and any HSBC Group-wide notable events. The Risk Appetite Statement describes and measures the amount and types of risk that HSBC Group is prepared to take in executing its strategy. It shapes the integrated approach to business, risk and capital management and supports achievement of the HSBC Group’s objectives. The HSBC Group Chief Risk Officer regularly updates RemCo on the HSBC Group’s performance against the Risk Appetite Statement. RemCo uses these updates when considering remuneration to ensure that return, risk and remuneration are aligned.
HSBC Group uses a counter-cyclical funding methodology which is categorized by both a floor and a ceiling and the payout ratio reduces as performance increases to avoid pro-cyclicality risk. The floor recognizes that competitive protection is typically required irrespective of performance levels. The ceiling recognizes that at higher levels of performance it is possible to limit reward as it is not necessary to continue to increase the variable pay pool, thereby limiting the risk of inappropriate behavior to drive financial performance.
In addition, our funding methodology considers the relationship between capital, dividends and variable pay to ensure that the distribution of post-tax profits between these three elements is considered appropriate.
Finally, the commercial requirement to remain competitive in the market and overall affordability are considered. Both the annual incentive, HSBC Group Performance Share Plan and other long-term deferred awards are funded from a single annual variable pay pool from which individual awards are considered. Funding of the HSBC Group’s annual variable pay pool is determined in the context of HSBC Group profitability, capital strength, and shareholder returns. This approach ensures that performance-related awards for individual global businesses, global functions, geographical regions and levels of staff are considered in a holistic fashion.
This year’s variable pay pool was established by reference to the HSBC Group’s adjusted profit before tax which excludes movements in the fair value of own debt attributable to credit spread, the gains and losses from disposals, and Debt Valuation Adjustment, but includes the costs of fines, penalties and other items of redress. For the purposes of considering the variable pay pool, the normal profits from disposed of businesses up to their actual disposal are included in the calculation.
Once the HSBC Group’s variable pay funding pool was established, a portion of the pool was allocated to each U.S. business and function based on a number of factors, which included performance with consideration to risk outcomes and risk taken.
Performance Influence on Variable Pay
On an individual basis, the use of a performance scorecard framework ensures an aligned set of objectives and impacts the level of individual pay received, as achievement of objectives is considered when determining the level of variable pay awarded. On a performance scorecard, objectives are separated into two categories: financial and non-financial. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels. Additionally, objectives are based on strategic priorities including “Grow”, “Global Standards”, “Streamlining” and “People”.
Employees were assessed on and communicated up to three ratings, which included performance rating using a new performance rating scale in 2014 (Top Performer, Strong Performer, Good Performer and Inconsistent Performer), Values-aligned behavior rating using a behavioral guide, and Potential rating used to assess key talent.

HSBC Finance Corporation

Beginning in 2011, the top executives across the HSBC Group received a separate values-aligned behavior rating in addition to a performance rating. For performance year 2014, this values-aligned behavior rating was in place for all employees at year-end, although values-aligned behaviors were already part of our culture. Values-aligned behaviors are the foundation of an employee’s performance and potential as follows:

•	Role Model - Exceptional behaviors which drive performance above target levels and/or have a lasting positive impact on the Bank’s culture.

•	Strong - Strong, sustainable, expected behaviors which are the benchmark of a high-performing values-led organization.

•	Weak - Weak behaviors which fall below day-to-day expectations and negatively impact performance.

•
Unacceptable - Unacceptable behaviors which undermine HSBC’s values and business principles and need to be eradicated. They significantly compromise quality, integrity, teamwork and performance and are likely to result, immediately or in due course, in disciplinary action.

Risk (including in particular, compliance) is a critical part of the assessment process in determining the performance of senior executives, Covered Employees and Material Risk Takers in ensuring that their individual remuneration has been appropriately assessed with regard to risk.
Variable Pay Compensation Risk Management
In 2010, building upon the combined strengths of our performance scorecard and risk management processes, outside consultants were engaged to assist in the development of a formal variable pay compensation risk management framework in the United States. Commencing with the 2011 objectives-setting process, standard risk performance measures and targets were established and monitored for employees who were identified as having the potential to expose the organization to material risks, or who are responsible for controlling those risks.
The HSBC North America Nominating and Governance Committee ("Nominating and Governance Committee") and the Compensation and Performance Management Governance Committee (“CPMG”) have oversight for objectives-setting and risk monitoring. The Nominating and Governance Committee has oversight and endorsement of certain compensation matters. As part of its duties, the Nominating and Governance Committee oversees the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board (“Covered Employees”), and the measures used to ensure that risk is appropriately considered in making variable pay recommendations. The Nominating and Governance Committee also can make recommendations concerning proposed performance assessments and variable pay compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer, Covered Employees, and other staff, including any recommendations for adjusting, reducing or canceling variable compensation previously awarded. The recommendations related to employee total compensation are reviewed by the HSBC Holdings plc Remuneration Committee (“RemCo”) of the Board of Directors of HSBC, or to Messrs. Gulliver and Burke, or Ms. Madison in instances where RemCo has delegated remuneration authority.
The CPMG Committee was created to provide a more systematic approach to variable pay compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the Committee are senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Legal, Finance, Audit, Regulatory Remediation, Human Resources and Company Secretary. CPMG approves the list of roles held by Covered Employees and their mandatory performance scorecard objectives; reviews total compensation recommendations related to regulatory and audit findings; and can make recommendations to adjust, reduce, or cancel previous grants of variable pay and long-term incentive compensation based on actual results and risk outcomes. The Committee can make its recommendations to the Nominating and Governance Committee, RemCo, Mr. Gulliver, Mr. Burke, and/or Ms. Madison depending on the nature of the recommendation or the delegation of authority for making final decisions. Discretionary compensation awards are subject to controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation for ensuring excessive risk taking is avoided. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of our risk appetite process. Risk Appetite is set by the Board of HSBC. A risk appetite for U.S. operations and is annually reviewed and approved by the HSBC North America Risk Management Committee and the HSBC North America Board of Directors.

HSBC Finance Corporation

Risk Adjustment of Discretionary Compensation
We use a number of techniques to ensure that the amount of discretionary compensation received by an employee appropriately reflects risk and risk outcomes, including risk adjustment of awards, deferral of payment, appropriate performance periods, and reducing sensitivity to short-term performance. The techniques used differ depending on whether the discretionary compensation is paid under the general discretionary cash award plan or a business incentive plan.
The discretionary plan is designed to allow managers to exercise judgment in making variable pay recommendations, subject to appropriate oversight. When making award recommendations for an employee participating in a discretionary plan, performance against the objectives established in the performance scorecard is considered. Where objectives have been established with respect to risk, managers will consider performance against these objectives when making variable pay award recommendations. Managers will also consider pertinent material risk events when making variable pay award recommendations.
Participants in the discretionary plan are subject to the HSBC Group Minimum Deferral Policy, which provides minimum deferral guidelines for variable pay awards. Deferral rates applicable to compensation earned in performance year 2014, ranging from 0 to 60 percent, increase in relation to the level of variable pay earned and in respect of an employee's MRT status as further described under the section “Performance Year 2014 Compensation Actions” in the 2014 CD&A. Variable pay is deferred in the form of cash and/or through the use of Restricted Share Units. The deferred Restricted Share Units generally have a three-year graded vesting period. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC ordinary shares over the period. The economic value of pay deferred in the form of Restricted Share Units will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Additional grants of long-term equity awards consist of a number of shares to which the employee will become fully entitled, generally over a five-year vesting period, subject to the individual remaining in employment.
An employee who terminates employment without “good leaver” status being granted by RemCo forfeits all unvested equity and deferred cash. Deferred variable pay awards are subject to malus treatment and clawback as further described under the section “Reduction or Cancellation of Equity Incentive Awards (Malus)”, as well as the "Clawback Policy" referenced in the 2014 CD&A. Additionally, all employees with unvested awards or awards subject to a retention period are required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.
Employees in business incentive plans are held to performance standards that may result in a loss of variable pay compensation when quality standards are not met. For example, participants in these plans may be subject to a reduction in variable pay if they commit a "reportable event" (e.g., an error or omission resulting in a loss or expense to the company) or fail to follow required regulations, procedures, policies, and/or associated training. Participants may be altogether disqualified from participation in the plans for unethical acts, breach of company policy, or any other conduct that, in the opinion of HSBC Finance Corporation, is sufficient reason for disqualification or subject to a recapture provision. Some business incentive variable pay plans in servicing environments include limits or caps on the financial measures that are considered in the determination of variable pay award amounts.
Performance periods for business incentive plans are often one month.
Discretionary Compensation Monitoring
HSBC North America monitors and evaluates the performance of its variable pay compensation arrangements, both the discretionary and business variable pay plans, to ensure adequate focus and control.
Payments under the discretionary plan are not tied to a formula, which enables payments to be adjusted as appropriate based on individual performance, business performance, and risk assessment. Performance scorecards may also be updated as needed by leadership during the performance year to reflect significant changes in our operating plan, risk, or business strategy. In order to ensure alignment between what we pay our people and our business strategy, we assess individual performance against annual and long-term financial and non-financial objectives summarized in performance scorecards. This assessment also takes into account adherence to the HSBC Values of being ‘open, connected and dependable’ and acting with ‘courageous integrity'. Altogether, performance is therefore judged not only on what is achieved over the short and long-term but also importantly on how it is achieved. The discretionary plan is reviewed annually by RemCo to ensure that it is meeting the desired objectives.
We continue to focus on monitoring activity consisting of: 1) validating relationships among measures of financial performance, risks taken, risk outcomes, and amounts of variable pay compensation awards/payouts; 2) reviewing how discretion is used in evaluating performance and adjusting variable pay compensation awards for high levels of risk taking and adverse risk outcomes, and whether discretionary decisions are having an appropriate impact; and 3) evaluating the extent to which automated systems play, or could play a role in monitoring activities. Consequently, we identified areas for improvement, not only with respect to

HSBC Finance Corporation

tactical reward decisions and documenting discretion, but also in terms of utilizing information systems to support monitoring and validation activities. We strive to make improvements to our monitoring and validation activities in future reward cycles. In addition to the annual review, plan performance is monitored regularly by the business management and periodically by HSBC North America Human Resources, which tracks plan expenditures and plan performance to ensure that plan payouts are consistent with expectations. Calculations for plans are performed systematically based on plan measurement factors to ensure accurate calculation of variable pay, and all performance payouts are subject to the review of the designated plan administrator to ensure payment and performance of the plan are tracking in line with expectations. Finally, all plans contain provisions that enable modification of the plan if necessary to meet business objectives.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners HSBC Finance Corporation’s common stock is 100 percent owned by HINO. HINO is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management The following table lists the beneficial ownership, as of January 31, 2015, of HSBC ordinary shares or interests in HSBC ordinary shares and Series B Preferred Stock of HSBC Finance Corporation held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares and the Series B Preferred Stock of HSBC Finance Corporation.

	Number of Shares Beneficially Owned of HSBC Holdings plc(1)(2)	HSBC Shares Subject to Certain Holding Restrictions(3)	HSBC Restricted Shares Released Within 60 Days(4)	Number of HSBC Ordinary Share Equivalents(5)	Total HSBC Ordinary Shares(2)	Series B Preferred of HSBC Finance Corporation
Directors
Patrick J. Burke(6)	73,110	27,391	35,130	—	135,631	—
Phillip D. Ameen	—	—	—	—	—	—
Jeffrey A. Bader	47,839	—	—	—	47,839	—
Rhydian H. Cox(6)	18,011	13,055	31,429	—	62,495	—
Robert K. Herdman	82	—	—	—	82	—
Samuel Minzberg	500	—	—		500	—
Thomas K. Whitford	5,000	—	—	—	5,000	—
Named Executive Officers
Steven G. Ekert	—	—	36,510	—	36,510	—
Kathryn Madison		—	18,412	—	18,412	—
Michael A. Reeves	5,280	—	16,928	—	22,208	—
Vittorio Severino	230,150	—	78,798	—	308,948	—
All directors and executive officers as a group	414,732	40,446	260,796	—	715,974	—

(1)
Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Directors and executive officers as a group, 31,870.

(2)	Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that are owned by HSBC USA directors and executive officers that are subject to certain holding restrictions. There are no outstanding stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2015 pursuant to the satisfaction of certain conditions.

(5)
Represents the number of ordinary share equivalents owned by executive officers under the HSBC North America Employee Non-Qualified Deferred Compensation Plan and by Directors under the HSBC North America Directors Non-Qualified Deferred Compensation Plan. The shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

HSBC Finance Corporation

(6)	Also a Named Executive Officer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons  During the fiscal year ended December 31, 2014, HSBC Finance Corporation was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest.
HSBC Finance Corporation maintains a written Policy for the Review, Approval or Ratification of Transactions with Related Persons (the "Policy") which provides that any “Transaction with a Related Person” must be reviewed and approved or ratified in accordance with specified procedures. The term “Transaction with a Related Person” includes any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness), in which (1) the aggregate dollar amount involved will or may be expected to exceed $120,000 in any calendar year, (2) HSBC Finance Corporation or any of its subsidiaries is, or is proposed to be, a participant, and (3) a director or an executive officer, or a member of the immediate family of a director or an executive officer, has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). The following categories of transactions are deemed pre-approved even if the aggregate amount involved exceeds $120,000, provided, however, that if a Transaction with a Related Person falling in a category described below would cause one of our directors whom the Board of Directors currently deems independent to lose or risk losing their independence, the director must consult with the Chair of the Audit Committee prior to entering such Transaction with a Related Person:

•	Compensation paid to directors and executive officers reportable under rules and regulations promulgated by the SEC;

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

○
Personal loans to a related person and loans to a director’s primary business affiliation or the primary business affiliation of an immediate family member of a director, in each case that (i) are made or maintained in the ordinary course of business on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable loans with persons not related to us or our subsidiaries; (ii) when made do not involve more than the normal risk for collectability or present other unfavorable features; (iii) comply with applicable law including the Sarbanes-Oxley Act of 2002; (iv) are not classified as Substandard (II) or worse, as defined in the OCC's “Rating Credit Risk” Comptroller’s Handbook; and (v) in the case of and loans to a director’s primary business affiliation or the primary business affiliation of an immediate family member of a director, complies with any applicable Federal Deposit Insurance Corporation (“FDIC") Guidelines; and

HSBC Finance Corporation

○     All business relationships, lending relationships, brokerage, investment advisory relationships, insurance, deposit and other banking relationships with a director’s primary business affiliation or the primary business affiliation of an Immediate Family Member of a director made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with persons not related to us or our subsidiaries; and

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
Director Independence The HSBC Finance Corporation Corporate Governance Standards, together with the charters of committees of the Board of Directors, provide the framework for our corporate governance. Director independence is defined in the HSBC Finance Corporation Corporate Governance Standards which are based upon the rules of the New York Stock Exchange. The HSBC Finance Corporation Corporate Governance Standards are available on our website at www.us.hsbc.com or upon written request made to HSBC Finance Corporation, 452 Fifth Avenue, New York, New York 10018, Attention: Corporate Secretary.

HSBC Finance Corporation

According to the HSBC Finance Corporation Corporate Governance Standards, a majority of the members of the Board of Directors must be independent. The composition requirement for each committee of the Board of Directors is as follows:

Committee	Independence/Member Requirements
Audit Committee	Chair and all voting members
Chairman's Committee	Chair and all members
Risk Committee	Chair and all voting members
Messrs. Ameen, Bader, Herdman, Minzberg and Whitford are considered to be independent directors. Mr. Burke currently serves as President and Chief Executive Officer of our affiliates, HSBC North America, HSBC USA and HSBC Bank USA and is a Group General Manager of HSBC. Mr. Cox is the Senior Executive Vice President and Head of Regulatory Remediation for HSBC Finance Corporation and its affiliates HSBC North America, HSBC USA and HSBC Bank USA and is a Group General Manager of HSBC. Because of the positions held by Messrs. Burke and Cox, they are not considered to be independent directors.
See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2014 and 2013 was $1,983,500 and $2,139,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees. The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2014 and 2013 was $418,363 and $434,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees. The aggregate amount billed by KPMG LLP for tax related services performed during the fiscal year ended December 31, 2014 and 2013 was $170,000 and $204,860, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.
All Other Fees. The aggregate amount billed by KPMG LLP for other services performed during the fiscal years ended December 31, 2014 was nil and 2013 was $111,265. These services included fees related to corporate governance matters.
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

(a)(1) Financial Statements.
The consolidated financial statements listed below, together with an opinion of KPMG LLP dated February 23, 2015 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.
HSBC Finance Corporation and Subsidiaries:
Report of Independent Registered Public Accounting Firm

HSBC Finance Corporation

Consolidated Statement of Income (Loss)
Consolidated Statement of Comprehensive Income (Loss)
Consolidated Balance Sheet
Consolidated Statement of Changes in Shareholders’ Equity
Consolidated Statement of Cash Flows
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

3(ii)
Bylaws of HSBC Finance Corporation, as Amended and Restated effective April 23, 2014 (incorporated by reference to Exhibit 3.2 to HSBC Finance Corporation's Current Report on Form 8-K filed April 28, 2014).

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

4.6
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

4.7
Other instruments defining the rights of holders of long-term debt of HSBC Finance Corporation are not being filed herewith since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of HSBC Finance Corporation on a consolidated basis. HSBC Finance Corporation agrees that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2014, 2013 and 2012 , (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Suite 100, Mettawa, Illinois 60045, Attention: Corporate Secretary.

HSBC Finance Corporation

Index

Accounting:	Credit risk:
new pronouncements 82, 104	accounting policy 99
policies (critical) 31	concentration 66
policies (significant) 98	critical accounting policy 31
Account management policies and practices 59	management 73
Assets:	Critical accounting policies and estimates 31
by business segment 142	Current environment 25
fair value of financial assets 146	Deferred tax assets 35, 128
fair value measurements 144	Derivatives:
nonperforming 58, 111	accounting policy 102
Audit committee 165	cash flow hedges 125
Auditor's report 91	critical accounting policy 33
Balance sheet (consolidated) 94	fair value hedges 124
Basel II 7, 81	income (expense) 42
Basel III 6, 7, 8, 12, 24, 42, 125	non-qualifying hedges 125
Basis of reporting 29	notional value 126
Business:	Directors:
consolidated performance review 27	biographies 160
focus 27	board of directors 160
operations 4	executive 163
organizational history 4	compensation (executives) 169
Capital:	responsibilities 164
2015 funding strategy 68	Discontinued operations 104
common equity movements 67	Employees:
consolidated statement of changes 95	compensation and benefits 169
selected capital ratios 67	number of 6
Cash flow (consolidated) 96	Equity:
Cautionary statement regarding forward-looking statements 24	consolidated statement of changes 95
Committees 165	ratios 67
Competition 9	Estimates and assumptions 31, 98
Compliance committee 166	Executive overview 25
Compliance risk 78	Fair value measurements:
Consumer business segment 5, 46, 139	assets and liabilities recorded at fair value on a recurring basis 147
Contingent liabilities:	assets and liabilities recorded at fair value on a non-recurring basis 147
critical accounting policy 35	fair value adjustments 144
enhancement services products 14, 69, 105	financial instruments 145
litigation 150	hierarchy 70
Controls and procedures 159	transfers into/out of Level 1 and Level 2 71, 147
Corporate governance and controls 10, 164	transfers into/out of Level 2 and Level 3 71, 147
Customers 6	valuation control framework 145
Credit quality 50	valuation techniques 149
Financial highlights metrics 22

HSBC Finance Corporation

Financial liabilities:	New accounting pronouncements to be adopted in future periods 82
designated at fair value 121	Nominating and compensation committee 166
fair value of financial liabilities 146	Off-balance sheet arrangements 69
Forward looking statements 24	Operating expenses 44
Funding 6, 28, 66	Operational risk 77
Gain (loss) from debt designated at fair value and related derivatives 121	Other revenues 42
Geographic concentration of receivables 66	Pension and other postretirement benefits:
Impairment:	accounting policy 103
accounting policy 99	risk management 81
credit losses 40, 112	Performance, developments and trends 27
critical accounting policy 31	Profit (loss) before tax:
nonaccrual receivables 58, 107	by segment - Group Reporting Basis 142
nonperforming receivables 58, 111	consolidated 92
Income taxes:	Properties 21
accounting policy 103	Property and equipment:
critical accounting policy - deferred taxes 35	accounting policy 101
expense 127	Provision for credit losses 40, 112
Internal control 157	Ratios:
Interest income:	capital 67
net interest income 38	charge-off (net) 57
sensitivity 76	credit loss reserve related 51
Interest rate risk 76	delinquency 56
Key performance indicators 22	earnings to fixed charges - Exhibit 12
Legal proceedings 21, 150	efficiency 45
Liabilities:	financial 23
commitments 68, 150	Re-aged receivables 65
financial liabilities designated at fair value 121	Real estate owned 38
lines of credit 137	Receivables:
long-term debt 67, 119	by category 36, 106
Lease commitments 69, 150	by charge-off (net) 57
Liquidity and capital resources 66	by delinquency 56
Liquidity risk 74	geographic concentration 66
Litigation and regulatory matters 21, 150	held for sale 114
LTV Ratios 37	modified and/or re-aged 61
Loans and advances - see Receivables	nonaccrual 58, 107
Loan impairment charges - see Provision for credit losses	overall review 36
Market risk 76	risk concentration 66
Market turmoil - see Current environment	troubled debt restructures 52, 108
Model risk 81	Reconciliation of Non-U.S. GAAP financial measures to U.S. GAAP financial measures 89
Mortgage Lending products 36, 106	Reconciliation of U.S. GAAP results to Group Reporting Basis 29
Net interest income 38	Regulation 6
New accounting pronouncements adopted 104	Related party transactions 136

HSBC Finance Corporation

Repurchase liability 44	Selected financial data 22
Reputational risk 79	Senior management:
Results of operations 38	biographies 163
Risk committee 165	Sensitivity:
Risk and uncertainties 10	projected net interest income 76
Risk factors 10	Share-based payments:
Risk management:	accounting policy 103
credit 73	Statement of cash flows 96
compliance 78	Statement of changes in shareholders' equity 95
interest rate 76	Statement of comprehensive income (loss) 93
liquidity 74	Statement of income (loss) 92
market 76	Strategic initiatives and focus 27
model 81	Strategic risk 80
operational 77	Surety bond 45, 68, 69, 137, 150
overview 71	Table of contents 2
pension 81	Tangible common equity to tangible assets 67
reputational 79	Tax expense 127
security and fraud 80	Troubled debt restructures 52, 108
strategic 80	Unresolved staff comments 21
Security and fraud risk 80	Variable interest entities 143
Segment results - Group Reporting Basis:
consumer 45, 142
overall summary 45, 142

HSBC Finance Corporation

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 23rd day of February, 2015.

HSBC FINANCE CORPORATION

By:	/s/ KATHRYN G. MADISON
Kathryn G. Madison
Chief Executive Officer
Each person whose signature appears below constitutes and appoints K. P. Pisarczyk as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 23rd day of February, 2015.

Signature	Title

/s/ P. J. BURKE	Chairman and Director
(P. J. Burke)

/s/ P. D. AMEEN	Director
(P. D. Ameen)

/s/ J. A. BADER	Director
(J. A. Bader)

/s/ R. H. COX	Executive Director
(R. H. Cox)

/s/ R. K. HERDMAN	Director
(R. K. Herdman)

/s/ S. MINZBERG	Director
(S. Minzberg)

/s/ T. K. WHITFORD	Director
(T. K. Whitford)

/s/ K. G. MADISON	Chief Executive Officer
(K. G. Madison)	(as Principal Executive Officer)

/s/ M. A. REEVES	Executive Vice President and Chief Financial Officer
(M. A. Reeves)	(as Principal Financial Officer)

/s/ I. T. LERONI	Executive Vice President and Chief Accounting Officer
(I. T. Leroni)	(as Principal Accounting Officer)

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

3(ii)
Bylaws of HSBC Finance Corporation, as Amended and Restated effective April 23, 2014 (incorporated by reference to Exhibit 3.2 to HSBC Finance Corporation's Current Report on Form 8-K filed April 28, 2014).

4.1
Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496.

4.2
Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-120494).

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

4.5
Indenture for Senior Subordinated Debt Securities dated December 17, 2008 between HSBC Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, as amended and supplemented (incorporated by reference to Exhibit 4.2 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-156219 and Exhibit 4.3 to HSBC Finance Corporation’s Current Report on Form 8-K filed December 9, 2010).

4.6
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

4.7
Other instruments defining the rights of holders of long-term debt of HSBC Finance Corporation are not being filed herewith since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of HSBC Finance Corporation on a consolidated basis. HSBC Finance Corporation agrees that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

HSBC Finance Corporation

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss)for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheet as of December 31, 2014 and 2013, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.