Form 10-Q
period 2015-03-31
HSBC Finance Corp
filed 2015-05-05
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-08198
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

As of April 30, 2015, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

PART I

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2015	2014
	(in millions)
Interest income	$432	$506
Interest expense on debt held by:
HSBC affiliates	53	58
Non-affiliates	195	216
Interest expense	248	274
Net interest income	184	232
Provision for credit losses	27	2
Net interest income after provision for credit losses	157	230
Other revenues:
Derivative related expense	(97)	(90)
Gain on debt designated at fair value and related derivatives	59	31
Servicing and other fees from HSBC affiliates	6	8
Lower of amortized cost or fair value adjustment on receivables held for sale	(17)	111
Other income	7	22
Total other revenues	(42)	82
Operating expenses:
Salaries and employee benefits	42	56
Occupancy and equipment expenses, net	8	9
Real estate owned expenses	4	12
Other servicing and administrative expenses	40	80
Support services from HSBC affiliates	54	60
Total operating expenses	148	217
Income (loss) from continuing operations before income tax	(33)	95
Income tax benefit	(28)	(17)
Income (loss) from continuing operations	(5)	112
Discontinued operations (Note 2):
Loss from discontinued operations before income tax	—	(11)
Income tax expense	—	5
Loss from discontinued operations	—	(6)
Net income (loss)	$(5)	$106

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31,	2015	2014
	(in millions)
Net income (loss)	$(5)	$106
Other comprehensive income, net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	11	14
Other comprehensive income, net of tax	11	14
Total comprehensive income	$6	$120

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2015	December 31, 2014
	(in millions, except share data)
Assets
Cash	$147	$157
Interest bearing deposits with banks	2,001	2,000
Securities purchased under agreements to resell	3,327	3,863
Receivables, net (including $2.0 billion and $3.0 billion at March 31, 2015 and December 31, 2014, respectively, collateralizing long-term debt and net of credit loss reserves of $2.1 billion and $2.2 billion at March 31, 2015 and December 31, 2014, respectively)	20,395	21,242
Receivables held for sale	1,097	860
Properties and equipment, net	62	63
Real estate owned	150	159
Deferred income taxes, net	2,462	2,444
Other assets	1,277	1,109
Assets of discontinued operations	21	63
Total assets	$30,939	$31,960
Liabilities
Debt:
Due to affiliates (including $513 million and $512 million at March 31, 2015 and December 31, 2014, respectively, carried at fair value)	$6,945	$6,945
Long-term debt (including $6.4 billion and $6.8 billion at March 31, 2015 and December 31, 2014, respectively, carried at fair value and $1.1 billion and $1.5 billion at March 31, 2015 and December 31, 2014, respectively, collateralized by receivables)	15,407	16,427
Total debt	22,352	23,372
Derivative related liabilities	101	82
Liability for postretirement benefits	220	221
Other liabilities	1,111	1,091
Liabilities of discontinued operations	59	71
Total liabilities	23,843	24,837
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued and outstanding at March 31, 2015 and December 31, 2014)	—	—
Additional paid-in-capital	23,986	23,987
Accumulated deficit	(18,411)	(18,374)
Accumulated other comprehensive loss	(54)	(65)
Total common shareholder’s equity	5,521	5,548
Total shareholders’ equity	7,096	7,123
Total liabilities and shareholders’ equity	$30,939	$31,960

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31,	2015	2014
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,575	$1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in-capital
Balance at beginning of period	23,987	23,968
Employee benefit plans, including transfers and other	(1)	(5)
Balance at end of period	23,986	23,963
Accumulated deficit
Balance at beginning of period	(18,374)	(18,774)
Net income (loss)	(5)	106
Dividends on preferred stock	(32)	(32)
Balance at end of period	(18,411)	(18,700)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(65)	(108)
Other comprehensive income	11	14
Balance at end of period	(54)	(94)
Total common shareholder’s equity at end of period	5,521	5,169
Total shareholders' equity at end of period	$7,096	$6,744

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2015	2014
	(in millions)
Cash flows from operating activities
Net income (loss)	$(5)	$106
Loss from discontinued operations	—	(6)
Income (loss) from continuing operations	(5)	112
Adjustments to reconcile income (loss) to net cash used in operating activities:
Provision for credit losses	27	2
Lower of amortized cost or fair value adjustment on receivables held for sale	17	(111)
Gain on sale of real estate owned, including lower of amortized cost or fair value adjustments	—	(8)
Depreciation and amortization	2	2
Mark-to-market on debt designated at fair value and related derivatives	2	37
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	(447)	(38)
Net change in other assets	(187)	(1)
Net change in other liabilities	20	(25)
Other, net	42	13
Cash used in operating activities – continuing operations	(529)	(17)
Cash provided by (used in) operating activities – discontinued operations	27	(21)
Cash used in operating activities	(502)	(38)

Cash flows from investing activities
Net change in securities purchased under agreements to resell	536	1,698
Net change in interest bearing deposits with banks	(1)	—
Receivables:
Net collections	484	477
Proceeds from sales of real estate owned	48	181
Purchases of properties and equipment	—	(1)
Cash provided by investing activities – continuing operations	1,067	2,355
Cash provided by investing activities – discontinued operations	—	—
Cash provided by investing activities	1,067	2,355

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Three Months Ended March 31,	2015	2014
	(in millions)

Cash flows from financing activities
Debt:
Net change in due to affiliates	—	(1)
Long-term debt retired	(545)	(2,224)
Shareholders’ dividends	(32)	(32)
Cash used in financing activities – continuing operations	(577)	(2,257)
Cash used in financing activities – discontinued operations	—	—
Cash used in financing activities	(577)	(2,257)
Net change in cash	(12)	60
Cash at beginning of period(1)	175	198
Cash at end of period(2)	$163	$258
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$39	$88
Transfer of receivables to held for sale	296	254

(1)	Cash at beginning of period includes $17 million and $23 million for discontinued operations as of January 1, 2015 and 2014, respectively.

(2)	Cash at end of period includes $16 million and $21 million for discontinued operations as of March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	9	Pension and Other Postretirement Benefits	25
2	Discontinued Operations	9	10	Related Party Transactions	25
3	Receivables	10	11	Business Segments	27
4	Credit Loss Reserves	15	12	Variable Interest Entities	29
5	Receivables Held for Sale	17	13	Fair Value Measurements	30
6	Fair Value Option	19	14	Litigation and Regulatory Matters	35
7	Derivative Financial Instruments	21	15	New Accounting Pronouncements	36
8	Accumulated Other Comprehensive Income (Loss)	24

1.	Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC” and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant losses recognized prior to 2013 and the challenges we anticipate with respect to a sustained return to profitability under prevailing and forecasted economic and business conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund continuing operations.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Unless otherwise noted, information included in these notes to the consolidated financial statements relates to continuing operations for all periods presented. See Note 2, "Discontinued Operations," for further details. Interim results should not be considered indicative of results in future periods.

2.	Discontinued Operations

2012 Discontinued Operations:
Commercial In the second quarter of 2012, we began reporting our Commercial business in discontinued operations as there were no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. At March 31, 2015 and December 31, 2014, assets of our Commercial business totaled $21 million and $62 million, respectively. At March 31, 2015, liabilities of our Commercial business totaled $(4) million and related entirely to taxes. There were no liabilities in our Commercial business at December 31, 2014. The following table summarizes the operating results of our discontinued Commercial business for the periods presented:

Three Months Ended March 31,	2015	2014
	(in millions)
Net interest income and other revenues	$7	$2
Income from discontinued operations before income tax	4	1

HSBC Finance Corporation

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
The following table summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

Three Months Ended March 31,	2015	2014
	(in millions)
Net interest income and other revenues	$—	$—
Income (loss) from discontinued operations before income tax(1)	(4)	(12)

(1)
For the three months ended March 31, 2015 and 2014, the amounts include expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One. We expect costs associated with the separation of the credit card operational infrastructure to continue in 2015.

There were no assets in our discontinued Card and Retail Services business at March 31, 2015. At December 31, 2014, assets of our discontinued Card and Retail Services business totaled $1 million. Liabilities of our Card and Retail Services business totaled $63 million and $71 million, at March 31, 2015 and December 31, 2014, respectively, which primarily consists of certain legal accruals.
Through our discontinued Cards and Retail Services business, we previously offered or participated in the marketing, distribution, or servicing of products, such as identity theft protection and credit monitoring products, that were ancillary to the provision of credit to the consumer (enhancement services products). We ceased the marketing, distribution and servicing of these products by May 2012. The offering and administration of these, and other enhancement services products such as debt protection products, has been the subject of enforcement actions against other institutions by regulators, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation. These enforcement actions have resulted in orders to pay restitution to customers and the assessment of penalties in substantial amounts. We have made restitution to certain customers in connection with certain enhancement services products and we continue to cooperate with our regulators in connection with their on-going review. In light of the actions regulators have taken in relation to other credit card issuers regarding their enhancement services products, one or more regulators may order us to pay additional restitution to customers and/or impose civil money penalties or other relief arising from our prior offering and administration of such enhancement services products. In light of the actions taken by regulators with respect to other credit card issuers, our own past remediation, together with consideration of mitigating factors, including any differences between product features offered and actions we have taken as compared to other credit card issuers, the range of reasonably possible losses for any additional remediation, if ordered by our regulators, in excess of our recorded liability, including civil money penalties, is between zero and $0.5 billion at March 31, 2015.

3.	Receivables

Receivables consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Real estate secured:
First lien	$19,308	$20,153
Second lien	2,421	2,517
Total real estate secured receivables	21,729	22,670
Accrued interest income and other	776	789
Credit loss reserve for receivables	(2,110)	(2,217)
Total receivables, net	$20,395	$21,242
Deferred origination fees, net of costs, totaled $154 million and $159 million at March 31, 2015 and December 31, 2014, respectively, and are included in the receivable balance. Net unamortized premium on our receivables totaled $72 million and $76 million at March 31, 2015 and December 31, 2014, respectively, and are also included in the receivable balance.

HSBC Finance Corporation

Collateralized funding transactions  Secured financings previously issued under public trusts with a balance of $1,083 million at March 31, 2015 are secured by $1,984 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $1,489 million at December 31, 2014 were secured by $2,999 million of closed-end real estate secured receivables.
Age Analysis of Past Due Receivables The following tables summarize the past due status of our receivables at March 31, 2015 and December 31, 2014. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the terms of the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-aging.

	Past Due		Total Past Due		Total Receivables(2)
March 31, 2015	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$1,275	$677	$1,952	$17,356	$19,308
Second lien	130	88	218	2,203	2,421
Total real estate secured receivables	$1,405	$765	$2,170	$19,559	$21,729

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2014	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$1,572	$902	$2,474	$17,679	$20,153
Second lien	165	100	265	2,252	2,517
Total real estate secured receivables	$1,737	$1,002	$2,739	$19,931	$22,670

(1)	Receivables less than 30 days past due are presented as current.

(2)
The receivable balances included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies and includes certain basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. However, these basis adjustments on the loans are excluded in other presentations of dollars of two-months-and-over contractual delinquency, nonaccrual receivable and nonperforming receivable account balances.

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

	March 31, 2015	December 31, 2014
	(in millions)
Nonaccrual receivable portfolios(1):
Real estate secured(2)	$778	$1,024
Receivables held for sale(3)	647	509
Total nonaccrual receivables(4)	$1,425	$1,533

(1)
The receivable balances included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(2)
At March 31, 2015 and December 31, 2014, nonaccrual real estate secured receivables held for investment include $298 million and $417 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

HSBC Finance Corporation

(3)
For a discussion of the movements between the components of nonaccrual receivables, see Note 5, "Receivables Held for Sale," which includes discussion of the formal program introduced in the second quarter of 2013 to transfer receivables (meeting pre-determined criteria) to held for sale when the receivable is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies.

(4)
Nonaccrual receivables do not include receivables totaling $682 million and $627 million at March 31, 2015 and December 31, 2014, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

The following table provides additional information on our total nonaccrual receivables:

Three Months Ended March 31,	2015	2014
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$39	$93
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period	5	8
Troubled Debt Restructurings  We report as trouble debt restructurings ("TDR Loans") substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods. Additionally, we report as TDR Loans all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification. TDR Loans also include receivables discharged under Chapter 7 bankruptcy and not re-affirmed. TDR Loans are considered to be impaired loans. The TDR Loan balances in the tables below reflect the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. Additionally, the carrying amount of TDR Loans classified as held for sale has been reduced by both the lower of amortized cost or fair value adjustment as well as the credit loss reserves associated with these receivables prior to the transfer.
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
The following table presents information about receivables and receivables held for sale which as a result of any account management action taken during the three months ended March 31, 2015 and 2014 became classified as TDR Loans.

Three Months Ended March 31,	2015	2014
	(in millions)
Real estate secured:
First lien	$125	$225
Second lien	16	28
Real estate secured receivables held for sale	10	19
Total(1)	$151	$272

HSBC Finance Corporation

(1)	The following table summarizes the actions taken during the three months ended March 31, 2015 and 2014 which resulted in the above receivables being classified as a TDR Loan.

Three Months Ended March 31,	2015	2014
	(in millions)
Modifications, primarily interest rate modifications	$60	$84
Re-age of past due account	91	188
Total	$151	$272
Receivables and receivables held for sale reported as TDR Loans consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
TDR Loans:(1)(2)
Real estate secured:
First lien(4)	$9,315	$9,630
Second lien(4)	886	915
Real estate secured receivables held for sale(3)	831	650
Total real estate secured TDR Loans	$11,032	$11,195

Credit loss reserves for TDR Loans:(5)
Real estate secured:
First lien	$1,679	$1,738
Second lien	218	244
Total credit loss reserves for real estate secured TDR Loans(3)	$1,897	$1,982

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

(2)	The following table reflects the unpaid principal balance of TDR Loans:

	March 31, 2015	December 31, 2014
	(in millions)
Real estate secured:
First lien	$9,552	$9,931
Second lien	1,014	1,050
Real estate secured receivables held for sale	1,289	1,004
Total real estate secured TDR Loans	$11,855	$11,985
At March 31, 2015 and December 31, 2014, the unpaid principal balances reflected above include $624 million and $549 million, respectively, which have received a reduction in the unpaid principal balance as part of an account management action.

(3)	There are no credit loss reserves associated with receivables classified as held for sale as they are carried at the lower of amortized cost or fair value.

(4)
At March 31, 2015 and December 31, 2014, TDR Loans held for investment totaling $399 million and $517 million, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	Included in credit loss reserves.

HSBC Finance Corporation

The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the three months ended March 31, 2015 and 2014.

Three Months Ended March 31,	2015	2014
	(in millions)
Real estate secured:
First lien	$55	$142
Second lien	9	17
Real estate secured receivables held for sale	2	16
Total	$66	$175
The following table provides additional information relating to TDR Loans, including TDR Loans held for sale:

Three Months Ended March 31,	2015	2014
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$10,207	$11,990
Second lien	900	1,035
Total average balance of TDR Loans	$11,107	$13,025
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$180	$206
Second lien	22	25
Total interest income recognized on TDR Loans	$202	$231
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
Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

	March 31, 2015		December 31, 2014
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured receivables(1):
First lien	$1,063	5.51%	$1,388	6.89%
Second lien	131	5.41	154	6.12
Real estate secured receivables held for sale	673	61.35	530	61.63
Total real estate secured receivables(2)	$1,867	8.18%	$2,072	8.81%

(1)
The receivable balances included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(2)	At March 31, 2015 and December 31, 2014, total real estate secured receivables includes $762 million and $745 million, respectively, that are in the process of foreclosure.

HSBC Finance Corporation

Nonperforming The following table summarizes the status of receivables and receivables held for sale:

	Accruing Loans	Nonaccrual Loans(4)	Total
	(in millions)
At March 31, 2015(1)
Real estate secured(2)(3)	$20,951	$778	$21,729
Real estate secured receivables held for sale	450	647	1,097
Total	$21,401	$1,425	$22,826
At December 31, 2014(1)
Real estate secured(2)(3)	$21,646	$1,024	$22,670
Real estate secured receivables held for sale	351	509	860
Total	$21,997	$1,533	$23,530

(1)
The receivable balances included in this table reflect the current carrying amount of the loan excluding certain basis adjustments to the loan such as deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased receivables.

(2)
At March 31, 2015 and December 31, 2014, nonaccrual real estate secured receivables held for investment include $298 million and $417 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
At March 31, 2015 and December 31, 2014, nonaccrual real estate secured receivables held for investment include $571 million and $739 million, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

(4)
Nonaccrual loans do not include receivables totaling $682 million and $627 million at March 31, 2015 and December 31, 2014, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

Troubled debt restructurings  See discussion of TDR Loans above for further details on this credit quality indicator.

4.	Credit Loss Reserves

The following table summarizes the changes in credit loss reserves by product and the related receivable balance by product during the three months ended March 31, 2015 and 2014:

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Three Months Ended March 31, 2015:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$1,898	$319	$—	$2,217
Provision for credit losses(1)	37	(10)	—	27
Net charge-offs:
Charge-offs(2)	(108)	(39)	—	(147)
Recoveries	12	1	—	13
Total net charge-offs	(96)	(38)	—	(134)
Credit loss reserve balance at end of period	$1,839	$271	$—	$2,110
Reserve components:
Collectively evaluated for impairment	$154	$53	$—	$207
Individually evaluated for impairment(3)	1,657	218	—	1,875
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	27	—	—	27
Receivables acquired with deteriorated credit quality	1	—	—	1
Total credit loss reserves	$1,839	$271	$—	$2,110
Receivables:
Collectively evaluated for impairment	$9,863	$1,524	$—	$11,387
Individually evaluated for impairment(3)	8,936	866	—	9,802
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	500	29	—	529
Receivables acquired with deteriorated credit quality	9	2	—	11
Total receivables	$19,308	$2,421	$—	$21,729

Three Months Ended March 31, 2014:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$2,777	$496	$—	$3,273
Provision for credit losses	(24)	30	(4)	2
Net charge-offs:
Charge-offs(2)	(248)	(63)	—	(311)
Recoveries	21	8	4	33
Total net charge-offs	(227)	(55)	4	(278)
Credit loss reserve balance at end of period	$2,526	$471	$—	$2,997
Reserve components:
Collectively evaluated for impairment	$414	$125	$—	$539
Individually evaluated for impairment(3)	2,060	345	—	2,405
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	51	1	—	52
Receivables acquired with deteriorated credit quality	1	—	—	1
Total credit loss reserves	$2,526	$471	$—	$2,997
Receivables:
Collectively evaluated for impairment	$11,924	$1,850	$—	$13,774
Individually evaluated for impairment(3)	9,789	978	—	10,767
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	876	51	—	927
Receivables acquired with deteriorated credit quality	10	3	—	13
Total receivables	$22,599	$2,882	$—	$25,481

HSBC Finance Corporation

(1)
The provision for credit losses for real estate secured receivables during the first quarter of 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the three months ended March 31, 2015 and 2014 that were carried at the lower of amortized cost or fair value of the collateral less cost to sell. Accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $15 million and $20 million during the three months ended March 31, 2015 and 2014, respectively.

(3)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $399 million and $637 million at March 31, 2015 and 2014, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $22 million and $39 million at March 31, 2015 and 2014, respectively. These receivables and credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

5.	Receivables Held for Sale

Real Estate Secured Receivables Real estate secured receivables held for sale which are carried at the lower of amortized cost or fair value totaled $1,097 million and $860 million at March 31, 2015 and December 31, 2014, respectively.
As discussed in prior filings, during the second quarter of 2013, we adopted a formal program to initiate sale activities for first lien real estate secured receivables in our held for investment portfolio when a receivable meets pre-determined criteria and is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the three months ended March 31, 2015 and 2014, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $431 million and $439 million, respectively, at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $311 million and $342 million for the three months ended March 31, 2015 and 2014, respectively. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor would incorporate a number of assumptions in predicting future cash flows, such as differences in overall cost of capital assumptions, which may result in a lower estimate of fair value for the cash flows associated with the receivables. For the three months ended March 31, 2015, no initial lower of amortized cost or fair value adjustment was required for these receivables transferred to held for sale as the fair value of the receivables at the time of transfer exceeded the carrying value after consideration of credit loss reserves associated with these receivables. During the three months ended March 31, 2014 we recorded as a component of total other revenues in the consolidated statement of income, a lower of amortized cost or fair value adjustment of $60 million associated with the newly transferred loans, all of which was attributable to non-credit related factors as these receivables were already carried at the lower of amortized cost or fair value of the collateral less cost to sell.
Historically, receivables held for sale have been sold to investors or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables have been classified as real estate owned ("REO") and sold. As we continue to work with borrowers, we have also historically agreed to short sales whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. Accordingly, based on the projected timing of loan sales and the expected flow of foreclosure volume into REO or settled through a short sale, a portion of the real estate secured receivables classified as held for sale will ultimately become REO or settled through a short sale. As a result, a portion of the fair value adjustment on receivables held for sale may be reversed in earnings over time. This estimate of fair value is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity. The following table summarizes the activity of real estate secured receivables either transferred to REO or the underlying collateral sold in a short sale during the three months ended March 31, 2015 and 2014.

Three Months Ended March 31,	2015	2014
	(in millions)
Carrying value of real estate secured receivables:
Transferred to REO after obtaining title to the underlying collateral	$24	$70
Underlying collateral sold in a short sale	11	11
Impact to lower of amortized cost or fair value adjustment previously recorded resulting from the transfer to REO or short sales:
Transferred to REO after obtaining title to the underlying collateral	—	4
Underlying collateral sold in a short sale	1	1

HSBC Finance Corporation

Receivable Held for Sale Activity During the Period The following table summarizes the activity in receivables held for sale during the three months ended March 31, 2015 and 2014:

Receivables Held for Sale
(in millions)
Three Months Ended March 31, 2015:
Real estate secured receivables held for sale at beginning of period	$860
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(17)
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(35)
Change in real estate secured receivable balance, including collections	(7)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(2)	296
Real estate secured receivables held for sale at end of period(3)	$1,097
Three Months Ended March 31, 2014:
Real estate secured receivables held for sale at beginning of period	$2,047
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	171
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(81)
Change in real estate secured receivable balance, including collections	29
Transfer of real estate secured receivables into held for investment at the lower of amortized cost or fair value(1)	(8)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(2)	262
Real estate secured receivables held for sale at end of period(3)	$2,420

(1)
During the three months ended March 31, 2014, we identified a small number of receivables held for sale which did not meet our criteria to be classified as held for sale. As a result we transferred these receivables to held for investment at the lower of amortized cost or fair value.

(2)
For the three months ended March 31, 2015, no initial lower of amortized cost or fair value adjustment was required for the receivables transferred to held for sale as the fair value of these receivables at the time of transfer exceeded the carrying value after consideration of credit loss reserves associated with these receivables. The initial lower of amortized cost or fair value adjustment on receivables transferred into held for sale during the three months ended March 31, 2014, totaled $60 million.

(3)
The following table provides a rollforward of our valuation allowance for the three months ended March 31, 2015 and 2014. At March 31, 2015, the valuation allowance is zero as the fair value of the pool of receivables held for sale at March 31, 2015 exceeds the carrying value as these receivables are carried at the lower of amortized cost or fair value. See Note 13, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

Three Months Ended March 31,	2015	2014
	(in millions)
Balance at beginning of period	$—	$329
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	—	60
Increase in (release of) valuation allowance resulting from changes in fair value	17	(171)
Valuation allowance on real estate secured receivables transferred to held for investment	—	(4)
Change in valuation allowance for collections, charged-off, transferred to REO or short sale	(17)	(49)
Balance at end of period	$—	$165

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment recorded in other revenues during the three months ended March 31, 2015 and 2014:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
	Fair Value	REO	Short Sales	Total
	(in millions)
(Income)/Expense:
Three Months Ended March 31, 2015:
Initial lower of amortized cost or fair value adjustment	$—	$—	$—	$—
Subsequent to initial transfer to held for sale	16	—	1	17
Lower of amortized cost or fair value adjustment recorded through other revenues(1)	$16	$—	$1	$17

Three Months Ended March 31, 2014:
Initial lower of amortized cost or fair value adjustment	$60	$—	$—	$60
Subsequent to initial transfer to held for sale	(176)	4	1	(171)
Lower of amortized cost or fair value adjustment recorded through other revenues(1)	$(116)	$4	$1	$(111)

(1)	During three months ended March 31, 2015 and 2014, no lower of amortized cost or fair value adjustment was recorded as a provision for credit losses.
During the three months ended March 31, 2015, we recorded $16 million of additional lower of amortized cost or fair value adjustment on receivables held for sale as a result of a change in the estimated pricing on a specific pool of loans currently being marketed.
During the three months ended March 31, 2014, we reversed $176 million of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the relative fair value of the real estate secured receivables held for sale as conditions in the housing industry showed improvement during the first quarter of 2014 due to modest improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.
See Note 13, "Fair Value Measurements," for information concerning the fair value of receivables held for sale.

6.	Fair Value Option

We have elected to apply fair value option ("FVO") reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. The following table summarizes fixed rate debt issuances accounted for under FVO:

	March 31, 2015	December 31, 2014
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$6,396	$6,762
Due to affiliates	513	512
Total fixed rate debt accounted for under FVO	$6,909	$7,274

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$6,598	$6,888

Fixed rate long-term debt not accounted for under FVO	$5,607	$5,863

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $436 million at March 31, 2015 and decreased the debt balance by $146 million at December 31, 2014.

HSBC Finance Corporation

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. See Note 13, "Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.
The following table summarizes the components of the gain on debt designated at fair value and related derivatives for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,	2015	2014
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$49	$36
Credit risk component	26	(16)
Total mark-to-market on debt designated at fair value	75	20
Mark-to-market on the related derivatives(1)(2)	(77)	(57)
Net realized gains on the related derivatives(1)	61	68
Gain on debt designated at fair value and related derivatives	$59	$31

(1)
The derivatives associated with debt designated at fair value are economic hedges but do not qualify for hedge accounting. See Note 7, "Derivative Financial Instruments," for additional discussion of these non-qualifying hedges.

(2)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related expense associated with debt designated at fair value was a gain of $291 million and a loss of $2 million during the three months ended March 31, 2015 and 2014, respectively. Offsetting gains (losses) recorded in derivative related expense associated with the related derivatives was a loss of $291 million and a gain of $2 million during the three months ended March 31, 2015 and 2014, respectively.

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of our interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $311 million and $386 million at March 31, 2015 and December 31, 2014, respectively.
The change in the fair value of the debt and the change in value of the related derivatives during the three months ended March 31, 2015 and 2014 reflects the following:

•
Interest rate curve – During the three months ended March 31, 2015 and 2014, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•	Credit – Our secondary market credit spreads widened during the first quarter of 2015 as compared with a tightening of our secondary market credit spreads during the first quarter of 2014.

HSBC Finance Corporation

7.	Derivative Financial Instruments

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
Interest rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. The majority of our interest rate swaps are used to manage our exposure to changes in interest rates by converting floating rate debt to fixed rate or by converting fixed rate debt to floating rate. We have also entered into currency swaps to convert both principal and interest payments on debt issued in one currency to the appropriate functional currency.
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
At both March 31, 2015 and December 31, 2014, all of our existing derivative contracts are with HSBC Bank USA, making them our sole counterparty in derivative transactions. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with the affiliate

HSBC Finance Corporation

counterparty requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with the affiliate counterparty required us to provide collateral to the affiliate of $728 million at March 31, 2015 and $213 million at December 31, 2014, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as derivative financial assets or derivative related liabilities which are included as a component of other assets and other liabilities, respectively. At March 31, 2015 and December 31, 2014, we had derivative contracts with a notional amount of $14.0 billion and $14.0 billion, respectively, all of which is outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.
The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of our exposure. The table below presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated balance sheet.

	March 31, 2015		December 31, 2014
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges
Interest rate swaps	$4	$(61)	$7	$(74)
Currency swaps	114	(258)	97	(133)
Cash flow hedges	118	(319)	104	(207)

Non-qualifying hedge activities
Derivatives not designated as hedging instruments
Interest rate swaps	23	(450)	20	(379)
Derivatives not designated as hedging instruments	23	(450)	20	(379)

Derivatives associated with debt carried at fair value
Interest rate swaps	79	—	117	—
Currency swaps	14	(294)	50	—
Derivatives associated with debt carried at fair value	93	(294)	167	—
Total derivatives	234	(1,063)	291	(586)
Less: Gross amounts offset in the balance sheet(2)	234	(962)	291	(504)
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$(101)	$—	$(82)

(1)	All of our derivatives are bilateral over-the-counter ("OTC") derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral paid of $728 million at March 31, 2015 and $213 million at December 31, 2014. At March 31, 2015 and December 31, 2014, we did not have any financial instrument collateral received/posted.

(3)	At March 31, 2015 and December 31, 2014, we had not received any cash or financial instruments not subject to an enforceable master netting agreement.
Fair Value Hedges  At March 31, 2015 and December 31, 2014 we do not have any active fair value hedges. We recorded fair value adjustments to the carrying value of our debt for fair value hedges which decreased the debt balance by $11 million at March 31, 2015 and $8 million at December 31, 2014.
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive

HSBC Finance Corporation

income (loss) (“OCI”) net of tax and totaled losses of $41 million and $52 million at March 31, 2015 and December 31, 2014, respectively. We expect $48 million ($30 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings.
The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2015	2014		2015	2014		2015	2014
	(in millions)
Three Months Ended March 31,
Interest rate swaps	$9	$13	Interest expense	$—	$—	Derivative related expense	$—	$—
Currency swaps	5	4	Interest expense	(3)	(3)	Derivative related expense	(2)	5
Total	$14	$17		$(3)	$(3)		$(2)	$5
Non-Qualifying Hedging Activities  We have entered into interest rate swaps which are not designated as hedges under derivative accounting principles. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets.
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended March 31,
		2015	2014
		(in millions)
Interest rate contracts	Derivative related expense	$(95)	$(95)
Total		$(95)	$(95)
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
The following table provides the gain or loss recorded on the derivatives related to fair value option debt primarily due to changes in interest rates. See Note 6, “Fair Value Option,” for further discussion.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended March 31,
		2015	2014
		(in millions)
Interest rate contracts	Gain on debt designated at fair value and related derivatives	$2	$3
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	(18)	8
Total		$(16)	$11

HSBC Finance Corporation

Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	March 31, 2015	December 31, 2014
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$1,959	$1,959
Currency swaps	2,248	2,248
	4,207	4,207
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	3,199	3,199
	3,199	3,199
Derivatives associated with debt carried at fair value:
Interest rate swaps	3,682	3,682
Currency swaps	2,892	2,892
	6,574	6,574
Total	$13,980	$13,980

8.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

Three Months Ended March 31,	2015	2014
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(52)	$(97)
Other comprehensive income for period:
Net gains arising during period, net of tax of $5 million and $5 million, respectively	9	12
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $1 million, respectively(1)	2	2
Total other comprehensive income for period	11	14
Balance at end of period	(41)	(83)
Pension and postretirement benefit plan liability:
Balance beginning and end of period	(13)	(11)
Total accumulated other comprehensive loss at end of period	$(54)	$(94)

(1)
The amounts reclassified during the three months ended March 31, 2015 and 2014 relate to interest rate and currency swaps and are included as a component of interest expense in our consolidated statement of income.

HSBC Finance Corporation

9.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plan The components of pension expense for the defined benefit pension plan recorded in our consolidated statement of income and shown in the table below reflect the portion of pension expense of the combined HSBC North America Pension Plan (either the "HSBC North America Pension Plan" or the "Plan") which has been allocated to us.

Three Months Ended March 31,	2015	2014
	(in millions)
Service cost – benefits earned during the period	$1	$1
Interest cost on projected benefit obligation	12	13
Expected return on assets	(16)	(14)
Amortization of net actuarial loss	7	6
Pension expense	$4	$6
During the first quarter of 2015, HSBC North America made an additional contribution of $46 million to the Plan.
Postretirement Plans Other Than Pensions The components of our net postretirement benefit cost are as follows:

Three Months Ended March 31,	2015	2014
	(in millions)
Interest cost	$1	$2
Net periodic postretirement benefit cost	$1	$2

10.	Related Party Transactions

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

	March 31, 2015	December 31, 2014
	(in millions)
Assets:
Cash	$146	$157
Interest bearing deposits with banks	2,001	2,000
Securities purchased under agreements to resell(1)	3,327	3,863
Other assets	239	102
Total assets	$5,713	$6,122
Liabilities:
Due to affiliates(2)	$6,945	$6,945
Other liabilities	38	84
Total liabilities	$6,983	$7,029

(1)
Securities under an agreement to resell are purchased from HSBC Securities (USA) Inc. and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances as well as HSBC's ownership of our subordinated debt and excludes preferred stock.

HSBC Finance Corporation

Three Months Ended March 31,	2015	2014
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$2	$1
Interest expense paid to HSBC affiliates(1)	(77)	(80)
Net interest income (expense)	$(75)	$(79)
Gain (loss) on FVO debt with affiliate	$—	$(8)
Servicing and other fees from HSBC affiliates	6	8
Support services from HSBC affiliates	(54)	(60)
Stock based compensation expense with HSBC(2)	(1)	(1)

(1)
Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management hedges related to non-affiliated debt.

(2)
Employees participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in Salary and employee benefits in our consolidated statement of income. Employees also participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America which are discussed in Note 9, “Pension and Other Postretirement Benefits.”

Funding Arrangements with HSBC Affiliates:
Beginning in the first quarter of 2012, all of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are now sourced primarily through HSBC USA. Due to affiliates consists of the following:

	March 31, 2015	December 31, 2014
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$2,500	$2,500
HSBC USA Inc.	3,012	3,012
HSBC Holdings plc (includes $513 million and $512 million at March 31, 2015 and December 31, 2014 carried at fair value, respectively)	833	833
HSBC North America Holdings Inc.	600	600
Due to affiliates	$6,945	$6,945
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries - We have various debt agreements with maturities between 2015 and 2016.
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement with HSBC USA, which expires during the fourth quarter of 2015. The credit agreement allows for borrowings with maturities of up to 5 years. At both March 31, 2015 and December 31, 2014, $3,012 million was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion which matures in 2021. Of this amount, HSBC Holdings plc holds $833 million.
HSBC North America Holdings Inc. - We have a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either March 31, 2015 or December 31, 2014:

•	$1.0 billion committed revolving credit facility with HSBC USA. This credit facility expires in May 2017; and

•	$455 million, 364-day uncommitted revolving credit facility with HSBC North America.
In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment in the Jaffe litigation pending the outcome of our appeal. This surety bond has been guaranteed by HSBC North America and we pay HSBC North America an annual fee for providing the guarantee which is included as a component of interest expense. Guarantee fees during the three months ended March 31, 2015 and 2014 totaled $2 million and $1 million, respectively.

HSBC Finance Corporation

As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our sole counterparty in derivative transactions. The notional amount of derivative contracts outstanding with HSBC Bank USA totaled $14.0 billion and $14.0 billion at March 31, 2015 and December 31, 2014, respectively. When the fair value of our agreements with the affiliate counterparty requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with HSBC Bank USA required us to provide collateral to HSBC Bank USA of $728 million at March 31, 2015 and $213 million at December 31, 2014, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement. See Note 7, “Derivative Financial Instruments,” for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, during the fourth quarter of 2010, we issued 1,000 shares of Series C Preferred Stock to HSBC Investments (North America) Inc. for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $22 million and $22 million during the three months ended March 13, 2015 and 2014, respectively.
Additionally, at March 31, 2015 and December 31, 2014, we had a deposit totaling $2,001 million and $2,000 million, respectively, with HSBC Bank USA at current market rates. Interest income earned on this deposit is included in interest income from HSBC affiliates in the table above and was insignificant during the three months ended March 31, 2015. As the deposit was originally made during December 2014, there was no interest income during the three months ended March 31, 2014.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $804 million and $837 million at March 31, 2015 and December 31, 2014, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

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

•	Banking services and other miscellaneous services are provided by other subsidiaries of HSBC, including HSBC Bank USA, which are included in Support services from HSBC affiliates.

11.	Business Segments

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. While these businesses are operating in run-off, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our 2014 Form 10-K.
Our segment results are presented in accordance with HSBC Group's accounting and reporting policies (the "Group Reporting Basis"), which apply IFRS and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are primarily made on this basis. However, we continue to monitor liquidity, capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.

HSBC Finance Corporation

We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2015, we will evaluate any impact such changes may have on our segment reporting.
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results are presented in Note 18, "Business Segments," in our 2014 Form 10-K. There have been no significant changes since December 31, 2014 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
The following table reconciles our segment results on the Group Reporting Basis to the U.S. GAAP consolidated totals:

	Group Reporting Basis Consumer Segment Totals	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2015:
Net interest income	$281	$(40)	$(57)	$184
Other operating income (Total other revenues)	(78)	(21)	57	(42)
Total operating income (loss)	203	(61)	—	142
Loan impairment charges (Provision for credit losses)	21	6	—	27
Net interest income and other operating income less loan impairment charges	182	(67)	—	115
Operating expenses	148	—	—	148
Profit (loss) before tax	$34	$(67)	$—	$(33)
Balances at end of period:
Customer loans (Receivables)	$22,492	$(735)	$(28)	$21,729
Assets	32,428	(1,510)	—	30,918

Three Months Ended March 31, 2014:
Net interest income	$372	$(75)	$(65)	$232
Other operating income (Total other revenues)	(84)	105	61	82
Total operating income (loss)	288	30	(4)	314
Loan impairment charges (Provision for credit losses)	118	(116)	—	2
Net interest income and other operating income less loan impairment charges	170	146	(4)	312
Operating expenses	216	5	(4)	217
Profit (loss) before tax	$(46)	$141	$—	$95
Balances at end of period:
Customer loans (Receivables)	$27,283	$(1,770)	$(32)	$25,481
Assets	37,152	(1,639)	—	35,513

(1)	Group Reporting Basis Adjustments consist of accounting differences between U.S. GAAP and the Group Reporting Basis which have been described in Note 18, "Business Segments," in the 2014 Form 10-K.

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and the Group Reporting Basis.

HSBC Finance Corporation

12.	Variable Interest Entities

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
The assets and liabilities of these consolidated secured financing VIEs consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$9	$—	$2	$—
Receivables, net:
Real estate secured receivables	1,984	—	2,999	—
Accrued interest income and other	72	—	133	—
Credit loss reserves	(203)	—	(337)	—
Receivables, net	1,853	—	2,795	—
Other liabilities	—	(25)	—	(35)
Long-term debt	—	1,083	—	1,489
Total	$1,862	$1,058	$2,797	$1,454
The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
Unconsolidated VIEs We do not have any unconsolidated VIEs.

HSBC Finance Corporation

13.	Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focus on an exit price that would be received to sell an asset or paid to transfer a liability in the principal market (or in the absence of the principal market, the most advantageous market) accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). Where required by the applicable accounting standards, assets and liabilities are measured at fair value using the “highest and best use” valuation premise. Fair value measurement guidance clarifies that financial instruments do not have alternative use and, as such, the fair value of financial instruments should be determined using an “in-exchange” valuation premise. Although the fair value measurement literature provides a valuation exception and permits an entity to measure the fair value of a group of financial assets and financial liabilities with offsetting credit risk and/or market risks based on the exit price it would receive or pay to transfer the net risk exposure of a group of assets or liabilities if certain conditions are met, we have not elected to make fair value adjustments to a group of derivative instruments with offsetting credit and market risks.
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
Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$147	$147	$147	$—	$—
Interest bearing deposits with banks	2,001	2,001	2,001	—	—
Securities purchased under agreements to resell	3,327	3,327	—	3,327	—
Real estate secured receivables(1):
First lien	18,159	16,868	—	—	16,868
Second lien	2,236	1,322	—	—	1,322
Total real estate secured receivables	20,395	18,190	—	—	18,190
Real estate secured receivables held for sale	1,097	1,171	—	352	819
Due from affiliates	239	239	—	239	—
Financial liabilities:
Due to affiliates carried at fair value	513	513	—	513	—
Due to affiliates not carried at fair value	6,432	6,767	—	6,767	—
Long-term debt carried at fair value	6,396	6,396	—	6,396	—
Long-term debt not carried at fair value	9,011	9,556	—	8,512	1,044

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$157	$157	$157	$—	$—
Interest bearing deposits with banks	2,000	2,000	2,000	—	—
Securities purchased under agreements to resell	3,863	3,863	—	3,863	—
Real estate secured receivables(1):
First lien	18,943	16,878	—	—	16,878
Second lien	2,299	1,246	—	—	1,246
Total real estate secured receivables	21,242	18,124	—	—	18,124
Real estate secured receivables held for sale	860	937	—	—	937
Due from affiliates	102	102	—	102	—
Financial liabilities:
Due to affiliates carried at fair value	512	512	—	512	—
Due to affiliates not carried at fair value	6,433	6,723	—	6,723	—
Long-term debt carried at fair value	6,762	6,762	—	6,762	—
Long-term debt not carried at fair value	9,665	10,233	—	8,779	1,454

(1)
The receivable balances included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies and includes certain basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. However, these basis adjustments on the loans are excluded in other presentations of dollars of two-months-and-over contractual delinquency, nonaccrual receivable and nonperforming receivable account balances.

HSBC Finance Corporation

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2015 and December 31, 2014 reflect these market conditions. The increase in the relative fair value of real estate secured receivables since December 31, 2014 reflects the conditions in the housing industry which have continued to show improvement in the first quarter of 2015 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables. These factors have also resulted in the fair value of receivables held for sale at March 31, 2015 exceeding the carrying value as these receivables are carried at the lower of amortized cost or fair value.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
March 31, 2015:
Derivative financial assets:
Interest rate swaps	$—	$106	$—	$—	$106
Currency swaps	—	127	—	—	127
Derivative netting	—	—	—	(233)	(233)
Total derivative financial assets	—	233	—	(233)	—
Total assets	$—	$233	$—	$(233)	$—
Due to affiliates carried at fair value	$—	$(513)	$—	$—	$(513)
Long-term debt carried at fair value	—	(6,396)	—	—	(6,396)
Derivative related liabilities:
Interest rate swaps	—	(511)	—	—	(511)
Currency swaps	—	(551)	—	—	(551)
Derivative netting	—	—	—	961	961
Total derivative related liabilities	—	(1,062)	—	961	(101)
Total liabilities	$—	$(7,971)	$—	$961	$(7,010)
December 31, 2014:
Derivative financial assets:
Interest rate swaps	$—	$144	$—	$—	$144
Currency swaps	—	147	—	—	147
Derivative netting	—	—	—	(291)	(291)
Total derivative financial assets	—	291	—	(291)	—
Total assets	$—	$291	$—	$(291)	$—
Due to affiliates carried at fair value	$—	$(512)	$—	$—	$(512)
Long-term debt carried at fair value	—	(6,762)	—	—	(6,762)
Derivative related liabilities:
Interest rate swaps	—	(453)	—	—	(453)
Currency swaps	—	(133)	—	—	(133)
Derivative netting	—	—	—	504	504
Total derivative related liabilities	—	(586)	—	504	(82)
Total liabilities	$—	$(7,860)	$—	$504	$(7,356)

HSBC Finance Corporation

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015 and 2014.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Non-Recurring Fair Value Measurements as of March 31, 2015				Total Gains (Losses) for the Three Months Ended March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$333	$764	$1,097	$(17)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	529	—	529	(72)
Real estate owned(2)	—	186	—	186	(4)
Total assets at fair value on a non-recurring basis	$—	$1,048	$764	$1,812	$(93)

	Non-Recurring Fair Value Measurements as of March 31, 2014				Total Gains (Losses) for the Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$902	$1,518	$2,420	$111
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	927	—	927	(163)
Real estate owned(2)	—	288	—	288	(20)
Total assets at fair value on a non-recurring basis	$—	$2,117	$1,518	$3,635	$(72)

(1)	Total gains (losses) for the three months ended March 31, 2015 and 2014 include amounts recorded on receivables that were subsequently transferred to held for sale.

(2)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of March 31, 2015 and December 31, 2014:

	Fair Value				Range of Inputs
Financial Instrument Type	Mar. 31, 2015	Dec. 31, 2014	Valuation Technique	Significant Unobservable Inputs	March 31, 2015			December 31, 2014
	(in millions)
Receivables held for sale carried at the lower of amortized cost or fair value:
Real estate secured	$764	$860	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	81%	0%	-	79%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	8%	4%	-	8%

HSBC Finance Corporation

(1)
The majority of the real estate secured receivables held for sale consider collateral value, among other items, in determining fair value. Collateral values are based on the most recently available broker's price opinion. The weighted average collateral loss severity based solely on consideration of collateral value was 18 percent and 18 percent at March 31, 2015 and December 31, 2014, respectively. In the current market conditions, investors also take into consideration the fact that the most recently available broker's price opinion may not capture all of the home price appreciation due to the timing of the receipt of the opinion.

Valuation Techniques  The following summarizes the valuation methodologies used for assets and liabilities recorded at fair value on both a recurring and non-recurring basis and for estimating fair value for financial instruments not recorded at fair value but for which fair value disclosures are required.
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

14.	Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 22, "Litigation and Regulatory Matters," in our 2014 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2014 Form 10-K are reported herein.
In addition to the matters described below, and in our 2014 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period. We currently are subject to a partial final judgment entered in October 2013 in the Securities Litigation (Jaffe v. Household International, Inc., et al. (N.D. Ill. No. 02 C5893)) in the amount of approximately $2.5 billion, which includes pre-judgment interest at the Prime Rate. Claims totaling approximately $625 million, prior to the imposition of pre-judgment interest, also remain pending that are still subject to objections not ruled on by the district court. Although the partial final judgment is on appeal, if the Appeals Court rejects or only partially accepts our arguments, the amount of damages in the action, based upon that partial final judgment, and other pending claims and the application of pre-judgment interest on those pending claims, may lie in the range from a relatively insignificant amount to an amount up to or exceeding $3.6 billion. There is no date certain for when a decision will be issued. A decision could be issued at any time. We continue to maintain a reserve for this matter in an amount that represents management's current estimate of probable loss.
Litigation - Continuing Operations
Lender- Placed Insurance Matters In April 2015, the court granted preliminary approval of the settlement reached by the parties in the Weller, et al. v. HSBC Mortgage Services, Inc., et al. (D. Col. No. 13-CV-00185) putative class action regarding lender placed flood insurance. Under the agreement, HSBC agreed to pay $1.8 million inclusive of claims, attorneys’ fees and administrative costs. The court has scheduled a final settlement approval hearing for October 2015.
Residential Funding Litigation In December 2013, Residential Funding Company, LLC (“RFC”) filed an action against Decision One Mortgage Company LLC (“Decision One”) in Minnesota state court relating to alleged losses RFC suffered as a result of its purchase of approximately 16,000 mortgage loans from Decision One from 2000 to 2007. The action subsequently was removed to the U.S. District Court for the District of Minnesota. RFC alleges claims for breach of contract for alleged breach of representations and warranties concerning the quality and characteristics of the mortgage loans and contractual indemnification for alleged losses incurred by RFC arising out of purported defects in loans that RFC purchased from Decision One and subsequently sold to third parties via whole loans or securitizations. This action is at a very early stage.
Benchmark Rate Litigation The court held a hearing on the motion to dismiss in the first quarter of 2015. We await a decision from the court.

HSBC Finance Corporation

Litigation - Discontinued Operations
Credit Card Litigation  In the Speedy Stop Food Stores LLC v. Visa Inc. (Tex. Dist. Ct., Victoria City, No. 13-10-75377-A) case, the court granted plaintiff's motion for partial summary judgment on the issue of whether plaintiff has antitrust standing and denied defendants' motion for partial summary judgment on the same issue in April 2015. Discovery is proceeding.
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) The motion for reconsideration of the court's order granting defendants' motion to dismiss is fully briefed, and we await a decision from the court.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In March 2015, the court denied the HSBC defendants' motion for summary judgment.
Telephone Consumer Protection Act Litigation The court granted final approval of the settlement on February 27, 2015 and issued a final order approving the settlement and dismissing the action on March 17, 2015. Appeals of the approval order have been dismissed, and settlement distributions will begin in May 2015.

15.	New Accounting Pronouncements

The following new accounting pronouncement was adopted effective January 1, 2015:

•
Residential Real Estate Collateralized Consumer Mortgage Loans In January 2014, the FASB issued an Accounting Standards Update ("ASU") to define an in-substance repossession or foreclosure of residential real estate for purposes of determining whether or not an entity should derecognize a consumer mortgage loan collateralized by that real estate. Under the standard, an in-substance repossession or foreclosure has occurred if the entity has obtained legal title to the real estate as a result of the completion of a foreclosure (even if the borrower has rights to reclaim the property after the foreclosure upon the payment of certain amounts specified by law), or if, through a deed in lieu of foreclosure or other legal agreement, the borrower conveys all interest in the real estate to the entity in satisfaction of the loan. The standard also requires entities to disclose both the amount of foreclosed residential real estate held as well as the recorded investment in consumer mortgage loans collateralized by residential real estate that the entity is in the process of foreclosing upon. We adopted this guidance on January 1, 2015. The adoption of this standard did not have any impact on our financial statements. See Note 3, "Receivables," for the new disclosure required by this standard.

There have been no accounting pronouncements issued during the first quarter of 2015 that are expected to have a significant impact on our financial position or results of operations.

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

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. (“HSBC North America”) pension plan; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").
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
Current Environment  The U.S. economy continued its recovery during the first quarter of 2015. While consumer sentiment reached an 11 year high in January, modest declines occurred in February and March due to bad weather and a bump in gasoline prices which resulted in overall sentiment remaining broadly flat at March 31, 2015 as compared with year-end levels. In March, the Federal Reserve Board dropped its assurance that it would remain patient before acting on rates, however indications were that future increases may begin later and with a smaller succession of increases than previously expected.
Although the number of jobs created in March was much lower than anticipated, the U.S. economy added almost 600 thousand jobs during the first quarter of 2015, while the number of long-term unemployed fell almost 8 percent since December 31, 2014 and total unemployment fell to 5.5 percent as of March 2015. Despite these trends, headwinds remain as wage growth remains weak, an elevated number of part-time workers continue to seek full-time work, the number of discouraged people who have stopped looking for work remains elevated and economic uncertainty remains high in many economies outside the U.S., including Latin America where tepid economic activity has continued into the first quarter of 2015. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geo-political concerns and the impact of recent regulatory changes and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2015 and beyond.
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

HSBC Finance Corporation

Business Focus As discussed in prior filings, we have adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meets pre-determined criteria and is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the three months ended March 31, 2015, we transferred real estate secured receivables to held for sale with an unpaid principal balance of approximately $431 million at the time of transfer. The net realizable value (carrying value) of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $311 million. For the three months ended March 31, 2015, no initial lower of amortized cost or fair value adjustment was required for these receivables transferred to held for sale as the fair value of the receivables at the time of transfer exceeded the carrying value after consideration of credit loss reserves associated with these receivables. We currently expect additional real estate secured receivables with a carrying amount between $400 million to $500 million could be transferred to held for sale during the remainder of 2015 as we anticipate that during the year they may be written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies and therefore meet our criteria to be considered held for sale. We believe credit losses related to these receivables are substantially covered by our existing credit loss reserves and, based on the current fair value of our existing receivables held for sale portfolio, the lower of amortized cost or fair value adjustment for non-credit related factors on these receivables is not expected to be significant. Our estimate of both the volume of receivables which will be transferred to held for sale as they become 180 days past due as well as the fair value adjustment required for the aforementioned pool of receivables is influenced by factors outside our control such as changes in default rates, estimated costs to obtain properties, home prices and investors' required returns amongst others. There is uncertainty inherent in these estimates making it reasonably possible that they could be significantly different as factors impacting the estimates continually evolve.
During the three months ended March 31, 2015, we recorded $16 million of additional lower of amortized cost or fair value adjustment on receivables held for sale as a result of a change in the estimated pricing on a specific pool of loans currently being marketed. While conditions in the housing industry improved during the first quarter of 2015, no adjustment for the increase in the fair value of real estate secured receivables held for sale could be recognized as these receivables were already carried at amortized cost which is lower than fair value. As noted in the preceding paragraph, fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. Accordingly, the changes in the fair value of receivables held for sale in the first quarter of 2015 should not be considered indicative of fair value changes in future periods as deterioration in these factors would likely require increases to our valuation allowance in future periods.
At March 31, 2015, real estate secured receivables held for sale totaled $1,097 million. We expect that receivables held for sale at March 31, 2015 will be sold in multiple transactions generally over the next 15 months. If the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned ("REO") and sold.
See Note 5, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding receivables held for sale.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio held for investment, which totaled $21,729 million at March 31, 2015, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile. In light of the current economic conditions and mortgage industry trends and the age of our run-off receivable portfolio, our loan prepayment rates have slowed when compared with historical experience even though interest rates remain low. Additionally, our receivable modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be approximately $17 billion by the end of 2016. We expect run-off to continue to be slow as the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of refinancing alternatives as well as the impact of a continued elongated foreclosure process. As our real estate secured receivable portfolio runs-off, we will see declines in net interest income. Decreases in operating expenses may not necessarily decline in line with the run-off of our receivable portfolio as a result of certain fixed costs. Accordingly, net income for the three months ended March 31, 2015 or any prior periods should not be considered indicative of the results for any future periods.
We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, outstanding debt levels or cost structure in support of HSBC's strategic priorities. We also continue to focus on cost optimization efforts to create a more sustainable cost structure. Over the past several years, we have taken various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending, outsourcing and other general efficiency initiatives which have resulted in workforce reductions. Our focus on cost optimization is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.

HSBC Finance Corporation

Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC Finance Corporation for the three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014.

Three Months Ended March 31,	2015	2014
	(dollars are in millions)
Income (loss) from continuing operations	$(5)	$112
Return on average assets ("ROA"), annualized	(.1)%	1.2%
Return on average common shareholder's equity ("ROE"), annualized	(2.6)	5.8
Net interest margin, annualized(1)	2.50	2.70
Consumer net charge-off ratio, annualized(2)	2.42	4.28
Efficiency ratio(1)(3)	104.2	69.1

	March 31, 2015	December 31, 2014
	(dollars are in millions)
Real estate secured receivables(4)	$21,729	$22,670
Credit loss reserves(2)	2,110	2,217
Two-months-and-over contractual delinquency ratio for real estate secured receivables held for investment(2)	5.49%	6.80%

(1)	See "Results of Operations" for a detailed discussion of trends in our net interest margin and efficiency ratio.

(2)	See "Credit Quality" for a detailed discussion of the trends in our credit loss reserve levels as well as our delinquency and charge-off ratios.

(3)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.

(4)	See "Receivables Review" for a detailed discussion of changes in real estate secured receivable levels.
We reported a net loss of $5 million during the three months ended March 31, 2015 compared with net income of $106 million during the year-ago period.
Loss from continuing operations was $5 million during the three months ended March 31, 2015 compared with income from continuing operations of $112 million during the year-ago period. We reported a loss from continuing operations before income tax of $33 million during the three months ended March 31, 2015 compared with income from continuing operations before income tax of $95 million during the year-ago period. The loss from continuing operations before income tax during the three months ended March 31, 2015 reflects lower other revenues, lower net interest income and a higher provision for credit losses, partially offset by lower operating expenses.
Our results in both periods were impacted by certain significant items which distort comparability of the performance trends of our business between years. The following table summarizes the impact of these significant items for all periods presented:

Three Months Ended March 31,	2015	2014
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$(33)	$95
Fair value movement on own fair value option debt attributable to credit spread	(26)	16
Impact of non-qualifying hedge portfolio	95	95
Adjusted performance from continuing operations(1)	$36	$206

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations during the three months ended March 31, 2015 declined $170 million compared with the year-ago period. The decline during the first quarter of 2015 reflects lower other revenues, lower net interest income and a higher provision for credit losses, partially offset by lower operating expenses. The lower other revenues during the three months ended March 31, 2015 were driven by a reversal of the lower of amortized cost or fair value adjustment on receivables held for sale during the year-ago period.

HSBC Finance Corporation

See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Receivables Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
Funding and Capital  During the three months ended March 31, 2015 and 2014, we did not receive any capital contributions from HSBC Investments (North America) Inc. ("HINO"). During the three months ended March 31, 2015 and 2014, we retired $545 million and $2,224 million, respectively, of term debt as it matured. The maturing debt cash requirements in the first quarter of 2015 were met through funding from cash generated from operations, including balance sheet attrition and liquidation of short-term investments. The primary driver of our liquidity during the remainder of 2015 will be continued success in liquidating our receivable portfolio and the liquidation of short-term investments. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully repay maturing debt in future periods. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.
HSBC North America continues to review the composition of its capital structure following the adoption by the U.S. banking regulators of the final rules implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision, which were effective as of January 1, 2014. Subject to receipt of regulatory approval, as necessary, we anticipate replacing instruments whose treatment is less favorable under the new rules with Basel III compliant instruments. Any required funding has been integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA Inc. ("HSBC USA"), or through direct support from HSBC or its affiliates.
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

HSBC Finance Corporation

Three Months Ended March 31,	2015	2014
	(in millions)
Net income (loss) – U.S. GAAP basis	$(5)	$106
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on loans held for sale	(10)	(138)
Loan impairment	47	32
Tax valuation allowances	(7)	20
Loan origination cost deferrals	3	4
Interest recognition	—	(1)
Pension and other postretirement benefit costs	1	—
Other	3	2
Net income (loss) – Group Reporting Basis	32	25
Tax (expense) benefit – Group Reporting Basis	(2)	81
Income (loss) before tax – Group Reporting Basis	$34	$(56)
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results is presented in our 2014 Form 10-K. There have been no significant changes since December 31, 2014 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

Receivables Review

The following table summarizes receivables and receivables held for sale at March 31, 2015 and increases (decreases) since December 31, 2014:

		Increases (Decreases) From
		December 31, 2014
	March 31, 2015	$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$19,308	$(845)	(4.2)%
Second lien	2,421	(96)	(3.8)
Total real estate secured receivables held for investment(1)	$21,729	$(941)	(4.2)%

Receivables held for sale:
First lien real estate secured receivables held for sale(2)	$1,097	$237	27.6%

(1)
At March 31, 2015 and December 31, 2014 real estate secured receivables held for investment includes $529 million and $693 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)
See Note 5, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured receivables held for sale balances between periods.

Real estate secured receivables held for investment  The decreases since December 31, 2014 reflect the continued liquidation of the real estate secured receivable portfolio which will continue going forward as well as the transfer of real estate secured receivables to held for sale with a carrying value prior to transfer of approximately $311 million during the three months ended March 31, 2015. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which adversely impacts our provision for credit losses. The

HSBC Finance Corporation

following table presents LTV ratios for our real estate secured receivable portfolio held for investment as of March 31, 2015 and December 31, 2014.

	LTV Ratios (1)(2)(3)
	March 31, 2015		December 31, 2014
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	53%	21%	52%	20%
80% ≤ LTV < 90%	19	14	19	15
90% ≤ LTV < 100%	15	19	15	19
LTV ≥ 100%	13	46	14	46
Average LTV for portfolio	77	96	78	97
Average LTV for LTV>100%	110	115	111	115

(1)
LTV ratios for first liens are calculated using the receivable balance as of the balance sheet date which reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. LTV ratios for second liens are calculated using the receivable balance as of the reporting date as described above plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property's appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency's house pricing index (“HPI”) at either a Core Based Statistical Area or state level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may significantly differ from the estimated values used for purposes of this disclosure.

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPI's available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the March 31, 2015 and December 31, 2014 information in the table above reflects current estimated property values using HPIs as of December 31, 2014 and September 30, 2014, respectively.

(3)	Excludes the purchased receivable portfolios which totaled $596 million and $618 million at March 31, 2015 and December 31, 2014, respectively.
Receivables held for sale  Receivables held for sale totaled $1,097 million at March 31, 2015 compared with $860 million at December 31, 2014. The increase as compared with December 31, 2014 reflects the transfer of additional real estate secured receivables during the three months ended March 31, 2015 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies into receivables held for sale. The receivables transferred to held for sale had a fair value of approximately $296 million at the time of transfer during the first quarter of 2015 as discussed above. The increase was partially offset by the impact of short sales and the transfer of receivables held for sale to REO. See Note 5, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

Real Estate Owned

The following table provides quarterly information regarding our REO properties:

	Quarter Ended
	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
	(dollars are in millions)
Carrying value of REO properties held at end of period	$150	$159	$146	$180	$238
Number of REO properties at end of period	1,975	2,021	1,783	2,226	2,912
Number of properties added to REO inventory in the period	519	602	783	1,028	1,125
Average loss (gain) on sale of REO properties(1)	(1.7)%	(.6)%	(2.5)%	(2.0)%	(.6)%
Average total loss on foreclosed properties(2)	47.4%	48.9%	48.6%	49.0%	51.5%
Average time to sell REO properties (in days)	249	240	200	190	174

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

The number of REO properties held at March 31, 2015 declined as compared with December 31, 2014 as we sold more REO properties during the first quarter of 2015 than were added to inventory. Our loan sale program and to a lesser extent, the continued impact of the extended foreclosure timelines will continue to impact the number of REO properties added to inventory during the remainder of 2015.
The average gain on sale of REO properties and the average total loss on foreclosed properties for the first quarter of 2015 improved as compared with the prior quarter due to improvements in home prices. The average time to sell REO properties (in days) has been increasing over the last few quarters as a result of transitioning the servicing of our real estate owned portfolio to a third party. We anticipate the average time to sell REO properties will decrease during the remainder of 2015.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  The following table summarizes net interest income and net interest margin for the three months ended March 31, 2015 and 2014.

Three Months Ended March 31,	2015	%(1)	2014	%(1)
	(dollars are in millions)
Interest income	$432	5.88%	$506	5.90%
Interest expense	248	3.38	274	3.20
Net interest income	$184	2.50%	$232	2.70%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during the three months ended March 31, 2015 due to the following:

•	Average receivable levels decreased as a result of real estate secured receivable liquidation.

•
Overall receivable yields increased during the three months ended March 31, 2015 due to higher yields in our real estate secured receivable portfolio due to the impact of lower levels of nonaccrual receivables. While we experienced higher overall receivable yields during the first quarter of 2015, the overall yield on total interest earning assets was essentially flat as the impact of the higher receivable yields was offset by the impact of a shift in the mix of total interest earning assets to a higher percentage of short-term investments which have significantly lower yields than our receivable portfolio.

•
Interest expense decreased as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings since March 31, 2014.

Net interest margin was 2.50 percent for the three months ended March 31, 2015 as compared with 2.70 percent for the three months ended March 31, 2014. The decrease reflects the impact of a higher cost of funds as a percentage of average interest earning assets as a result of lower levels of interest earning assets during the first quarter of 2015 and higher average rates as discussed above as compared with the year-ago quarter. The decrease also reflects the impact of a shift in the mix of total interest earning assets to a higher percentage of short-term investments as discussed above, partially offset by higher overall receivable yields.
The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

HSBC Finance Corporation

	2015
	(dollars are in millions)
Net interest income/net interest margin from prior year quarter	$232	2.70%
Impact to net interest income resulting from:
Lower asset levels	(89)
Receivable yields	14
Cost of funds (rate and volume)	26
Other	1
Net interest income/net interest margin for current year quarter	$184	2.50%
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
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

Three Months Ended March 31,	2015	2014
	(in millions)
Real estate secured	$27	$6
Personal non-credit card	—	(4)
Total provision for credit losses	$27	$2
The following discusses our provision for credit losses by product for the three months ended March 31, 2015 as compared with the year-ago period:

•
The provision for credit losses for real estate secured receivables during the first quarter of 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio. Excluding the impact of this release, the provision for credit losses remained higher during the first quarter of 2015 as compared with the year-ago period. Both the three months ended March 31, 2015 and 2014 were positively impacted by lower loss estimates due to lower receivable levels and improved credit quality, including lower dollars of delinquency on accounts less than 180 days contractually delinquent, although the impact was more pronounced during the first quarter of 2014. Additionally, both periods reflect lower new troubled debt restructure loan ("TDR Loan") volumes and lower reserve requirements on TDR Loans resulting from improvements in loss and severity estimates based on recent trends in the portfolio, although the impact was also more pronounced during the prior year quarter.

•
The provision for credit losses for personal non-credit card receivables for the three months ended March 31, 2014 reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not previously sold.

Net charge-offs totaled $134 million for the three months ended March 31, 2015 compared with $278 million for the three months ended March 31, 2014. The decrease in net charge-offs reflects lower receivable levels and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices since March 31, 2014. See “Credit Quality” for further discussion of our net charge-offs.
Credit loss reserves at March 31, 2015 decreased as compared with December 31, 2014 as the provision for credit losses was lower than net charge-offs by $107 million during the three months ended March 31, 2015. The decrease reflects lower reserve requirements on TDR Loans, lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. See “Credit Quality” for further discussion of our credit loss reserves.
See "Credit Quality" for additional information regarding our loss reserves. See Note 4, "Credit Loss Reserves," in the accompanying consolidated financial statements for additional analysis of loss reserves.

HSBC Finance Corporation

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(dollars are in millions)
Derivative related expense	$(97)	$(90)	$(7)	(7.8)%
Gain on debt designated at fair value and related derivatives	59	31	28	90.3%
Servicing and other fees from HSBC affiliates	6	8	(2)	(25.0)
Lower of amortized cost or fair value adjustment on receivables held for sale	(17)	111	(128)	*
Other income	7	22	(15)	(68.2)
Total other revenues	$(42)	$82	$(124)	*

* Not meaningful
Derivative related expense includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles and ineffectiveness on derivatives which are qualifying hedges. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related expense for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,	2015	2014
	(in millions)
Net realized losses	$(26)	$(26)
Mark-to-market on derivatives which do not qualify as effective hedges	(69)	(69)
Hedge accounting ineffectiveness	(2)	5
Total	$(97)	$(90)
Derivative related expense increased modestly during the first quarter of 2015 as compared with the year-ago period. As discussed in prior filings, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At both March 31, 2015 and 2014, we had a notional amount of $3.1 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. Our non-qualifying hedges at March 31, 2015 are primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 9.1 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they economically lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets when considered in conjunction with variable rate borrowings. Net realized losses were flat during the three months ended March 31, 2015. Falling long-term interest rates during the three months ended March 31, 2015 and 2014 had a negative impact on the mark-to-market for this portfolio of swaps during both periods. Ineffectiveness during the three months ended March 31, 2015 and 2014 was primarily related to our cross currency cash flow hedges that are approaching maturity.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges, impacts the comparability of our reported results between periods. Derivative related expense for the three months ended March 31, 2015 or any prior periods should not be considered indicative of the results for any future periods.

HSBC Finance Corporation

Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option ("FVO") as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Gain on debt designated at fair value and related derivatives increased during the three months ended March 31, 2015 as compared with year-ago period due to the impact of a widening of our credit spreads during first quarter of 2015 as compared with a tightening of our credit spreads in the first quarter of 2014, partially offset by the impact of changes in market movements on certain debt and related derivatives that mature in the near term. See Note 6, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.
Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. The gain on debt designated at fair value and related derivatives for the three months ended March 31, 2015 should not be considered indicative of the results for any future periods.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates during the three months ended March 31, 2015 decreased modestly due to lower rental income from HTSU resulting from a decrease in occupancy during the first quarter of 2015 and to a lesser extent, lower servicing revenue reflecting lower levels of real estate secured receivables being serviced.
Lower of amortized cost or fair value adjustment on receivables held for sale during the three months ended March 31, 2015 and 2014 is summarized in the following table:

Three Months Ended March 31,	2015	2014
	(in millions)
Income (expense)
Initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the period	$—	$(60)
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	(17)	171
Lower of amortized cost or fair value adjustment	$(17)	$111
As previously discussed, we have adopted a formal program to initiate sale activities for real estate secured receivables in our held for investment portfolio when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell. As a result, we transferred real estate secured receivables to held for sale with a carrying value prior to transfer of $311 million during the three months ended March 31, 2015 and $342 million during the three months ended March 31, 2014. For the three months ended March 31, 2015, no initial lower of amortized cost or fair value adjustment was required as the fair value of the receivables at the time of transfer exceeded the carrying value after consideration of credit loss reserves associated with these receivables. For the three months ended March 31, 2014, we recorded a lower initial lower of amortized cost or fair value adjustment on real estate secured receivables transferred to held for sale during the period, all of which was attributable to non-credit related factors.
During the three months ended March 31, 2015, we recorded an additional lower of amortized cost or fair value adjustment on receivables held for sale as a result of a change in the estimated pricing on a specific pool of loans currently being marketed. While conditions in the housing industry improved during the first quarter of 2015, no adjustment for the increase in the fair value of real estate secured receivables held for sale could be recognized as these receivables were already carried at amortized cost which is lower than fair value. During the three months ended March 31, 2014, we recorded an increase in the fair value of receivables held for sale as a result of improvements in the conditions in the housing industry during that period.
See Note 5, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Other income totaled $7 million during the three months ended March 31, 2015 compared with $22 million during the year-ago period. As discussed more fully below, the prior year quarter included a reduction in the provision for estimated repurchase liabilities which did not reoccur during the first quarter of 2015. Excluding the impact of changes in estimated repurchase liabilities, other income was essentially flat during the first quarter of 2015.
Our reserve for potential repurchase liability represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all of our receivable sales. Our repurchase liability exposure at March 31, 2015 of $86 million primarily relates to receivables sold by Decision One Mortgage Company LLC ("Decision One")in previous years and also includes recent receivable sales. Because the level of receivable repurchase losses are dependent upon investor strategies for bringing claims or pursuing legal action for losses incurred, the level of the liability for receivables repurchase

HSBC Finance Corporation

losses requires significant judgment. The following table summarizes the changes in our reserve for potential repurchase liability related to all of our receivable sales:

Three Months Ended March 31,	2015	2014
	(in millions)
Balance at beginning of period	$86	$116
Decrease in liability recorded through earnings	—	(16)
Realized losses	—	(18)
Balance at end of period	$86	$82
As we have limited information of the losses incurred by investors, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and approximately $60 million at March 31, 2015 related to claims that have been filed.
Operating Expenses  Compliance costs are reflected in our operating expenses and totaled $2 million during the three months ended March 31, 2015 compared with $11 million during the three months ended March 31, 2014 primarily within other servicing and administrative expenses. We anticipate compliance costs will continue to decline over time as we continue to run-off the real estate secured receivable portfolio.
The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which will not necessarily decline in line with the run-off of our receivable portfolio in future periods.

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(in millions)
Salaries and employee benefits	$42	$56	$(14)	(25.0)%
Occupancy and equipment expenses, net	8	9	(1)	(11.1)
Real estate owned expenses	4	12	(8)	(66.7)
Other servicing and administrative expenses	40	80	(40)	(50.0)
Support services from HSBC affiliates	54	60	(6)	(10.0)
Total operating expenses	$148	$217	$(69)	(31.8)%
Salaries and employee benefits decreased during the three months ended March 31, 2015 due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Occupancy and equipment expenses, net were essentially flat during the three months ended March 31, 2015.
Real estate owned expenses were lower during the three months ended March 31, 2015 due to lower estimated losses on REO property as a result of improvements in home prices since March 31, 2014, lower holding costs on REO properties due to fewer average numbers of REO properties held during the first quarter of 2015 and lower costs per property as compared with the year-ago period.
Other servicing and administrative expenses decreased during the three months ended March 31, 2015 due to lower third-party collection fees resulting from lower foreclosure activities as we have fewer receivables in the process of foreclosure as a result of the receivable sales subsequent to March 2014. The decrease also reflects lower fees for professional and consulting services as well as a continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs. Additionally, the three months ended March 31, 2014 included the payment of delinquent homeowner association fees for sold receivables.
Support services from HSBC affiliates decreased during the three months ended March 31, 2015 as compared with the year-ago period driven by lower technology costs from an HSBC affiliate.
Efficiency Ratio from continuing operations was 104.2 percent during the three months ended March 31, 2015 compared with 69.1 percent during the three months ended March 31, 2014. Our efficiency ratio was impacted in both periods by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio for the three months ended March 31, 2015 increased to 127.6 percent compared with 65.8 percent in the year-ago period as a result of lower other revenues as the year-ago period benefited from a larger improvement in the fair value of real estate secured receivables held for sale as well as lower net interest income, partially offset by lower operating expenses.

HSBC Finance Corporation

Income taxes The following table provides a summary of our effective tax rate:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(dollars are in millions)
Income (loss) from continuing operations before income tax	$(33)	$95	$(128)	*
Income tax benefit	(28)	(17)	11	64.7%
Effective tax rate	(84.8)%	(17.9)%

* Not meaningful
The effective tax rate for the three months ended March 31, 2015 reflects changes in valuation allowance reserves in relation to certain state net operating loss carryforwards, changes in estimates in the amount of state income taxes deductible on the federal income tax return and tax exempt income. The effective tax rate for the three months ended March 31, 2014 was primarily impacted by the effects of re-valuing our deferred tax assets for New York State Tax Reform that was enacted on March 31, 2014, which resulted in an increase to our net deferred tax asset of approximately $55 million.
On April 13, 2015, New York Governor Cuomo signed legislation related to the 2015-2016 budget containing amendments to reform New York City’s corporate tax rules. These reforms will have the effect of aligning New York City’s corporate tax regime with New York State following the changes previously enacted to the latter in 2014. The legislation enacted on April 13, 2015 is retroactively effective as of January 1, 2015, which is the same general effective date for the New York State corporate tax reform. We expect this change will have a significant impact on our deferred taxes which should result in an increase to our net deferred tax asset of approximately $54 million during the second quarter of 2015.
We expect financial performance for HSBC North America and its subsidiary entities will continue to improve, and therefore anticipate that reliance may be placed solely on projected future taxable income from continuing operations in management's evaluation of the recognition of the deferred tax assets in the near future as the sustainability of the improving financial performance continues to be demonstrated. The reliance on future taxable income from continuing operations within our evaluation of the recognition of deferred tax assets may result in the reversal of valuation allowances against certain state deferred tax assets. At March 31, 2015, we had recorded approximately $55 million of valuation allowances against these certain state deferred tax assets. These state deferred tax assets represent unitary filing states with partial valuation allowances against net operating loss carryforwards that could be utilized against future taxable income from continuing operations.

Segment Results – Group Reporting Basis

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. While these businesses are operating in run-off, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees. Our segment results are reported on a continuing operations basis. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our 2014 Form 10-K.
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which applies IFRS, and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are primarily made on this basis. However, we continue to monitor liquidity, capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 18, "Business Segments," and under the caption, "Basis of Reporting" in the MD&A section of our 2014 Form 10-K.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2015, we will evaluate any impact such changes may have on our segment reporting.

HSBC Finance Corporation

Consumer Segment  The following table summarizes the Group Reporting Basis results for our Consumer segment for the three months ended March 31, 2015 and 2014.

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$281	$372	$(91)	(24.5)%
Other operating income (loss)	(78)	(84)	6	7.1
Total operating income	203	288	(85)	(29.5)
Loan impairment charges	21	118	97	82.2
Net interest income and other operating income after loan impairment charges	182	170	12	7.1
Operating expenses	148	216	68	31.5
Income (loss) before income tax	$34	$(46)	$80	*
Net interest margin	4.20%	4.36%
Efficiency ratio	72.9	75.0
Return (after-tax) on average assets ("ROA")	.4	.3

Balances at end of period:
Customer loans	$22,492	$27,283	$(4,791)	(17.6)%
Loans held for sale	553	1,157	(604)	(52.2)
Assets	32,428	37,152	(4,724)	(12.7)

*	Not meaningful.
Our Consumer segment reported higher income before income tax during the three months ended March 31, 2015 as compared with the year-ago period. The improvement reflects lower loan impairment charges, improvements in other operating income (loss) and lower operating expenses, partially offset by lower net interest income.
Loan impairment charges during the first quarter of 2015 were impacted by a release of approximately $23 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio. Excluding the impact of this release, loan impairment charges remained lower during the three months ended March 31, 2015 reflecting lower levels of new impaired real estate secured loans and lower loan balances outstanding as a result of continued liquidation of the portfolio including loan sales as well as lower loss estimates due to lower delinquency and loss severity levels as compared with the year-ago period, partially offset by lower market value adjustments on loan collateral. Additionally, the decrease reflects a lower impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral which resulted in a lower provision for credit losses during the three months ended March 31, 2015 due to improvements in the timing of estimated cash flows to be received.
Loan impairment charges were $118 million lower than net charge-offs during the three months ended March 31, 2015 compared with loan impairment charges that were lower than net charge-offs by $201 million during the three months ended March 31, 2014. Loan impairment allowances decreased to $1,435 million at March 31, 2015 compared with $1,644 million at December 31, 2014 as a result of lower levels of new impaired loans due to lower loan levels and improved economic conditions, improvements in loss severity, lower delinquency levels and transfers of real estate secured loans to held for sale. The decrease also reflects the impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral which resulted in lower reserve requirements at March 31, 2015 due to improvements in the timing of estimated cash flows to be received. During the three months ended March 31, 2015, real estate secured loans transferred to held for sale had loan impairment allowances totaling $43 million at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale.
Net interest income decreased during the three months ended March 31, 2015 due to the following:

•	Average loan levels decreased as a result of real estate secured loan liquidation.

HSBC Finance Corporation

•
Overall loan yields decreased during the three months ended March 31, 2015 due to a lower impact from discounting of deferred interest for non-impaired loans during the first quarter of 2015, partially offset by the impact of improved credit quality for real estate secured loans.

•
Interest expense decreased during the three months ended March 31, 2015 as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings since March 31, 2014.

Net interest margin decreased during the three months ended March 31, 2015 reflecting the lower overall loan yields discussed above and a higher cost of funds as a percentage of average interest earning assets as a result of lower levels of interest earning assets during the first quarter of 2015 and higher average rates as discussed above as compared with the year-ago quarter.
Other operating income improved during the three months ended March 31, 2015 as compared with the year-ago period. The following table summarizes significant components of other operating income for the periods presented:

Three Months Ended March 31,	2015	2014
	(in millions)
Trading loss(1)	$(97)	$(90)
Loss from debt designated at fair value	(2)	(30)
Decrease in repurchase reserve liability	—	16
Other	21	20
Total other operating income	$(78)	$(84)

(1)	Trading loss primarily reflects activity on our portfolio of non-qualifying hedges.
Total other operating income improved during the three months ended March 31, 2015 as discussed below:

•	Trading loss increased as a result of changes in ineffectiveness in our non-qualifying hedge portfolio during the three months ended March 31, 2015.

•
Loss from debt designated at fair value improved during the three months ended March 31, 2015 due to the impact of a widening of our credit spreads during first quarter of 2015 as compared with a tightening of our credit spreads in the first quarter of 2014, partially offset by the impact of changes in market movements on certain debt and related derivatives that mature in the near term.

•
Decrease in repurchase reserve liability reflects our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all our receivable sales. The liability, which primarily relates to loans sold by Decision One in previous years and also includes recent loan sales, varies between years.

•	Other operating income was flat during the three months ended March 31, 2015 compared with March 31, 2014.
Operating expenses were lower during the three months ended March 31, 2015 reflecting the lower third-party collection costs and lower fees for professional and consulting services. Lower operating expenses also reflect the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs as well as lower REO expenses due to a lower average number of REO properties held during the first quarter of 2015.
The efficiency ratio improved modestly during the three months ended March 31, 2015 as a result of lower operating expenses, partially offset by the impact of lower total operating income.
ROA for the three months ended March 31, 2015 improved reflecting higher income during the first quarter of 2015 primarily driven by lower loan impairment charges, higher other operating income and lower operating expenses and the impact of lower average assets.

HSBC Finance Corporation

Real estate secured loans Real estate secured loans for our Consumer segment consisted of the following:

	March 31, 2015	Increases (Decreases) From
		December 31, 2014
		$	%
	(dollars are in millions)
Real estate secured loans held for investment	$22,492	$(1,062)	(4.5)%
Real estate secured loans held for sale	553	390	*
Real estate secured held for investment and held for sale	$23,045	$(672)	(2.8)%

*	Not meaningful.
Real estate secured loans held for investment decreased to $22,492 million at March 31, 2015 as compared with $23,554 million at December 31, 2014. The decrease in our real estate secured loan portfolio reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist. The decrease also reflects the transfer of real estate secured loans to held for sale during the three months ended March 31, 2015.
Real estate secured loans held for sale totaled $553 million at March 31, 2015 as compared with $163 million at December 31, 2014 reflecting loans classified as held for sale during the three months ended March 31, 2015.
As discussed previously, we have identified a pool of real estate secured loans we intend to sell, although only a portion of this pool of real estate secured loans currently qualifies for classification as held for sale under the Group Reporting Basis at March 31, 2015. Assuming we had completed the sale of the entire pool of real estate secured loans classified as held for sale under U.S. GAAP on March 31, 2015, based on market values at that time, we would have recorded a gain of approximately $50 million before consideration of transaction costs.

Credit Quality

Credit Loss Reserves  We maintain credit loss reserves to cover probable incurred losses of principal, interest and fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. For receivables which have been identified as TDR Loans, credit loss reserves are maintained based on the present value of expected future cash flows discounted at the loans' original effective interest rates. We estimate probable losses for consumer receivables which do not qualify as TDR Loans using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. Loans with different risk characteristics are typically segregated into separate models and may utilize different periods of time for estimating the period of a loss occurring and its confirmation. This analysis also considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy, loans have been re-aged or are subject to modification. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months' data using the most recently available information. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts or modification arrangements. When customer account management policies or changes thereto shift loans that do not qualify as a TDR Loan from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged accounts that do not qualify as a TDR Loan have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, the credit performance of modified loans, loan product features such as adjustable rate loans, the credit performance of second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.

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
The table below sets forth credit loss reserves and credit loss reserve ratios for the periods indicated. The transfer of certain real estate secured receivables to held for sale during the three months ended March 31, 2015 has resulted in these receivables being carried at the lower of amortized cost or fair value and no longer have any associated credit loss reserves as previously discussed which impacts comparability between credit loss reserves and the related reserve ratios for March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(dollars are in millions)
Credit loss reserves:(1)(3)	$2,110	$2,217
Reserves as a percentage of:(2)(3)(4)
Receivables	8.2%	8.4%
Nonaccrual receivables	229.3	185.0

(1)
At March 31, 2015 and December 31, 2014, credit loss reserves includes $27 million and $33 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property.

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

	March 31, 2015	December 31, 2014
Reserves as a percentage of:
Receivables	8.3%	8.5%
Nonaccrual receivables	366.0	306.6

(3)
Reserves associated with accrued finance charges, which totaled $326 million and $323 million at March 31, 2015 and December 31, 2014, respectively, are reported within our total credit loss reserve balances noted above, although receivables and nonaccrual receivables as reported generally exclude accrued finance charges. The credit loss reserve ratios presented in the tables above exclude any reserves associated with accrued finance charges.

(4)
Credit loss reserve ratios exclude receivables and nonaccrual receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

Credit loss reserves at March 31, 2015 decreased as compared with December 31, 2014 due to lower reserve requirements on TDR Loans, lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Reserve requirements on TDR Loans were lower at March 31, 2015 due to lower levels of TDR Loans as well as the impact of improvements in loss and severity estimates based on recent trends in the portfolio. The decrease also reflects the transfer to held for sale of additional real estate secured receivables during the three months ended March 31, 2015 which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as previously discussed. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $15 million during the three months ended March 31, 2015 and was recognized as an additional charge-off at the time of the transfer to held for sale.

HSBC Finance Corporation

At March 31, 2015, 90 percent of our credit loss reserves are associated with TDR Loans held for investment which total $9,802 million and are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves at March 31, 2015 and provisions for credit losses for TDR Loans for the three months ended March 31, 2015 should not be considered indicative of the results for any future periods.
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

	March 31, 2015		December 31, 2014
	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables
	(in millions)
Collectively evaluated for impairment	$207	$11,387	$226	$11,937
Individually evaluated for impairment(1)	1,875	9,802	1,957	10,028
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	27	529	33	693
Receivables acquired with deteriorated credit quality	1	11	1	12
Total(2)	$2,110	$21,729	$2,217	$22,670

(1)
The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $399 million and $517 million at March 31, 2015 and December 31, 2014, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $22 million and $25 million at March 31, 2015 and December 31, 2014, respectively. These receivables and credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
Reserves associated with accrued finance charges, which totaled $326 million and $323 million at March 31, 2015 and December 31, 2014, respectively, are reported within our total credit loss reserve balances, although receivable balances generally exclude accrued finance charges.

The following table summarizes our TDR Loans and receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in in comparison to the real estate secured receivable portfolio held for investment:

	March 31, 2015	December 31, 2014
	(dollars are in millions)
Total real estate secured receivables held for investment	$21,729	$22,670
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$529	$693
Real estate secured TDR Loans(1)	9,802	10,028
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$10,331	$10,721
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	47.5%	47.3%

(1)
Excludes TDR Loans totaling $399 million and $517 million at March 31, 2015 and December 31, 2014, respectively, which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.

Credit loss reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels.
Reserves as a percentage of receivables were essentially flat at March 31, 2015 as compared with December 31, 2014 as credit loss reserves and receivables decreased at a similar pace.

HSBC Finance Corporation

Reserves as a percentage of nonaccrual receivables were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at March 31, 2015 were higher as compared with December 31, 2014 as the decrease in nonaccrual receivables, as discussed more fully below, outpaced the decrease in credit loss reserves.
See Note 4, "Credit Loss Reserves," in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three months ended March 31, 2015 and 2014.
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
The following table summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). As previously discussed, during the three months ended March 31, 2015, we transferred certain real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell to receivables held for sale which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio between periods.

	March 31, 2015	December 31, 2014
	(dollars are in millions)
Dollars of contractual delinquency(1):
Receivables held for investment:
Real estate secured:
Late stage delinquency(2)(3)	$310	$440
Individually evaluated for impairment(4)	717	891
Collectively evaluated for impairment(5)	167	211
Total real estate secured receivables held for investment	1,194	1,542
Real estate secured receivables held for sale(6)	673	530
Total	$1,867	$2,072

Delinquency ratio:
Receivables held for investment:
Real estate secured:
Late stage delinquency	58.60%	63.49%
Individually evaluated for impairment	7.31	8.89
Collectively evaluated for impairment	1.47	1.77
Total real estate secured receivables held for investment	5.49	6.80
Real estate secured receivables held for sale	61.35	61.63
Total	8.18%	8.81%

(1)
The receivable balances included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(2)
Two-months-and-over contractually delinquent receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At March 31, 2015 and December 31, 2014, the amounts above include $116 million and $117 million, respectively, of receivables that at some point in their life cycle

HSBC Finance Corporation

were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 60 and 180 days past due.

(3)	Amount includes TDR Loans which totaled $212 million and $297 million at March 31, 2015 and December 31, 2014, respectively.

(4)
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

(6)
At March 31, 2015 and December 31, 2014, dollars of contractual delinquency for receivable held for sale includes $484 million and $381 million, respectively, of real estate secured receivables which are also classified as TDR Loans.

Dollars of delinquency for real estate secured receivables held for investment at March 31, 2015 decreased $348 million since December 31, 2014 as discussed below.

•
Late stage delinquency Dollars of late stage delinquency decreased as compared with December 31, 2014 as a result of improved credit quality as fewer accounts progressed to late stage delinquency during the first quarter of 2015 due to the impact of the continued improvements in economic conditions and, to a lesser extent, the maturing of the portfolio. Additionally, a pool of late stage delinquency receivables, which previously were not saleable as they were part of a collateralized funding transaction, were transferred to held for sale during the first quarter of 2015 as they were legally released as collateral under the public trust and as such became available for sale.

•
Individually evaluated for impairment The decrease in dollars of delinquency for receivables individually evaluated for impairment as compared with December 31, 2014 reflects improved credit quality as a result of the impact of the continued improvements in economic conditions and account management actions taken during the first quarter of 2015. The decrease also reflects the transfer of additional real estate secured receivables to held for sale during the three months ended March 31, 2015 as these receivables met our pre-determined criteria to be classified as held for sale. The decrease was partially offset by the impact of fewer accounts progressing to late stage delinquency during the three months ended March 31, 2015 as a result of the improvements in credit quality.

•
Collectively evaluated for impairment Dollars of delinquency for accounts collectively evaluated for impairment decreased as compared with December 31, 2014 reflecting lower receivables levels and the continued improvements in economic conditions.

Dollars of delinquency for receivables held for sale at March 31, 2015 increased as compared with December 31, 2014 reflecting the impact of the transfer of additional real estate secured receivables to held for sale during the three months ended March 31, 2015.
Delinquency ratio The delinquency ratio for real estate secured receivables held for investment was 5.49 percent at March 31, 2015 compared with 6.80 percent at December 31, 2014. The decrease primarily reflects lower dollars of delinquency as discussed above, partially offset by the impact of lower levels of real estate secured receivables held for investment as previously discussed.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.

HSBC Finance Corporation

Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at the lower of amortized cost or fair value and, accordingly, there are no further charge-offs associated with these receivables, although recoveries on these receivables continue to be reported as a component of net charge-offs. As a result, the amounts and ratios for the quarter ended March 31, 2015 are not comparable with the amounts and ratios for the quarters ended December 31, 2014 and March 31, 2014.

Three Months Ended(1)	March 31, 2015	December 31, 2014	March 31, 2014
	(dollars are in millions)
Net charge-off dollars:
Real estate secured(2)	$134	$122	$282
Personal non-credit card(3)	—	(1)	(4)
Total	$134	$121	$278
Net charge-off ratio:
Real estate secured	2.42%	2.13%	4.34%
Personal non-credit card(3)	—	—	—
Total	2.42%	2.13%	4.28%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	2.49%	2.20%	4.53%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)
During the quarterly periods ended March 31, 2015, December 31, 2014 and March 31, 2014, we transferred certain real estate secured receivables to held for sale which consisted of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell. At the time of transfer, we held credit loss reserves associated with these receivables related to an estimate of additional loss following an interior appraisal of the property. Because these receivables were collateral dependent, credit loss reserves totaling $15 million, $8 million and $20 million were recognized as an additional charge-off at the time of transfer to held for sale during the quarterly periods ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

(3)
Although we sold our personal non-credit card receivable portfolio on April 1, 2013, subsequent to April 1, 2013 we continued to receive recoveries during the quarterly period ended March 31, 2014 on personal non-credit card receivables that were fully charged-off prior to the sale of the portfolio. These recoveries are reflected in the table above. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio for our personal non-credit card receivable portfolio cannot be calculated for the quarterly period ended March 31, 2014. However, the recoveries for personal non-credit card receivables are reflected in the total net charge-off ratio for this period.

Net charge-off dollars for real estate secured receivables for the three months ended March 31, 2015 increased compared with the prior quarter. The increase reflects higher charge-offs on receivables transferred to held for sale during the first quarter of 2015. The increase also reflects slightly higher subsequent charge-offs on receivables carried at the lower of amortized cost or fair value less cost to sell due to an increase in the volume of broker price opinions received in the first quarter of 2015 as compared with the prior quarter.
The net charge-off ratio for real estate secured receivables for the three months ended March 31, 2015 increased as compared with the prior quarter as a result of higher dollars of net charge-offs as discussed above and the impact of lower average receivable levels. The net charge-off ratio for real estate secured receivables for the three months ended March 31, 2015 decreased significantly as compared with the prior year quarter as a result of lower dollars of charge-offs due to the impact of lower receivable levels, continued improvements in economic conditions and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices, partially offset by the impact of lower average receivable levels.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for the three months ended March 31, 2015 increased as compared with the prior quarter due to higher dollars of net charge-offs as discussed above and the impact of lower average receivable levels, partially offset by lower REO expenses. See “Results of Operations” for further discussion of REO expenses.

HSBC Finance Corporation

Nonperforming Assets  Nonperforming assets consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Nonaccrual real estate secured receivables held for investment:(1)
Late stage delinquency(2)(3)	$298	$417
Individually evaluated for impairment(4)	374	465
Collectively evaluated for impairment(5)	106	142
Total nonaccrual real estate secured receivables held for investment(6)	778	1,024
Real estate owned	150	159
Nonaccrual receivables held for sale(1)(7)	647	509
Total nonperforming assets	$1,575	$1,692

(1)
The receivable balances included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer. Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables held for investment and held for sale do not include receivables totaling $682 million and $627 million at March 31, 2015 and December 31, 2014, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)
Nonaccrual receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At March 31, 2015 and December 31, 2014, the amounts above include $72 million and $70 million, respectively, of receivables that at some point in their life cycle were evaluated for write-down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 90 and 180 days past due.

(3)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $197 million at March 31, 2015 compared with $274 million at December 31, 2014.

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

(6)	At March 31, 2015 and December 31, 2014, nonaccrual second lien real estate secured receivables totaled $101 million and $122 million, respectively.

(7)
At March 31, 2015 and December 31, 2014, nonaccrual receivable held for sale includes $461 million and $362 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual real estate secured receivables held for investment at March 31, 2015 decreased as compared with December 31, 2014 as discussed below.

•
Late stage delinquency Dollars of late stage delinquency decreased as compared with December 31, 2014 as a result of improved credit quality as fewer accounts progressed to late stage delinquency during the first quarter of 2015 due to the impact of the continued improvements in economic conditions and, to a lesser extent, the maturing of the portfolio. Additionally, a pool of late stage delinquency receivables, which previously were not saleable as they were part of a collateralized funding transaction, were transferred to held for sale during the first quarter of 2015 as they were legally released as collateral under the public trust and as such became available for sale.

•
Individually evaluated for impairment The decrease in nonaccrual receivables individually evaluated for impairment as compared with December 31, 2014 reflects improved credit quality as a result of the impact of the continued improvements in economic conditions and account management actions taken during the first quarter of 2015. The decrease also reflects the transfer of additional real estate secured receivables to held for sale during the three months ended March 31, 2015 as these

HSBC Finance Corporation

receivables met our pre-determined criteria to be classified as held for sale. The decrease was partially offset by the impact of fewer accounts progressing to late stage delinquency during the three months ended March 31, 2015 as a result of the improvements in credit quality.

•
Collectively evaluated for impairment Nonaccrual receivables collectively evaluated for impairment decreased as compared with December 31, 2014 reflecting lower receivables levels and the continued improvements in economic conditions.

Nonaccrual receivables held for sale at March 31, 2015 increased as compared with December 31, 2014, reflecting the impact of the transfer of additional real estate secured receivables to held for sale during the three months ended March 31, 2015.
At March 31, 2015 and December 31, 2014, nonaccrual receivables in the table above include TDR Loans and TDR Loans that are held for sale totaling $1,032 million and $1,101 million, respectively, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. See Note 3, “Receivables,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
Customer Account Management Policies and Practices  Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to take action with respect to delinquent or troubled accounts based on criteria which, in our judgment, evidence continued payment probability, as well as a continuing desire for borrowers to stay in their homes. The policies and practices are designed to manage customer relationships, improve collection opportunities and avoid foreclosure as determined to be appropriate. From time to time we re-evaluate these policies and procedures and make changes as deemed appropriate.
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
Since January 2007, we have cumulatively modified and/or re-aged approximately 407 thousand real estate secured loans with an aggregate outstanding principal balance of $46.5 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below. The following table provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

HSBC Finance Corporation

Status as of March 31, 2015:	Number of Loans	Based on Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	28%	26%
30- to 59-days delinquent	3	2
60-days or more delinquent	5	5
Paid-in-full	12	12
Sold	12	17
Charged-off or transferred to real estate owned	40	38
	100%	100%
The following table shows the number of real estate secured accounts remaining in our portfolio (including receivables held for sale) as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken, some of which may have received multiple account management actions.

	Number of Accounts	Outstanding Receivable Balance(2)
	(accounts are in thousands)	(dollars are in millions)
March 31, 2015:(3)
Collection re-age only	83.0	$6,387
Modification only	5.9	535
Modification re-age	64.0	6,467
Total loans modified and/or re-aged(1)	152.9	$13,389
December 31, 2014:(3)
Collection re-age only	84.8	$6,551
Modification only	6.2	562
Modification re-age	64.2	6,550
Total loans modified and/or re-aged(1)	155.2	$13,663

(1)
The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of March 31, 2015 and December 31, 2014 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
March 31, 2015:
Collection re-age only	80%	7%	13%	80%	8%	12%
Modification only	89	2	9	92	2	6
Modification re-age	79	6	15	80	7	13
Total loans modified and/or re-aged	80%	6%	14%	81%	7%	12%
December 31, 2014:
Collection re-age only	78%	8%	14%	78%	9%	13%
Modification only	88	2	10	92	2	6
Modification re-age	76	8	16	78	8	14
Total loans modified and/or re-aged	77%	8%	15%	79%	8%	13%

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

(3)	At March 31, 2015 and December 31, 2014, the outstanding receivable balance includes the following amounts related to receivables classified as held for sale.

HSBC Finance Corporation

	March 31, 2015	December 31, 2014
	(in millions)
Collection re-age only	$337	$257
Modifications only	16	10
Modification re-age	639	515
Total loans modified and/or re-aged	$992	$782
The following table provides additional information regarding real estate secured modified and/or re-aged loans during the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,	2015	2014
	(in millions)
Balance at beginning of period	$13,663	$16,564
Additions due to an account management action(1)	107	191
Payments(2)	(239)	(282)
Net charge-offs	(96)	(104)
Transfer to real estate owned	(34)	(43)
Receivables held for sale that have subsequently been sold	—	—
Change in lower of amortized cost or fair value on receivables held for sale	(12)	72
Balance at end of period	$13,389	$16,398

(1)	Includes collection re-age only, modification only, and modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.
In addition to the account management techniques discussed above, we also use deed-in-lieu and short sales to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and overall loss exposure given liquidation through foreclosure. Short sales also release the borrower from further obligation. From our perspective, total losses on deed-in-lieu and short sales are lower than expected total losses from foreclosed loans, or loans where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. While deed-in-lieu and short sales were used more extensively in prior years, during the three months ended March 31, 2015 we have used fewer of these account management techniques as many of the loans which in the past would have been resolved through a deed-in-lieu or short-sale have been sold as part of our receivable sale program.
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

HSBC Finance Corporation

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
In the second half of 2013, we expanded our current modification program to include principal write downs to customers meeting certain criteria. For qualifying customers, we determine the full amount contractually due, including unpaid principal balance, outstanding deferred interest and other ancillary disbursements that, by law, are reimbursable, and reduce the outstanding amount to a lower amount. However, in many cases this principal forgiveness does not change the carrying value of the receivable as many of these receivables had previously been written down to the lower of amortized cost or fair value of the collateral in accordance with our existing charge-off policies. During the three months ended March 31, 2015, we provided principal write downs totaling $22 million, which included $7 million for deferred interest and other ancillary disbursements. During the three months ended March 31, 2014, we provided principal write downs totaling $40 million, which included $11 million for deferred interest and other ancillary disbursements. The impact to the provision for credit losses was not material as these amounts were already included in our credit loss reserves.
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
The following table summarizes loans modified during the three months ended March 31, 2015 and 2014, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Three months ended March 31, 2015	2.2	$.3
Three months ended March 31, 2014	2.7	.4

(1)	Includes all loans modified during the three months ended March 31, 2015 and 2014 regardless of whether the loan was also re-aged.

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

HSBC Finance Corporation

	Quarter Ended
	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	407	415	509	467	433
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	36.4%	37.7%	53.9%	41.5%	38.3%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which had a carrying value of $582 million and $603 million at March 31, 2015 and December 31, 2014, respectively.
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
We continue to monitor and track information related to accounts that have been re-aged. First lien real estate secured products generally have less loss severity exposure than other products because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged or are subject to modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the expected loss severity based on the underlying collateral for the loan. TDR Loans are typically reserved for using a discounted cash flow methodology.
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

Re-age Table(1)(2)	March 31, 2015	December 31, 2014
	(dollars are in millions)
Total real estate secured receivables ever re-aged	$12,290	$12,461

Real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale
Re-aged in the last 6 months(3)	8.6%	8.4%
Re-aged in the last 7-12 months	8.7	9.6
Previously re-aged beyond 12 months	36.6	35.0
Total real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale	53.9%	53.0%

(1)
The receivable balance included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies and includes certain basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Additionally, the balance in this table related to receivables which have been classified as held for sale has been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At March 31, 2015 and December 31, 2014, the unpaid principal balance of re-ages without receipt of a payment totaled $335 million and $345 million, respectively.

HSBC Finance Corporation

(3)
During the three months ended March 31, 2015 and 2014, approximately 75 percent and 70 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent.

At March 31, 2015 and December 31, 2014, $1,523 million (12 percent of total re-aged loans in the Re-Age table) and $1,710 million (14 percent of total re-aged loans in the Re-Age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
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
Because our lending activities were primarily to individual consumers, we do not have receivables (including receivables held for sale) from any industry group that equal or exceed 10 percent of total receivables at March 31, 2015 or December 31, 2014. The following table reflects the percentage of consumer receivables (including receivables held for sale) by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables (including Receivables Held for Sale)
	March 31, 2015	December 31, 2014
California	9.3%	9.2%
New York	6.5	6.4
Pennsylvania	6.3	6.3
Ohio	6.3	6.4
Florida	5.6	5.3
Virginia	5.2	5.1

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
Due to affiliates totaled $6,945 million and $6,945 million at March 31, 2015 and December 31, 2014, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties. The following table summarizes maturities of amounts due to affiliates at March 31, 2015:

HSBC Finance Corporation

(in millions)
2015	$2,000
2016	500
2017	512
2018	2,500
2019	—
Thereafter	1,433
Total	$6,945
See Note 10, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
Short-Term Investments  Securities purchased under agreements to resell totaled $3,327 million and $3,863 million at March 31, 2015 and December 31, 2014, respectively. Interest bearing deposits at banks totaled $2,001 million at March 31, 2015 and $2,000 million at December 31, 2014 and were with HSBC Bank USA, National Association ("HSBC Bank USA"). Short-term investments decreased as compared with December 31, 2014 as a result of the retirement of debt, partially offset by the run-off of our liquidating receivable portfolios and the sale of REO properties.
Long-Term Debt (excluding amounts due to affiliates) decreased to $15,407 million at March 31, 2015 from $16,427 million at December 31, 2014. There were no issuances of long-term debt during the three months ended March 31, 2015 or 2014. Repayments of long-term debt totaled $545 million and $2,224 million during the three months ended March 31, 2015 and 2014, respectively. The following table summarizes maturities of long-term debt at March 31, 2015, including secured financings:

(in millions)
2015	$4,721
2016	5,142
2017	1,577
2018	289
2019	187
Thereafter	3,491
Total	$15,407
Secured financings previously issued under public trusts of $1,083 million at March 31, 2015 are secured by $1,984 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $1,489 million at December 31, 2014 were secured by $2,999 million of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars all foreign-denominated notes previously issued.
We use derivatives for managing interest rate and currency risk and have received loan commitments from affiliates, but we do not otherwise enter into off-balance sheet transactions.
Common Equity  During the three months ended March 31, 2015 and 2014, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
Selected capital ratios  In managing capital, we develop a target for tangible common equity to tangible assets. This ratio target is based on risks inherent in the portfolio and the projected operating environment and related risks. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

HSBC Finance Corporation

The following table summarizes selected capital ratios:

	March 31, 2015	December 31, 2014
Tangible common equity to tangible assets(1)	17.77%	17.33%
Common and preferred equity to total assets	22.94	22.29

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

In March 2015, the Federal Reserve Board informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2015 CCAR submission, including payment of dividends on outstanding preferred stock and trust preferred securities of HSBC North America and its subsidiaries. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
2015 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2015:

	Actual Jan. 1 through March 31, 2015	Estimated April 1 through December 31, 2015			Estimated Full Year 2015
	(in billions)
Funding needs:
Term debt maturities	$—	$6	-	$7	$6	-	$7
Secured financing maturities	—	1	-	1	1	-	1
Litigation bond	—	1	-	2	1	-	2
Total funding needs	$—	$8	-	$10	$8	-	$10
Funding sources:
Net asset attrition(1)	$1	$1	-	$1	$2	-	$2
Liquidation of short-term investments	—	4	-	5	4	-	5
Asset sales and transfers	—	1	-	1	1	-	1
HSBC and HSBC subsidiaries, including capital infusions	—	1	-	2	1	-	2
Other(2)	(1)	1	-	1	—	-	—
Total funding sources	$—	$8	-	$10	$8	-	$10

(1)	Net of receivable charge-offs.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.
For the remainder of 2015, the combination of cash generated from operations including balance sheet attrition, liquidation of short-term investments, funding from affiliates and asset sales will generate the liquidity necessary to meet our maturing debt obligations.

HSBC Finance Corporation

Off-Balance Sheet Arrangements

On October 17, 2013, the District Court entered a partial final judgment against us in the Jaffe litigation in the amount of approximately $2.5 billion. We are currently appealing this judgment. In addition to the partial judgment that has been entered, there also remains approximately $625 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the District Court. In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment while the appeal is on-going. The surety bond has a pricing term of three years and an annual fee of $7 million. To reduce costs associated with posting cash collateral with the insurance companies, the surety bond has been guaranteed by HSBC North America and we will pay HSBC North America a fee of $6 million annually for this guarantee. During the three months ended March 31, 2015 and 2014, we recorded expense of $2 million and $2 million, respectively, related to the surety bond and $2 million and $1 million, respectively, related to the guarantee provided by HSBC North America. See Note 21, "Commitments and Contingent Liabilities," in our 2014 Form 10-K for additional information.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives or changes in the fair value of receivables held for sale, REO or receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell affects the comparability of reported results between periods. Accordingly, our results for the three months ended March 31, 2015 should not be considered indicative of the results for any future period.
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

HSBC Finance Corporation

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2015 and December 31, 2014, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $764 million and $860 million, respectively. At March 31, 2015 and December 31, 2014, we had no Level 3 assets recorded at fair value on a recurring basis.
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
Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.
Transfers Between Level 2 and Level 3 Measurements  During the three months ended March 31, 2015 and 2014, we transferred certain real estate secured receivables held for sale from Level 3 to Level 2 prior to the sale of these receivables in the second quarter of 2015 and 2014, respectively.
See Note 13, “Fair Value Measurements,” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

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

•	Market risk is the risk that movements in market factors, including interest rates and foreign currency exchange rates, will reduce our income or the value of our portfolios;

•	Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to rate movements;

•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events (including legal risk);

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

HSBC Finance Corporation

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
See "Risk Management" in MD&A in our 2014 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections.
Credit Risk Management  Day-to-day management of credit risk is administered by the HSBC Finance Corporation Chief Risk Officer with ultimate reporting responsibility to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer, HSBC Group Managing Director, and to the HSBC Group Managing Director and HSBC Chief Risk Officer. Our credit and portfolio management procedures currently focus on effective collections and customer account management efforts for each loan. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. Our customer account management policies and practices are described under the caption “Credit Quality - Customer Account Management Policies and Practices” in MD&A. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2014 Form 10-K for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC Group standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At March 31, 2015 and December 31, 2014, all of our existing derivative contracts are with HSBC Bank USA, making them our sole counterparty in derivative transactions. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. The fair value of our agreements with HSBC Bank USA required us to provide collateral to the affiliate of $728 million at March 31, 2015 and $213 million at December 31, 2014, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.
There has been no significant change in our approach to credit risk management since December 31, 2014.
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

HSBC Finance Corporation

The stressed cash inflows include:

•	inflows (net of assumed discount required for an accelerated liquidation) expected to be generated from the realization of liquid assets;

•	contractual cash inflows from maturing assets that are not already reflected as a utilization of liquid assets;

•	planned asset sale proceeds; and

•	affiliate committed credit facilities.
Our one-month and three-month time horizon stressed coverage ratio as of March 31, 2015 were 529 percent and 156 percent, respectively. Our one-month and three-month time horizon stressed coverage ratio as of December 31, 2014 were 1,593 percent and 252 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.
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
HSBC North America has adjusted its liquidity profile to support compliance with these rules. HSBC North America may need to make further changes to its liquidity profile to support compliance with any future final rules. HSBC Finance Corporation may need to adjust its liquidity profile to support HSBC North America's compliance with these rules, but it is not anticipated to significantly impact our operations.
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

HSBC Finance Corporation

The following table summarizes our credit ratings at March 31, 2015 and December 31, 2014:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
As of March 31, 2015:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB-	Baa3	-
As of December 31, 2014:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB-	Baa3	-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. For example, in addition to the actions mentioned above, Moody's published in January 2015 a request for comment regarding new counterparty risk ratings which will be distinct from debt, deposit or issuer ratings in that it will measure default probability rather than expected loss, and will apply to counterparty obligations and contractual commitments rather than debt or deposit instruments. This new rating will provide an opinion on a bank's counterparty risk related to its covered bonds, contractual performance obligations (e.g. servicing), derivatives (e.g. swaps), letters of credit, certain guarantees and liquidity facilities. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. As of March 31, 2015, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
Other conditions that could negatively affect our liquidity include unforeseen capital requirements, a strengthening of the U.S. dollar, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC and its subsidiaries.
See “Liquidity and Capital Resources” for further discussion of our liquidity position.
There has been no significant change in our approach to liquidity risk management since December 31, 2014.
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
There has been no significant change in our approach to market risk management since December 31, 2014.
Interest Rate Risk Management  A principal part of our management of interest rate risk is to monitor the sensitivity of projected net interest income under varying interest rate scenarios (simulation modeling). We aim, through our management of interest rate risk, to mitigate the effect of prospective interest rate movements which could reduce future net interest income, while weighing the cost of such hedging activities on the current net revenue stream.
Projected net interest income sensitivity figures represent the effect of the pro forma movements in net interest income based on the projected yield curve scenarios and the current interest rate risk profile. This effect, however, does not incorporate actions which would probably be taken by us to mitigate the effect of interest rate risk.
The table below sets out the effect on our future net interest income of an incremental 25 basis points parallel rise or fall in rates at the beginning of each quarter over a 12 month period. Rates are not assumed to become negative in the down shock scenario which may effectively result in non-parallel shock. During the first quarter of 2015, modeling assumptions were revised to remove the impact of fair value option swaps and non-qualifying hedges from the analysis and to express the sensitivity as a percent of base line modeled net interest income. The figures presented below for December 31, 2014 have been revised to agree to this presentation. Assuming no management actions, a sequence of such rises would increase planned net interest income by $17 million for the twelve months following March 31, 2015 (increase by $27 million for the twelve months following December 31, 2014), while a sequence of such falls would decrease planned net interest income by $13 million for the twelve months following March

HSBC Finance Corporation

31, 2015 (decrease by $20 million for the twelve months following December 31, 2014). These amounts incorporate the effect of any option features in the underlying exposures.

	Amount	%
	(dollars are in millions)
At March 31, 2015:
Projected change in net interest income (reflects projected rate movements on January 1):
Change resulting from a gradual 25 basis point increase in interest rates at the beginning of each quarter	$17	2.7%
Change resulting from a gradual 25 basis point decrease in interest rates at the beginning of each quarter	(13)	(2.0)
At December 31, 2014:
Projected change in net interest income (reflects projected rate movements on January 1):
Change resulting from a gradual 25 basis point increase in interest rates at the beginning of each quarter	$27	4.5%
Change resulting from a gradual 25 basis point decrease in interest rates at the beginning of each quarter	(20)	(3.4)
The increase in net interest income following a hypothetical rate rise and the decrease in net interest income following a hypothetical rate reduction as compared with December 31, 2014 reflects updates of economic stress scenarios including housing price index assumptions, regular adjustments of asset and liability behavior assumptions, run-off of the balance sheet and model enhancements.
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
There has been no significant change in our approach to interest rate risk management since December 31, 2014.
Operational Risk Management  There has been no significant change in our approach to operational risk management since December 31, 2014.
Compliance Risk Management  There has been no significant change in our approach to compliance risk management since December 31, 2014.
Reputational Risk Management  There has been no significant change in our approach to reputational risk management since December 31, 2014.
Strategic Risk Management  There has been no significant change in our approach to strategic risk management since December 31, 2014.
Security and Fraud Risk Management  There has been no significant change in our approach to security and fraud risk management since December 31, 2014.
Model Risk Management There has been no significant change in our approach to model risk management since December 31, 2014.
Pension Risk Management There has been no significant change in our approach to pension risk management since December 31, 2014.

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
Group Reporting Basis A non-U.S. GAAP measure of reporting results in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards. For a reconciliation of Group Reporting Basis results to the comparable owned basis amounts, see Note 11, “Business Segments,” in the accompanying consolidated financial statements.
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
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures The following table provides a reconciliation for selected equity ratios:

	March 31, 2015	December 31, 2014
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$5,521	$5,548
Exclude:
Fair value option adjustment	(77)	(75)
Unrealized (gains) losses on cash flow hedging instruments	41	51
Postretirement benefit plan adjustments, net of tax	14	14
Tangible common equity	$5,499	$5,538
Tangible shareholders’ equity:
Tangible common equity	$5,499	$5,538
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of HSBC Finance Capital Trust IX(1)	1,000	1,000
Tangible shareholders’ equity	$8,074	$8,113
Tangible assets:
Total assets	$30,939	$31,960
Equity ratios:
Common and preferred equity to total assets	22.94%	22.29%
Tangible common equity to tangible assets	17.77	17.33
Tangible shareholders’ equity to tangible assets	26.10	25.38

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

See Note 14, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 35 for our legal proceedings disclosure, which is incorporated herein by reference.

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
At March 31, 2015, the HSBC Group had 11 loans outstanding to an Iranian petrochemical company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities.

HSBC Finance Corporation

Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. The repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
The HSBC Group held a sub-participation in a loan provided by another international bank to Bank Tejarat with a guarantee from the Government of Iran. This sub-participation was supported by the Italian Export Credit Agency. The facility matured in 2014 and the final claim for non-payment was paid by the Italian Export Credit Agency during the first quarter of 2015.
Licenses and relevant authorizations have been obtained from the competent authorities of the European Union with respect to the above transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for the first quarter of 2015, which includes interest and fees, was approximately $178,000, and net estimated profit was approximately $129,000. While the HSBC Group intends to continue to seek repayment under the existing loans, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during the first quarter of 2015 and approximately 20 remain outstanding.
There was no measurable gross revenue to the HSBC Group for the first quarter of 2015 under those guarantees. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in the first quarter of 2015. Estimated gross revenue to the HSBC Group in the first quarter of 2015 for this financial institution, which includes fees and/or commissions, was approximately $(57,700) and the estimated net profit was approximately $36,900. This customer relationship has generated negative revenue to the HSBC Group, given a negative interest rate assessed by the European Central Bank. The HSBC Group is currently paying the negative interest rate on behalf of its customers. In the first quarter of 2015, the HSBC Group applied for a license from the U.K. government for the option to collect the negative interest rate from this institution.

•
The HSBC Group acts as the trustee and administrator for pension schemes involving two employees of an U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank employees. The HSBC Group runs and operates these pension schemes in accordance with Hong Kong laws and regulations. Estimated gross revenue to the HSBC Group in the first quarter of 2015 generated by this pension scheme, which includes fees and/or commissions, was approximately $790. Fees are generally included in the price of the underlying investment funds. Therefore, the HSBC Group has not disclosed a separate net profit measure for this pension scheme.

The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the first quarter of 2015 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated in the first quarter of 2015.
Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. The HSBC Group has exercised a break clause in the lease and is in the process of exiting the property. The relationship will be terminated in 2015 and the HSBC Group closed the branch in the third quarter of 2014. There was no gross revenue or net profit to the HSBC Group in the first quarter of 2015.

HSBC Finance Corporation

The HSBC Group maintains an account for a corporate customer in Armenia for whom it received funds from an account at Bank Mellat CJSC Armenia for the sale of computer equipment. There was no gross revenue or net profit to the HSBC Group in the first quarter of 2015.
The HSBC Group maintains an account for a corporate customer in Oman for whom it received a check payment drawn on an account at Bank Melli in Oman for the sale of carpet-related products and services. There was no gross revenue or net profit to the HSBC Group in the first quarter of 2015.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the first quarter of 2015. In the first quarter of 2015, the HSBC Group also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group.

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

3(ii)
Bylaws of HSBC Finance Corporation, as Amended and Restated effective April 29, 2015 (incorporated by reference to Exhibit 3.2 to HSBC Finance Corporation's Current Report on Form 8-K filed May 1, 2015).

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss)for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Index

Account management policies and practices 59	Estimates and assumptions 9
Assets:	Executive overview 38
by business segment 28	Fair value measurements:
fair value of financial assets 31	assets and liabilities recorded at fair value on a recurring basis 32
fair value measurements 30	assets and liabilities recorded at fair value on a non-recurring basis 33
nonperforming 15, 58	fair value adjustments 30
Balance sheet (consolidated) 5	financial instruments 31
Basel III 37, 41	hierarchy 67
Basis of reporting 41	transfers into/out of Level 1 and Level 2 33, 68
Business:	transfers into/out of Level 2 and Level 3 33, 68
consolidated performance review 40	valuation control framework 30
focus 39	valuation techniques 34
Capital:	Financial highlights metrics 40
2015 funding strategy 66	Financial liabilities:
common equity movements 65	designated at fair value 19
consolidated statement of changes 6	fair value of financial liabilities 31
selected capital ratios 65	Forward looking statements 37
Cash flow (consolidated) 7	Funding 41, 64
Cautionary statement regarding forward-looking statements 37	Gain (loss) from debt designated at fair value and related derivatives 20
Compliance risk 72	Geographic concentration of receivables 64
Consumer business segment 27, 49	Impairment:
Contingent liabilities:	credit losses 15, 45
enhancement services products 10	nonaccrual receivables 11, 58
litigation 35	nonperforming receivables 15, 58
Controls and procedures 74	Income taxes 49
Credit quality 52	Internal control 74
Credit risk:	Interest income:
concentration 64	net interest income 44
management 69	sensitivity 71
Current environment 38	Interest rate risk 71
Derivatives:	Key performance indicators 40
cash flow hedges 22	Legal proceedings 35
fair value hedges 22	Liabilities:
income (expense) 46	financial liabilities designated at fair value 19
non-qualifying hedges 23	lines of credit 26
notional value 24	long-term debt 65
Discontinued operations 9	Liquidity and capital resources 64
Enhancement services products 10	Liquidity risk 69
Equity:	Litigation and regulatory matters 35
consolidated statement of changes 6
ratios 65

HSBC Finance Corporation

LTV Ratios 42	Reconciliation of Non-U.S. GAAP financial measures to U.S. GAAP financial measures 73
Loans and advances - see Receivables	Reconciliation of U.S. GAAP results to Group Reporting Basis 41
Loan impairment charges - see Provision for credit losses	Related party transactions 25
Market risk 71	Repurchase liability 47
Market turmoil - see Current environment	Reputational risk 72
Model risk 72	Results of operations 44
Mortgage Lending products 10, 42	Risk management:
Net interest income 44	compliance 72
New accounting pronouncements 36	credit 69
Off-balance sheet arrangements 67	interest rate 71
Operating expenses 48	liquidity 69
Operational risk 72	market 71
Other revenues 46	model 72
Pension and other postretirement benefits 25	operational 72
Performance, developments and trends 40	overview 68
Profit (loss) before tax:	pension 72
by segment - Group Reporting Basis 27	reputational 72
consolidated 3	security and fraud 72
Provision for credit losses 15, 45	strategic 72
Ratios:	Security and fraud risk 72
capital 65	Segment results - Group Reporting Basis:
charge-off (net) 57	consumer 27, 49
credit loss reserve related 53	overall summary 27, 49
delinquency 55	Selected financial data 40
earnings to fixed charges - Exhibit 12	Sensitivity:
efficiency 48	projected net interest income 71
financial 40	Statement of cash flows 7
Re-aged receivables 63	Statement of changes in shareholders' equity 6
Real estate owned 43	Statement of comprehensive income 4
Receivables:	Statement of income (loss) 3
by category 10, 42	Strategic initiatives and focus 39
by charge-off (net) 57	Strategic risk 72
by delinquency 55	Surety bond 26, 67
geographic concentration 64	Table of contents 2
held for sale 17	Tangible common equity to tangible assets 65
in process of foreclosure 14	Tax expense 49
modified and/or re-aged 59	Troubled debt restructures 12, 54
nonaccrual 11, 58	Variable interest entities 29
overall review 42
risk concentration 64
troubled debt restructures 12, 54

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 5, 2015

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

3(ii)
Bylaws of HSBC Finance Corporation, as Amended and Restated effective April 29, 2015 (incorporated by reference to Exhibit 3.2 to HSBC Finance Corporation's Current Report on Form 8-K filed May 1, 2015).

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss)for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.