Form 10-Q
period 2015-06-30
HSBC Finance Corp
filed 2015-08-03
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

PART I

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest income	$407	$492	$839	$998
Interest expense on debt held by:
Non-affiliates	186	211	381	427
HSBC affiliates	53	56	106	114
Interest expense	239	267	487	541
Net interest income	168	225	352	457
Provision for credit losses	192	(197)	219	(195)
Net interest income after provision for credit losses	(24)	422	133	652
Other revenues:
Derivative related income (expense)	90	(90)	(7)	(180)
Gain on debt designated at fair value and related derivatives	74	42	133	73
Servicing and other fees from HSBC affiliates	6	6	12	14
Lower of amortized cost or fair value adjustment on receivables held for sale	(54)	97	(71)	208
Other income	22	(8)	29	14
Total other revenues	138	47	96	129
Operating expenses:
Salaries and employee benefits	61	51	103	107
Occupancy and equipment expenses, net	8	9	16	18
Real estate owned expenses	1	—	5	12
Other administrative expenses	394	(12)	434	68
Support services from HSBC affiliates	58	73	112	133
Total operating expenses	522	121	670	338
Income (loss) from continuing operations before income tax	(408)	348	(441)	443
Income tax expense (benefit)	(200)	112	(228)	95
Income (loss) from continuing operations	(208)	236	(213)	348
Discontinued operations (Note 2):
Loss from discontinued operations before income tax	(9)	(9)	(9)	(20)
Income tax benefit	1	2	1	7
Loss from discontinued operations	(8)	(7)	(8)	(13)
Net income (loss)	$(216)	$229	$(221)	$335

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net income (loss)	$(216)	$229	$(221)	$335
Other comprehensive income, net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	9	9	20	23
Other comprehensive income, net of tax	9	9	20	23
Total comprehensive income (loss)	$(207)	$238	$(201)	$358

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2015	December 31, 2014
	(in millions, except share data)
Assets
Cash	$153	$157
Interest bearing deposits with banks	2,002	2,000
Securities purchased under agreements to resell	1,092	3,863
Receivables, net (including $1.9 billion and $3.0 billion at June 30, 2015 and December 31, 2014, respectively, collateralizing long-term debt and net of credit loss reserves of $408 million and $2.2 billion at June 30, 2015 and December 31, 2014, respectively)	10,049	21,242
Receivables held for sale	10,310	860
Properties and equipment, net	60	63
Real estate owned	123	159
Deferred income taxes, net	2,669	2,444
Other assets	1,044	1,109
Assets of discontinued operations	21	63
Total assets	$27,523	$31,960
Liabilities
Debt:
Due to affiliates (including $500 million and $512 million at June 30, 2015 and December 31, 2014, respectively, carried at fair value)	$5,931	$6,945
Long-term debt (including $4.6 billion and $6.8 billion at June 30, 2015 and December 31, 2014, respectively, carried at fair value and $1.0 billion and $1.5 billion at June 30, 2015 and December 31, 2014, respectively, collateralized by receivables)	12,988	16,427
Total debt	18,919	23,372
Derivative related liabilities	63	82
Liability for postretirement benefits	214	221
Other liabilities	1,405	1,091
Liabilities of discontinued operations	60	71
Total liabilities	20,661	24,837
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding at both June 30, 2015 and December 31, 2014)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding at both June 30, 2015 and December 31, 2014)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued and outstanding at both June 30, 2015 and December 31, 2014)	—	—
Additional paid-in-capital	23,989	23,987
Accumulated deficit	(18,657)	(18,374)
Accumulated other comprehensive loss	(45)	(65)
Total common shareholder’s equity	5,287	5,548
Total shareholders’ equity	6,862	7,123
Total liabilities and shareholders’ equity	$27,523	$31,960

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30,	2015	2014
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,575	$1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in-capital
Balance at beginning of period	23,987	23,968
Employee benefit plans, including transfers and other	2	(5)
Balance at end of period	23,989	23,963
Accumulated deficit
Balance at beginning of period	(18,374)	(18,774)
Net income (loss)	(221)	335
Dividends on preferred stock	(62)	(62)
Balance at end of period	(18,657)	(18,501)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(65)	(108)
Other comprehensive income	20	23
Balance at end of period	(45)	(85)
Total common shareholder’s equity at end of period	5,287	5,377
Total shareholders' equity at end of period	$6,862	$6,952

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2015	2014
	(in millions)
Cash flows from operating activities
Net income (loss)	$(221)	$335
Loss from discontinued operations	(8)	(13)
Income (loss) from continuing operations	(213)	348
Adjustments to reconcile income (loss) to net cash used in operating activities:
Provision for credit losses	219	(195)
Lower of amortized cost or fair value adjustment on receivables held for sale	71	(208)
Gain on sale of real estate owned, including lower of amortized cost or fair value adjustments	(4)	(12)
Depreciation and amortization	4	4
Mark-to-market on debt designated at fair value and related derivatives	(16)	63
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	(380)	(79)
Net change in other assets	(160)	193
Net change in other liabilities	326	(143)
Other, net	(9)	50
Cash provided by (used in) operating activities – continuing operations	(162)	21
Cash provided by operating activities – discontinued operations	20	55
Cash provided by (used in) operating activities	(142)	76

Cash flows from investing activities
Net change in securities purchased under agreements to resell	2,771	1,280
Net change in interest bearing deposits with banks	(2)	—
Receivables:
Net collections	1,052	1,013
Proceeds from sales of receivables	321	950
Proceeds from sales of real estate owned	113	309
Cash provided by investing activities – continuing operations	4,255	3,552
Cash provided by investing activities – discontinued operations	—	—
Cash provided by investing activities	4,255	3,552

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Six Months Ended June 30,	2015	2014
	(in millions)

Cash flows from financing activities
Debt:
Net change in due to affiliates	(1,002)	(1,001)
Long-term debt retired	(3,054)	(2,545)
Shareholders’ dividends	(62)	(62)
Cash used in financing activities – continuing operations	(4,118)	(3,608)
Cash used in financing activities – discontinued operations	—	—
Cash used in financing activities	(4,118)	(3,608)
Net change in cash	(5)	20
Cash at beginning of period(1)	175	198
Cash at end of period(2)	$170	$218
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$74	$155
Transfer of receivables to held for sale	10,002	534

(1)	Cash at beginning of period includes $18 million and $23 million for discontinued operations as of January 1, 2015 and 2014, respectively.

(2)	Cash at end of period includes $17 million and $23 million for discontinued operations as of June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	9	Pension and Other Postretirement Benefits	29
2	Discontinued Operations	9	10	Related Party Transactions	30
3	Receivables	11	11	Business Segments	33
4	Credit Loss Reserves	16	12	Variable Interest Entities	35
5	Receivables Held for Sale	18	13	Fair Value Measurements	36
6	Fair Value Option	23	14	Litigation and Regulatory Matters	41
7	Derivative Financial Instruments	24	15	New Accounting Pronouncements	42
8	Accumulated Other Comprehensive Income (Loss)	29

1.	Organization and Basis of Presentation

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
The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant losses recognized historically and the challenges we anticipate with respect to a sustained return to profitability under prevailing and forecasted economic and business conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund continuing operations.
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

2012 Discontinued Operations:
Commercial In 2012, we began reporting our Commercial business in discontinued operations as there were no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. At June 30, 2015 and December 31, 2014, assets of our Commercial business totaled $21 million and $62 million, respectively. There were no liabilities in our Commercial business at either June 30, 2015 or December 31, 2014. The following table summarizes the operating results of our discontinued Commercial business for the periods presented:

HSBC Finance Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net interest income and other revenues	$1	$4	$8	$6
Income from discontinued operations before income tax	1	3	5	4
2011 Discontinued Operations:
Card and Retail Services In May 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. ("HSBC USA") and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value.
The following table summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net interest income and other revenues	$—	$—	$—	$—
Income (loss) from discontinued operations before income tax(1)	(10)	(12)	(14)	(24)

(1)
For the three and six months ended June 30, 2015, the amounts primarily relate to legal accruals. For the three and six months ended June 30, 2014, the amounts include expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One.

There were no assets in our discontinued Card and Retail Services business at June 30, 2015. At December 31, 2014, assets of our discontinued Card and Retail Services business totaled $1 million. Liabilities of our Card and Retail Services business totaled $60 million and $71 million, at June 30, 2015 and December 31, 2014, respectively, which primarily consists of certain legal accruals.
Through our discontinued Cards and Retail Services business, we previously offered or participated in the marketing, distribution, or servicing of products, such as identity theft protection and credit monitoring products, that were ancillary to the provision of credit to the consumer (enhancement services products). We ceased the marketing, distribution and servicing of these products by May 2012. The offering and administration of these, and other enhancement services products such as debt protection products, has been the subject of enforcement actions against other institutions by regulators, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation. These enforcement actions have resulted in orders to pay restitution to customers and the assessment of penalties in substantial amounts. We have made restitution to certain customers in connection with certain enhancement services products and we continue to cooperate with our regulators in connection with their on-going review. In light of the actions regulators have taken in relation to other credit card issuers regarding their enhancement services products, one or more regulators may order us to pay additional restitution to customers and/or impose civil money penalties or other relief arising from our prior offering and administration of such enhancement services products. In light of the actions taken by regulators with respect to other credit card issuers, our own past remediation, together with consideration of mitigating factors, including any differences between product features offered and actions we have taken as compared to other credit card issuers, the range of reasonably possible losses for any additional remediation, if ordered by our regulators, in excess of our recorded liability, including civil money penalties, is between zero and $0.5 billion at June 30, 2015.

HSBC Finance Corporation

3.	Receivables

Receivables consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Real estate secured:
First lien	$8,235	$20,153
Second lien	2,072	2,517
Total real estate secured receivables	10,307	22,670
Accrued interest income and other	150	789
Credit loss reserve for receivables	(408)	(2,217)
Total receivables, net	$10,049	$21,242
In June 2015, we expanded our receivable sales program which resulted in the transfer of receivables with a carrying value of $11,399 million, including accrued interest, to held for sale. See Note 5, "Receivables Held for Sale," for additional information.
Deferred origination fees, net of costs, totaled $63 million and $159 million at June 30, 2015 and December 31, 2014, respectively, and are included in the receivables balance. Net unamortized premium on our receivables totaled $45 million and $76 million at June 30, 2015 and December 31, 2014, respectively, and are also included in the receivables balance.
Collateralized funding transactions  Secured financings previously issued under public trusts with a balance of $1,012 million at June 30, 2015 are secured by $1,915 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $1,489 million at December 31, 2014 were secured by $2,999 million of closed-end real estate secured receivables.
Aging Analysis of Past Due Receivables The following tables summarize the past due status of our receivables at June 30, 2015 and December 31, 2014. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the terms of the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-aging.

	Past Due		Total Past Due		Total Receivables(2)
June 30, 2015	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$202	$242	$444	$7,791	$8,235
Second lien	107	66	173	1,899	2,072
Total real estate secured receivables	$309	$308	$617	$9,690	$10,307

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2014	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$1,572	$902	$2,474	$17,679	$20,153
Second lien	165	100	265	2,252	2,517
Total real estate secured receivables	$1,737	$1,002	$2,739	$19,931	$22,670

(1)	Receivables less than 30 days past due are presented as current.

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

HSBC Finance Corporation

Nonaccrual receivables Nonaccrual receivables and nonaccrual receivables held for sale are all receivables which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged such that the contractual delinquency status has been reset to current. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.
Nonaccrual receivables and nonaccrual receivables held for sale consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Nonaccrual receivable portfolios(1):
Real estate secured(2)	$320	$1,024
Receivables held for sale(3)	806	509
Total nonaccrual receivables(4)	$1,126	$1,533

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

(2)
At June 30, 2015 and December 31, 2014, nonaccrual real estate secured receivables held for investment include $208 million and $417 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
For a discussion of the movements between the components of nonaccrual receivables, see Note 5, "Receivables Held for Sale," which includes discussion of the expansion of our receivable sales program in the second quarter of 2015.

(4)
Nonaccrual receivables do not include receivables totaling $499 million and $627 million at June 30, 2015 and December 31, 2014, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

The following table provides additional information on our total nonaccrual receivables:

Six Months Ended June 30,	2015	2014
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$81	$176
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period	19	31
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
Modifications for real estate secured receivables may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive for a period of time in future periods. By lowering the interest rate and making other changes to the loan terms, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Re-aging is an account management action that results in the resetting of the contractual delinquency status of an account to current which generally requires the receipt of two qualifying payments. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rate which generally results in a higher reserve requirement for these loans. The portion of the credit loss reserves on TDR Loans that is associated with the discounting of cash flows is released from credit loss reserves over the life of the TDR Loan. There are

HSBC Finance Corporation

no credit loss reserves associated with TDR Loans classified as held for sale as they are carried at the lower of amortized cost or fair value.
The following table presents information about receivables and receivables held for sale which as a result of any account management action taken during the three and six months ended June 30, 2015 and 2014 became classified as TDR Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Real estate secured:
First lien	$17	$169	$142	$394
Second lien	12	23	28	51
Real estate secured receivables held for sale	77	25	87	44
Total(1)	$106	$217	$257	$489

(1)	The following table summarizes the actions taken during the three and six months ended June 30, 2015 and 2014 which resulted in the above receivables being classified as a TDR Loan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Modifications, primarily interest rate modifications	$40	$80	$100	$164
Re-age of past due account	66	137	157	325
Total	$106	$217	$257	$489
During the first quarter of 2015, it was determined that loan balances totaling $160 million previously reported as modifications in the table above during the first quarter of 2014 should have been reported as a re-age. Accordingly, the modification and re-age information presented in the table above for the six months ended June 30, 2014 has been adjusted to reflect the corrected classification. The total amounts reported remain unchanged.
Receivables and receivables held for sale reported as TDR Loans are summarized in the table below. The trends reflected in this table reflect the impact of the transfer of additional receivables to held for sale as a result of the expansion of the receivable sales program as the majority of the receivables transferred to held for sale were previously classified as TDR Loans.

	June 30, 2015	December 31, 2014
	(in millions)
TDR Loans:(1)(2)
Real estate secured:
First lien(3)	$1,043	$9,630
Second lien(3)	698	915
Real estate secured receivables held for sale(4)	7,433	650
Total real estate secured TDR Loans	$9,174	$11,195

Credit loss reserves for TDR Loans:(5)
Real estate secured:
First lien	$139	$1,738
Second lien	159	244
Total credit loss reserves for real estate secured TDR Loans(4)	$298	$1,982

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

(2)	The following table reflects the unpaid principal balance of TDR Loans:

HSBC Finance Corporation

	June 30, 2015	December 31, 2014
	(in millions)
Real estate secured:
First lien	$1,187	$9,931
Second lien	792	1,050
Real estate secured receivables held for sale	9,358	1,004
Total real estate secured TDR Loans	$11,337	$11,985
At June 30, 2015 and December 31, 2014, the unpaid principal balances reflected above include $683 million and $549 million, respectively, which have received a reduction in the unpaid principal balance as part of an account management action.

(3)
At June 30, 2015 and December 31, 2014, TDR Loans held for investment totaling $256 million and $517 million, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)	There are no credit loss reserves associated with receivables classified as held for sale as they are carried at the lower of amortized cost or fair value.

(5)	Included in credit loss reserves.
The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Real estate secured:
First lien	$7	$94	$62	$236
Second lien	5	14	14	31
Real estate secured receivables held for sale	37	7	39	23
Total	$49	$115	$115	$290
The following table provides additional information relating to TDR Loans, including TDR Loans held for sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$9,715	$11,722	$9,972	$11,856
Second lien	864	985	884	1,010
Total average balance of TDR Loans	$10,579	$12,707	$10,856	$12,866
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$175	$200	$355	$406
Second lien	22	24	44	49
Total interest income recognized on TDR Loans	$197	$224	$399	$455

HSBC Finance Corporation

Consumer Receivable Credit Quality Indicators  Credit quality indicators used for consumer receivables include a loan’s delinquency status, whether the loan is performing and whether the loan is a TDR Loan.
Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio. As previously discussed, in June 2015 we expanded our receivable sales program and transferred receivables with a carrying value of $11,399 million, including accrued interest, to held for sale during the second quarter of 2015 which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio between periods.

	June 30, 2015		December 31, 2014
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured receivables(1):
First lien	$302	3.67%	$1,388	6.89%
Second lien	101	4.87	154	6.12
Real estate secured receivables held for sale	1,108	10.75	530	61.63
Total real estate secured receivables(2)	$1,511	7.33%	$2,072	8.81%

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

(2)	At June 30, 2015 and December 31, 2014, total real estate secured receivables includes $615 million and $745 million, respectively, that are in the process of foreclosure.
Nonperforming The following table summarizes the status of receivables and receivables held for sale.

	Accruing Loans	Nonaccrual Loans(4)	Total
	(in millions)
At June 30, 2015(1)
Real estate secured(2)(3)	$9,987	$320	$10,307
Real estate secured receivables held for sale	9,504	806	10,310
Total	$19,491	$1,126	$20,617
At December 31, 2014(1)
Real estate secured(2)(3)	$21,646	$1,024	$22,670
Real estate secured receivables held for sale	351	509	860
Total	$21,997	$1,533	$23,530

(1)
The receivable balances included in this table reflect the current carrying amount of the loan excluding certain basis adjustments to the loan such as deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased receivables.

(2)
At June 30, 2015 and December 31, 2014, nonaccrual real estate secured receivables held for investment include $208 million and $417 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
At June 30, 2015 and December 31, 2014, nonaccrual real estate secured receivables held for investment include $197 million and $739 million, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

(4)
Nonaccrual loans do not include receivables totaling $499 million and $627 million at June 30, 2015 and December 31, 2014, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

Troubled debt restructurings  See discussion of TDR Loans above for further details on this credit quality indicator.

HSBC Finance Corporation

4.	Credit Loss Reserves

The following table summarizes the changes in credit loss reserves by product and the related receivable balance by product during the three and six months ended June 30, 2015 and 2014:

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Three Months Ended June 30, 2015:
Credit loss reserve rollforward:
Credit loss reserve balances at beginning of period	$1,839	$271	$—	$2,110
Provision for credit losses(1)	167	25	—	192
Net charge-offs:
Charge-offs(1)(2)	(1,808)	(90)	—	(1,898)
Recoveries	2	2	—	4
Total net charge-offs	(1,806)	(88)	—	(1,894)
Credit loss reserve balance at end of period	$200	$208	$—	$408
Six Months Ended June 30, 2015:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$1,898	$319	$—	$2,217
Provision for credit losses(1)	204	15	—	219
Net charge-offs:
Charge-offs(1)(2)	(1,916)	(129)	—	(2,045)
Recoveries	14	3	—	17
Total net charge-offs	(1,902)	(126)	—	(2,028)
Credit loss reserve balance at end of period	$200	$208	$—	$408
Reserve components:
Collectively evaluated for impairment	$57	$49	$—	$106
Individually evaluated for impairment(3)	129	159	—	288
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	13	—	—	13
Receivables acquired with deteriorated credit quality	1	—	—	1
Total credit loss reserves	$200	$208	$—	$408
Receivables:
Collectively evaluated for impairment	$7,105	$1,366	$—	$8,471
Individually evaluated for impairment(3)	806	679	—	1,485
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	315	26	—	341
Receivables acquired with deteriorated credit quality	9	1	—	10
Total receivables	$8,235	$2,072	$—	$10,307
Three Months Ended June 30, 2014:
Credit loss reserve rollforward:
Credit loss reserve balances at beginning of period	$2,526	$471	$—	$2,997
Provision for credit losses	(115)	(69)	(13)	(197)
Net charge-offs:
Charge-offs(2)	(143)	(52)	—	(195)
Recoveries	28	46	13	87
Total net charge-offs	(115)	(6)	13	(108)
Credit loss reserve balance at end of period	$2,296	$396	$—	$2,692
Six Months Ended June 30, 2014:

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$2,777	$496	$—	$3,273
Provision for credit losses	(139)	(39)	(17)	(195)
Net charge-offs:
Charge-offs(2)	(391)	(115)	—	(506)
Recoveries	49	54	17	120
Total net charge-offs	(342)	(61)	17	(386)
Credit loss reserve balance at end of period	$2,296	$396	$—	$2,692
Reserve components:
Collectively evaluated for impairment	$299	$77	$—	$376
Individually evaluated for impairment(3)	1,946	318	—	2,264
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	49	—	—	49
Receivables acquired with deteriorated credit quality	2	1	—	3
Total credit loss reserves	$2,296	$396	$—	$2,692
Receivables:
Collectively evaluated for impairment	$11,279	$1,810	$—	$13,089
Individually evaluated for impairment(3)	9,575	948	—	10,523
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	819	31	—	850
Receivables acquired with deteriorated credit quality	9	2	—	11
Total receivables	$21,682	$2,791	$—	$24,473

(1)
The provision for credit losses and charge-offs for real estate secured receivables during the three and six months ended June 30, 2015 includes $220 million related to the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale in June 2015. See Note 5, "Receivables Held for Sale," for additional information. The provision for credit losses for real estate secured receivables during the six months ended June 30, 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the three and six months ended June 30, 2015 and 2014 and, accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $1,578 million and $1,593 million during the three and six months ended June 30, 2015 compared with $18 million and $38 million during the three and six months ended June 30, 2014, respectively.

(3)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $256 million and $544 million at June 30, 2015 and 2014, respectively. The reserve component above excludes credit loss reserves totaling $10 million and $34 million at June 30, 2015 and 2014, respectively, for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. These receivables and credit loss reserves are reflected within receivables and credit loss reserves carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

HSBC Finance Corporation

5.	Receivables Held for Sale

Real Estate Secured Receivables Real estate secured receivables held for sale which are carried at the lower of amortized cost or fair value are comprised of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Real estate secured receivables held for sale:
First lien	$10,152	$860
Second lien	158	—
Total real estate secured receivables held for sale	$10,310	$860
As discussed in prior filings, we initiate sale activities for first lien real estate secured receivables in our held for investment portfolio when a receivable meets pre-determined criteria and is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due).
In June 2015, we decided to expand our sales program to include substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables which resulted in the transfer of receivables with a carrying value of $11,399 million, including accrued interest, to receivables held for sale as we no longer had the intent to hold these receivables. Upon transferring these receivables to held for sale, we recorded an initial lower of amortized cost or fair value adjustment of $220 million in the second quarter of 2015, all of which was attributed to credit factors and recorded as a component of the provision for credit losses as there was no objective, verifiable evidence to indicate non-credit factors were associated with the decline in fair value. The expansion of our sales program will accelerate our existing run-off strategy and, as a result, during the second quarter of 2015, we recorded pre-tax expense of $22 million for severance costs related to approximately 700 employees over the course of our receivable sales program.
During the three and six months ended June 30, 2015, under our expanded sales program we transferred real estate secured receivables to held for sale with a total unpaid principal balance (excluding accrued interest) of approximately $11,000 million and $11,431 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $11,504 million and $11,815 million, including accrued interest, during the three and six months ended June 30, 2015, respectively. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During both the three and six months ended June 30, 2015, we recorded an initial lower of amortized cost or fair value adjustment of $220 million associated with the newly transferred loans all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss).
During the three and six months ended June 30, 2015, we recorded $53 million and $69 million, respectively, of additional lower of amortized cost or fair value adjustment on receivables held for sale as a result of a change in the estimated pricing on specific pools of loans.
During the three and six months ended June 30, 2014, we transferred real estate secured receivables to held for sale with an unpaid principal balance (excluding accrued interest) of approximately $430 million and $869 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $332 million and $674 million, including accrued interest, for the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2014 we recorded an initial lower of amortized cost or fair value adjustment of $42 million and $102 million, respectively, associated with the newly transferred loans, all of which was attributable to non-credit related factors and recorded as a component of total other revenues in the consolidated statement of income (loss). These receivables were already carried at the lower of amortized cost or fair value of the collateral less cost to sell.
During the three and six months ended June 30, 2014, we reversed $137 million and $313 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the fair value of the real estate secured receivables held for sale as conditions in the housing industry showed improvement during the first six months of 2014 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.

HSBC Finance Corporation

Historically, receivables held for sale have been sold to investors or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables have been classified as real estate owned ("REO") and sold. As we continue to work with borrowers, we have also historically agreed to short sales whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. Accordingly, based on the projected timing of loan sales and the expected flow of foreclosure volume into REO or settled through a short sale, a portion of the real estate secured receivables classified as held for sale will ultimately become REO or settled through a short sale. As a result, a portion of the non-credit fair value adjustment on receivables held for sale may be reversed in earnings over time. The following table summarizes the activity of real estate secured receivables either transferred to REO or the underlying collateral sold in a short sale during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Carrying value of real estate secured receivables:
Transferred to REO after obtaining title to the underlying collateral	$22	$47	$46	$117
Underlying collateral sold in a short sale	15	20	26	31
Impact to lower of amortized cost or fair value adjustment previously recorded resulting from the transfer to REO or short sales:
Transferred to REO after obtaining title to the underlying collateral	—	(2)	—	2
Underlying collateral sold in a short sale	1	—	2	1

HSBC Finance Corporation

Receivable Held for Sale Activity During the Period The following table summarizes the activity in receivables held for sale during the three and six months ended June 30, 2015 and 2014:

Receivables Held for Sale
(in millions)
Three Months Ended June 30, 2015:
Real estate secured receivables held for sale at beginning of period	$1,097
Real estate secured receivable sales	(301)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(54)
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(37)
Change in real estate secured receivable balance, including collections	(101)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	9,706
Real estate secured receivables held for sale at end of period(3)	$10,310

Six Months Ended June 30, 2015:
Real estate secured receivables held for sale at beginning of period	$860
Real estate secured receivable sales	(301)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(71)
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(72)
Change in real estate secured receivable balance, including collections	(108)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	10,002
Real estate secured receivables held for sale at end of period(3)	$10,310

Three Months Ended June 30, 2014:
Real estate secured receivables held for sale at beginning of period	$2,420
Real estate secured receivable sales	(884)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	139
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(67)
Change in real estate secured receivable balance, including collections	(6)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	272
Real estate secured receivables held for sale at end of period(3)	$1,874

Six Months Ended June 30, 2014:
Real estate secured receivables held for sale at beginning of period	$2,047
Real estate secured receivable sales	(884)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	310
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(148)
Change in real estate secured receivable balance, including collections	23
Transfer of real estate secured receivables into held for investment at the lower of amortized cost or fair value(4)	(8)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	534
Real estate secured receivables held for sale at end of period(3)	$1,874

(1)
The initial lower of amortized cost or fair value adjustment on receivables transferred into held for sale during both the three and six months ended June 30, 2015, totaled $220 million compared with $42 million and $102 million during the three and six months ended June 30, 2014, respectively.

(2)	Amount includes any accrued interest associated with the receivable.

(3)
The following table provides a rollforward of our valuation allowance for the three and six months ended June 30, 2015 and 2014. See Note 13, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

HSBC Finance Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Balance at beginning of period	$—	$165	$—	$329
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	—	42	—	102
Increase in (release of) valuation allowance resulting from changes in fair value	53	(139)	69	(310)
Valuation allowance on real estate secured receivables transferred to held for investment	—	—	—	(4)
Change in valuation allowance for loans sold	(21)	—	(21)	—
Change in valuation allowance for collections, charged-off, transferred to REO or short sale	1	(68)	(15)	(117)
Balance at end of period	$33	$—	$33	$—

(4)
During the first quarter of 2014, we identified a small number of receivables held for sale which did not meet our criteria to be classified as held for sale. As a result we transferred these receivables to held for investment at the lower of amortized cost or fair value.

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment during the three and six months ended June 30, 2015 and 2014:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
	Fair Value	REO	Short Sales	Total
	(in millions)
(Income)/Expense:
Three Months Ended June 30, 2015:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$220	$—	$—	$220
Other revenues:
Initial lower of amortized cost or fair value adjustment	—	—	—	—
Subsequent to initial transfer to held for sale	53	—	1	54
Lower of amortized cost or fair value adjustment recorded through other revenues	53	—	1	54
Lower of amortized cost or fair value adjustment	$273	$—	$1	$274

Three Months Ended June 30, 2014:
Lower of amortized cost or fair value adjustments recorded as a component of other revenues:
Initial lower of amortized cost or fair value adjustment(2)	$42	$—	$—	$42
Subsequent to initial transfer to held for sale	(137)	(2)	—	(139)
Lower of amortized cost or fair value adjustment recorded through other revenues(3)	$(95)	$(2)	$—	$(97)

Six Months Ended June 30, 2015:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$220	$—	$—	$220
Other revenues:
Initial lower of amortized cost or fair value adjustment	—	—	—	—
Subsequent to initial transfer to held for sale	69	—	2	71
Lower of amortized cost or fair value adjustment recorded through other revenues	69	—	2	71
Lower of amortized cost or fair value adjustment	$289	$—	$2	$291

Six Months Ended June 30, 2014:
Lower of amortized cost or fair value adjustments recorded as a component of other revenues:
Initial lower of amortized cost or fair value adjustment(2)	$102	$—	$—	$102
Subsequent to initial transfer to held for sale	(313)	2	1	(310)
Lower of amortized cost or fair value adjustment recorded through other revenues(3)	$(211)	$2	$1	$(208)

(1)
The portion of the initial lower of amortized cost or fair value adjustment attributable to credit factors was recorded as provision for credit losses in the consolidated statement of income (loss). This portion of the initial lower of amortized cost or fair value adjustment was attributed to credit factors as there was no objective, verifiable evidence to indicate non-credit factors were associated with the decline in fair value.

(2)
The portion of the initial lower of amortized cost or fair value adjustment which reflects the impact on value caused by current marketplace conditions including changes in interest rates was recorded as a component of total other revenues in the consolidated statement income (loss).

HSBC Finance Corporation

(3)
During three and six months ended June 30, 2014, no initial lower of amortized cost or fair value adjustment was attributed to credit factors and recorded as a provision for credit losses. The entire adjustment was attributable to non-credit related factors as these receivables were already carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

We have elected to apply fair value option ("FVO") reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. The following table summarizes fixed rate debt issuances accounted for under FVO:

	June 30, 2015	December 31, 2014
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$4,598	$6,762
Due to affiliates	500	512
Total fixed rate debt accounted for under FVO	$5,098	$7,274

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$4,858	$6,888

Fixed rate long-term debt not accounted for under FVO	$5,050	$5,863

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $353 million at June 30, 2015 and decreased the debt balance by $146 million at December 31, 2014.

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
The following table summarizes the components of the gain on debt designated at fair value and related derivatives for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$64	$28	$113	$64
Credit risk component	8	(9)	34	(25)
Total mark-to-market on debt designated at fair value	72	19	147	39
Mark-to-market on the related derivatives(1)(2)	(54)	(45)	(131)	(102)
Net realized gains on the related derivatives(1)	56	68	117	136
Gain on debt designated at fair value and related derivatives	$74	$42	$133	$73

(1)
The derivatives associated with debt designated at fair value are economic hedges but do not qualify for hedge accounting. See Note 7, "Derivative Financial Instruments," for additional discussion of these non-qualifying hedges.

(2)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a loss of $83 million and a gain of $17 million during the three months ended June 30, 2015 and 2014, respectively, and a gain of $207 million and a gain of $15 million for the six months ended June 30, 2015 and 2014, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a gain of $83 million and a loss of $17 million during the three months ended June 30, 2015 and 2014, respectively, and a loss of $207 million and a loss of $15 million for the six months ended June 30, 2015 and 2014, respectively.

HSBC Finance Corporation

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of our interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $239 million and $386 million at June 30, 2015 and December 31, 2014, respectively.
The change in the fair value of the debt and the change in value of the related derivatives during the three and six months ended June 30, 2015 and 2014 reflects the following:

•
Interest rate curve – During the three and six months ended June 30, 2015 and 2014, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative, although the net impact was more pronounced during the current year periods. As these items near maturity, their values are less sensitive to interest rate movements. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•
Credit – Our secondary market credit spreads widened during the three and six months ended June 30, 2015 as compared with a tightening of our secondary market credit spreads during the three and six months ended June 30, 2014.

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

HSBC Finance Corporation

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
Control Over Valuation Process and Procedures  A control framework has been established which is designed to ensure that fair values are validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the measurement of fair values rests with the HSBC U.S. Valuation Committee. The HSBC U.S. Valuation Committee establishes policies and procedures to ensure appropriate valuations. Fair values for derivatives are measured by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Markets Independent Model Review Team of an HSBC affiliate. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indices and therefore demonstrate a similar response to market factors.
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
At both June 30, 2015 and December 31, 2014, all of our existing derivative contracts are with HSBC Bank USA, making them our sole counterparty in derivative transactions. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with the affiliate counterparty requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with the affiliate counterparty required us to provide collateral to the affiliate of $543 million at June 30, 2015 and $213 million at December 31, 2014, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as derivative financial assets or derivative related liabilities which are included as a component of other assets and other liabilities, respectively. At June 30, 2015 and December 31, 2014, we had derivative contracts with a notional amount of $12.2 billion and $14.0 billion, respectively, all of which is outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

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

	June 30, 2015		December 31, 2014
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges associated with debt:
Interest rate swaps	$2	$(45)	$7	$(74)
Currency swaps	136	(208)	97	(133)
Cash flow hedges	138	(253)	104	(207)

Non-qualifying hedge activities:
Derivatives not designated as hedging instruments:
Interest rate swaps	20	(340)	20	(379)
Derivatives not designated as hedging instruments	20	(340)	20	(379)

Derivatives associated with debt carried at fair value:
Interest rate swaps	46	—	117	—
Currency swaps	11	(228)	50	—
Derivatives associated with debt carried at fair value	57	(228)	167	—
Total derivatives	215	(821)	291	(586)
Less: Gross amounts offset in the balance sheet(2)	215	(758)	291	(504)
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$(63)	$—	$(82)

(1)	All of our derivatives are bilateral over-the-counter ("OTC") derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral paid of $543 million at June 30, 2015 and $213 million at December 31, 2014. At June 30, 2015 and December 31, 2014, we did not have any financial instrument collateral received/posted.

(3)	At June 30, 2015 and December 31, 2014, we had not received any cash or financial instruments not subject to an enforceable master netting agreement.
Fair Value Hedges  At June 30, 2015 and December 31, 2014 we do not have any active fair value hedges. We recorded fair value adjustments to the carrying value of our debt for terminated fair value hedges which decreased the debt balance by $14 million at June 30, 2015 and $8 million at December 31, 2014.
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) net of tax and totaled losses of $32 million and $52 million at June 30, 2015 and December 31, 2014, respectively. We expect $37 million ($23 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant impact to our earnings.

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2015	2014		2015	2014		2015	2014
	(in millions)
Three Months Ended June 30,
Interest rate swaps	$11	$8	Interest expense	$—	$1	Derivative related income (expense)	$—	$—
Currency swaps	1	3	Interest expense	(3)	(4)	Derivative related income (expense)	9	3
Total	$12	$11		$(3)	$(3)		$9	$3

Six Months Ended June 30,
Interest rate swaps	$20	$21	Interest expense	$—	$1	Derivative related income (expense)	$—	$—
Currency swaps	6	7	Interest expense	(6)	(7)	Derivative related income (expense)	7	8
Total	$26	$28		$(6)	$(6)		$7	$8
Non-Qualifying Hedging Activities  We have entered into interest rate swaps which are not designated as hedges under derivative accounting principles. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets.
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in millions)
Interest rate contracts	Derivative related income (expense)	$81	$(93)	$(14)	$(188)
Total		$81	$(93)	$(14)	$(188)
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
The following table provides the gain or loss recorded on the derivatives related to fair value option debt. See Note 6, “Fair Value Option,” for further discussion.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in millions)
Interest rate contracts	Gain on debt designated at fair value and related derivatives	$1	$5	$3	$8
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	1	18	(17)	26
Total		$2	$23	$(14)	$34

HSBC Finance Corporation

Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	June 30, 2015	December 31, 2014
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$1,959	$1,959
Currency swaps	2,248	2,248
	4,207	4,207
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	3,199	3,199
	3,199	3,199
Derivatives associated with debt carried at fair value:
Interest rate swaps	1,859	3,682
Currency swaps	2,892	2,892
	4,751	6,574
Total	$12,157	$13,980

HSBC Finance Corporation

8.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

	2015	2014
	(in millions)
Three Months Ended June 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(41)	$(83)
Other comprehensive income for period:
Net gains arising during period, net of tax of $4 million and $4 million, respectively	7	7
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $1 million, respectively(1)	2	2
Total other comprehensive income for period	9	9
Balance at end of period	(32)	(74)
Pension and postretirement benefit plan liability:
Balance at beginning and end of period	(13)	(11)
Total accumulated other comprehensive loss at end of period	$(45)	$(85)

Six Months Ended June 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(52)	$(97)
Other comprehensive income for period:
Net gains arising during period, net of tax of $9 million and $9 million, respectively	16	19
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $2 million, respectively(1)	4	4
Total other comprehensive income for period	20	23
Balance at end of period	(32)	(74)
Pension and postretirement benefit plan liability:
Balance beginning and end of period	(13)	(11)
Total accumulated other comprehensive loss at end of period	$(45)	$(85)

(1)
The amounts reclassified during the three and six months ended June 30, 2015 and 2014 relate to interest rate and currency swaps and are included as a component of interest expense in our consolidated statement of income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Service cost – benefits earned during the period	$1	$1	$2	$2
Interest cost on projected benefit obligation	12	12	24	25
Expected return on assets	(17)	(15)	(33)	(29)
Amortization of net actuarial loss	7	7	14	13
Pension expense	$3	$5	$7	$11

HSBC Finance Corporation

During the first quarter of 2015, HSBC North America made an additional contribution of $46 million to the Plan.
Mortality rates, which attempt to predict the expected life of plan participants, are a key input in establishing the HSBC North America Pension Plan liability. During the second quarter of 2015, we completed a review of our mortality assumptions using periodic demographic studies of the Plan and mortality data provided by the Society of Actuaries which will result in an increase to pension expense, of which our share is expected to be $3 million per quarter beginning in the third quarter of 2015.
Postretirement Plans Other Than Pensions The components of our net postretirement benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest cost	$2	$2	$3	$4
Net periodic postretirement benefit cost	$2	$2	$3	$4

10.	Related Party Transactions

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

	June 30, 2015	December 31, 2014
	(in millions)
Assets:
Cash	$153	$157
Interest bearing deposits with banks	2,002	2,000
Securities purchased under agreements to resell(1)	1,092	3,863
Other assets	93	102
Total assets	$3,340	$6,122
Liabilities:
Due to affiliates(2)	$5,931	$6,945
Other liabilities	62	84
Total liabilities	$5,993	$7,029

(1)
Securities under an agreement to resell are purchased from HSBC Securities (USA) Inc. and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances as well as HSBC's ownership of our subordinated debt and excludes preferred stock.

HSBC Finance Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$2	$2	$4	$3
Interest expense paid to HSBC affiliates(1)	(76)	(75)	(153)	(155)
Net interest income (expense)	$(74)	$(73)	$(149)	$(152)
Gain (loss) on FVO debt with affiliate	$13	$(12)	$13	$(20)
Servicing and other fees from HSBC affiliates	6	6	12	14
Support services from HSBC affiliates	(58)	(73)	(112)	(133)
Stock based compensation expense with HSBC(2)	—	(2)	(1)	(3)

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

Funding Arrangements with HSBC Affiliates:
All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are now sourced primarily through HSBC USA. Due to affiliates consists of the following:

	June 30, 2015	December 31, 2014
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$1,500	$2,500
HSBC USA Inc.	3,012	3,012
HSBC Holdings plc (includes $500 million and $512 million at June 30, 2015 and December 31, 2014 carried at fair value, respectively)	819	833
HSBC North America Holdings Inc.	600	600
Due to affiliates	$5,931	$6,945
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries - We have various debt agreements with maturities between 2015 and 2016.
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement with HSBC USA, which expires during the fourth quarter of 2015. The credit agreement allows for borrowings with maturities of up to 5 years. At both June 30, 2015 and December 31, 2014, $3,012 million was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion which matures in 2021. Of this amount, HSBC Holdings plc holds $819 million.
HSBC North America Holdings Inc. - We have a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either June 30, 2015 or December 31, 2014:

•	$1.0 billion committed revolving credit facility with HSBC USA. This credit facility expires in May 2017; and

•	$455 million, 364-day uncommitted revolving credit facility with HSBC North America.
In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment in the Jaffe litigation while we appealed the judgment. This surety bond has been guaranteed by HSBC North America and we pay HSBC North America an annual fee for providing the guarantee which is included as a component of interest expense. Guarantee fees during the three and six months ended June 30, 2015 totaled $1 million and $3 million, respectively, compared with $2 million

HSBC Finance Corporation

and $3 million during the year-ago periods. Given the mandate of the Court of Appeals for the Seventh Circuit reversing the judgment, we will be seeking release of the surety bond.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our sole counterparty in derivative transactions. The notional amount of derivative contracts outstanding with HSBC Bank USA totaled $12.2 billion and $14.0 billion at June 30, 2015 and December 31, 2014, respectively. When the fair value of our agreements with the affiliate counterparty requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with HSBC Bank USA required us to provide collateral to HSBC Bank USA of $543 million at June 30, 2015 and $213 million at December 31, 2014, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement. See Note 7, “Derivative Financial Instruments,” for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, during the fourth quarter of 2010, we issued 1,000 shares of Series C Preferred Stock to HSBC Investments (North America) Inc. for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $21 million and $43 million during the three and six months ended June 30, 2015 compared with $21 million and $43 million during the three and six months ended June 30, 2014, respectively.
Additionally, at June 30, 2015 and December 31, 2014, we had a deposit totaling $2,002 million and $2,000 million, respectively, with HSBC Bank USA at current market rates. Interest income earned on this deposit is included in interest income from HSBC affiliates in the table above and was insignificant during the three and six months ended June 30, 2015. As the deposit was originally made during December 2014, there was no interest income during the three and six months ended June 30, 2014.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $768 million and $837 million at June 30, 2015 and December 31, 2014, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

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

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. While these businesses are operating in run-off, they do not qualify to be reported as discontinued operations. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our 2014 Form 10-K.
Our segment results are presented in accordance with HSBC Group's accounting and reporting policies (the "Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRS") and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are primarily made on this basis. However, we continue to monitor liquidity, capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.
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

HSBC Finance Corporation

The following table reconciles our segment results on the Group Reporting Basis to the U.S. GAAP consolidated totals:

	Group Reporting Basis Consumer Segment Totals	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2015:
Net interest income	$250	$(29)	$(53)	$168
Other operating income (Total other revenues)	127	(39)	50	138
Total operating income (loss)	377	(68)	(3)	306
Loan impairment charges (Provision for credit losses)	28	164	—	192
Net interest income and other operating income less loan impairment charges	349	(232)	(3)	114
Operating expenses	526	(1)	(3)	522
Profit (loss) before tax	$(177)	$(231)	$—	$(408)

Three Months Ended June 30, 2014:
Net interest income	$370	$(80)	$(65)	$225
Other operating income (Total other revenues)	(77)	67	57	47
Total operating income (loss)	293	(13)	(8)	272
Loan impairment charges (Provision for credit losses)	11	(209)	1	(197)
Net interest income and other operating income less loan impairment charges	282	196	(9)	469
Operating expenses	124	6	(9)	121
Profit (loss) before tax	$158	$190	$—	$348

Six Months Ended June 30, 2015:
Net interest income	$531	$(69)	$(110)	$352
Other operating income (Total other revenues)	49	(60)	107	96
Total operating income (loss)	580	(129)	(3)	448
Loan impairment charges (Provision for credit losses)	49	170	—	219
Net interest income and other operating income less loan impairment charges	531	(299)	(3)	229
Operating expenses	674	(1)	(3)	670
Profit (loss) before tax	$(143)	$(298)	$—	$(441)
Balances at end of period:
Customer loans (Receivables)	$21,792	$(11,459)	$(26)	$10,307
Assets	28,960	(1,458)	—	27,502

Six Months Ended June 30, 2014:
Net interest income	$742	$(155)	$(130)	$457
Other operating income (Total other revenues)	(161)	172	118	129
Total operating income (loss)	581	17	(12)	586
Loan impairment charges (Provision for credit losses)	129	(325)	1	(195)
Net interest income and other operating income less loan impairment charges	452	342	(13)	781
Operating expenses	340	11	(13)	338
Profit (loss) before tax	$112	$331	$—	$443
Balances at end of period:
Customer loans (Receivables)	$26,379	$(1,871)	$(35)	$24,473
Assets	35,784	(1,446)	—	34,338

(1)	Group Reporting Basis Adjustments consist of accounting differences between U.S. GAAP and the Group Reporting Basis which have been described in Note 18, "Business Segments," in the 2014 Form 10-K.

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and the Group Reporting Basis.

HSBC Finance Corporation

12.	Variable Interest Entities

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
The assets and liabilities of these consolidated secured financing VIEs consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$—	$—	$2	$—
Receivables, net:
Real estate secured receivables	1,915	—	2,999	—
Accrued interest income and other	73	—	133	—
Credit loss reserves	(193)	—	(337)	—
Receivables, net	1,795	—	2,795	—
Other liabilities	—	(24)	—	(35)
Long-term debt	—	1,012	—	1,489
Total	$1,795	$988	$2,797	$1,454
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
Credit risk adjustment - The credit risk adjustment is an adjustment to a group of financial assets or financial liabilities to reflect the credit quality of the parties to the transaction in arriving at fair value. A credit valuation adjustment to a financial asset is required to reflect the default risk of the counterparty. Where applicable, we take into consideration the credit risk mitigating arrangements including collateral agreements and master netting arrangements in estimating the credit risk adjustments.
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
Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Markets Independent Model Review Team of an HSBC affiliate. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indexes and therefore demonstrate a similar response to market factors.
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

HSBC Finance Corporation

Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$153	$153	$153	$—	$—
Interest bearing deposits with banks	2,002	2,002	2,002	—	—
Securities purchased under agreements to resell	1,092	1,092	—	1,092	—
Real estate secured receivables(1):
First lien	8,110	7,977	—	—	7,977
Second lien	1,939	1,370	—	—	1,370
Total real estate secured receivables	10,049	9,347	—	—	9,347
Real estate secured receivables held for sale	10,310	10,582	—	112	10,470
Due from affiliates	93	93	—	93	—
Financial liabilities:
Due to affiliates carried at fair value	500	500	—	500	—
Due to affiliates not carried at fair value	5,431	5,678	—	5,678	—
Long-term debt carried at fair value	4,598	4,598	—	4,598	—
Long-term debt not carried at fair value	8,390	8,822	—	7,843	979

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$157	$157	$157	$—	$—
Interest bearing deposits with banks	2,000	2,000	2,000	—	—
Securities purchased under agreements to resell	3,863	3,863	—	3,863	—
Real estate secured receivables(1):
First lien	18,943	16,878	—	—	16,878
Second lien	2,299	1,246	—	—	1,246
Total real estate secured receivables	21,242	18,124	—	—	18,124
Real estate secured receivables held for sale	860	937	—	—	937
Due from affiliates	102	102	—	102	—
Financial liabilities:
Due to affiliates carried at fair value	512	512	—	512	—
Due to affiliates not carried at fair value	6,433	6,723	—	6,723	—
Long-term debt carried at fair value	6,762	6,762	—	6,762	—
Long-term debt not carried at fair value	9,665	10,233	—	8,779	1,454

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

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet

HSBC Finance Corporation

date (i.e. exit price). The secondary market demand and estimated value for our receivables may be heavily influenced by economic conditions, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2015 and December 31, 2014 reflect these market conditions. The increase in the relative fair value of real estate secured receivables since December 31, 2014 reflects the conditions in the housing industry which have continued to show improvement in the first half of 2015 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables. These factors have also resulted in the fair value of receivables held for sale at June 30, 2015 exceeding the carrying value as these receivables are carried at the lower of amortized cost or fair value.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
June 30, 2015:
Derivative financial assets:
Interest rate swaps	$—	$68	$—	$—	$68
Currency swaps	—	146	—	—	146
Derivative netting	—	—	—	(214)	(214)
Total derivative financial assets	—	214	—	(214)	—
Total assets	$—	$214	$—	$(214)	$—
Due to affiliates carried at fair value	$—	$(500)	$—	$—	$(500)
Long-term debt carried at fair value	—	(4,598)	—	—	(4,598)
Derivative related liabilities:
Interest rate swaps	—	(385)	—	—	(385)
Currency swaps	—	(435)	—	—	(435)
Derivative netting	—	—	—	757	757
Total derivative related liabilities	—	(820)	—	757	(63)
Total liabilities	$—	$(5,918)	$—	$757	$(5,161)
December 31, 2014:
Derivative financial assets:
Interest rate swaps	$—	$144	$—	$—	$144
Currency swaps	—	147	—	—	147
Derivative netting	—	—	—	(291)	(291)
Total derivative financial assets	—	291	—	(291)	—
Total assets	$—	$291	$—	$(291)	$—
Due to affiliates carried at fair value	$—	$(512)	$—	$—	$(512)
Long-term debt carried at fair value	—	(6,762)	—	—	(6,762)
Derivative related liabilities:
Interest rate swaps	—	(453)	—	—	(453)
Currency swaps	—	(133)	—	—	(133)
Derivative netting	—	—	—	504	504
Total derivative related liabilities	—	(586)	—	504	(82)
Total liabilities	$—	$(7,860)	$—	$504	$(7,356)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

HSBC Finance Corporation

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015 and 2014.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2015 and 2014.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Non-Recurring Fair Value Measurements as of June 30, 2015				Total Gains (Losses) for the Three Months Ended June 30, 2015	Total Gains (Losses) for the Six Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$109	$10,201	$10,310	$(54)	$(71)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	342	—	342	(55)	(127)
Real estate owned(2)	—	155	—	155	(5)	(9)
Total assets at fair value on a non-recurring basis	$—	$606	$10,201	$10,807	$(114)	$(207)

	Non-Recurring Fair Value Measurements as of June 30, 2014				Total Gains (Losses) for the Three Months Ended June 30, 2014	Total Gains (Losses) for the Six Months Ended June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$272	$1,602	$1,874	$97	$208
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	850	—	850	(70)	(233)
Real estate owned(2)	—	220	—	220	(12)	(32)
Total assets at fair value on a non-recurring basis	$—	$1,342	$1,602	$2,944	$15	$(57)

(1)	Total gains (losses) for the three and six months ended June 30, 2015 and 2014 include amounts recorded on receivables that were subsequently transferred to held for sale.

(2)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2015 and December 31, 2014:

	Fair Value				Range of Inputs
Financial Instrument Type	June 30, 2015	Dec. 31, 2014	Valuation Technique	Significant Unobservable Inputs	June 30, 2015			December 31, 2014
	(in millions)
Receivables held for sale carried at the lower of amortized cost or fair value:
Real estate secured	$10,201	$860	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	100%	0%	-	79%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	3%	-	15%	4%	-	8%

HSBC Finance Corporation

(1)
As discussed below, as result of our decision during the second quarter of 2015 to expand our receivable sales program, at June 30, 2015, we added additional pools to our fair value estimation process in line with the new risk characteristics that now exist in the expanded receivables held for sale portfolio. At June 30, 2015, the weighted average collateral loss severity rate was 42 percent, taking into consideration both expected net cash flows as well as current collateral values. At December 31, 2014, the weighted average collateral loss severity rate was 18 percent based solely on consideration of collateral value reflecting the risk characteristics of the receivables held for sale portfolio at that time.

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
Receivables and receivables held for sale:  The estimated fair value of our receivables and receivables held for sale is determined by developing an approximate range of value from a mix of various sources appropriate for the respective pools of assets aggregated by similar risk characteristics. These sources include recently observed over-the-counter transactions where available and fair value estimates obtained from an HSBC affiliate and, for receivables held for sale, a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions we believe are consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades. As a result of our decision during the second quarter of 2015 to expand our receivable sales program, at June 30, 2015, we have added additional pools to our fair value estimation process in line with the new risk characteristics that now exist in the expanded receivables held for sale portfolio.
Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral values (including expenses to be incurred to maintain the collateral) and market discount rates reflecting management's estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables and receivables held for sale. Some of these inputs are influenced by collateral value changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform analytical reviews of fair value changes on a quarterly basis and periodically validate our valuation methodologies and assumptions based on the results of actual sales of such receivables. We also may hold discussions on value directly with potential investors. Portfolio risk management personnel provide further validation through discussions with third party brokers. Since some receivables pools may have features which are unique, the fair value measurement processes use significant unobservable inputs which are specific to the performance characteristics of the various receivable portfolios.
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

HSBC Finance Corporation

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

The following supplements, and should be read together with, the disclosure in Note 22, "Litigation and Regulatory Matters," in our 2014 Form 10-K and in Note 14, "Litigation and Regulatory Matters," our Form 10-Q for the three month period ended March 31, 2015 (the "2015 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2014 Form 10-K and our 2015 First Quarter Form 10-Q are reported herein.
In addition to the matters described below, in our 2014 Form 10-K and in our 2015 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
In view of the inherent unpredictability of legal matters, including litigation, governmental and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of such matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation, governmental and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted from time to time, as appropriate, in light of additional information. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters.
For the legal matters disclosed below, including litigation, governmental and regulatory matters, as well as for the legal matters disclosed in Note 22, "Litigation and Regulatory Matters," in our 2014 Form 10-K and in Note 14, "Litigation and Regulatory Matters," our First Quarter 2015 Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which we believe we can make a reliable estimate, we believe a reasonable estimate could be as much as $3.4 billion for HSBC Finance Corporation. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Litigation - Continuing Operations
Securities Litigation In May 2015, the Court of Appeals issued a decision reversing the partial final judgment of the Illinois District Court of October 2013 and remanding the case for a new trial as to Household International Inc. on loss causation, which ultimately will entail a reassessment of the quantum of damages. In July 2015, the Court of Appeals denied plaintiffs’ Petition for Panel Rehearing of the Court of Appeals' decision.
Given the complexity and uncertainties associated with a re-trial of loss causation and damages, there continues to be a wide range of possible outcomes. We continue to maintain a reserve for this matter in an amount that represents management's current estimate of probable losses.
Lender-Placed Insurance Matters In May and June 2015, the parties settled the Blackburn v. HSBC Finance Corp., et al. (N.D. Ga 13-CV-03714-ODE) and Montanez, et al. v. HSBC Mortgage Corporation (USA), et al. (E.D. Pa. No. 11-CV-4074), respectively. The settlements were within our reserves for these matters.

HSBC Finance Corporation

Mortgage Securitization Activity The range of reasonably possible losses in excess of our recorded repurchase liability for our mortgage securitization activities has been included in the reasonably possible losses discussed above.
Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp. The court scheduled a bench trial for February 2016.
Residential Funding Litigation In June 2015, the court denied Decision One Mortgage Company LLC’s motion to dismiss. Discovery is proceeding.
Litigation - Discontinued Operations
Credit Card Litigation  In May 2015, the parties settled the Speedy Stop Food Stores LLC v. Visa Inc. (Tex. Dist. Ct., Victoria City, No. 13-10-75377-A) case. The settlement was consistent with the allocation under the Interchange settlement and judgment sharing agreements and within our reserves for these matters.

15.	New Accounting Pronouncements

The following new accounting pronouncement was adopted effective January 1, 2015:

•
Residential Real Estate Collateralized Consumer Mortgage Loans In January 2014, the Financial Accounting Standards Board issued an Accounting Standards Update to define an in-substance repossession or foreclosure of residential real estate for purposes of determining whether or not an entity should derecognize a consumer mortgage loan collateralized by that real estate. Under the standard, an in-substance repossession or foreclosure has occurred if the entity has obtained legal title to the real estate as a result of the completion of a foreclosure (even if the borrower has rights to reclaim the property after the foreclosure upon the payment of certain amounts specified by law), or if, through a deed in lieu of foreclosure or other legal agreement, the borrower conveys all interest in the real estate to the entity in satisfaction of the loan. The standard also requires entities to disclose both the amount of foreclosed residential real estate held as well as the recorded investment in consumer mortgage loans collateralized by residential real estate that the entity is in the process of foreclosing upon. We adopted this guidance on January 1, 2015. The adoption of this standard did not have any impact on our financial statements. See Note 3, "Receivables," for the new disclosure required by this standard.

There have been no accounting pronouncements issued during the first half of 2015 that are expected to have a significant impact on our financial position or results of operations.

HSBC Finance Corporation

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain matters discussed throughout this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the United States Securities and Exchange Commission, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements.
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
Current Environment  The U.S. economy continued its recovery during the first half of 2015. Consumer sentiment rose as consumer optimism in the first half of 2015 improved at its fastest pace since 2004 driven by a strong job market and improvement in personal finances. In March, the Federal Reserve Board (the "FRB") dropped its assurance that it would remain patient before acting on rates, however indications were that future increases may begin later and with a smaller succession of increases than previously expected.
The U.S. economy added almost 1.3 million jobs during the first half of 2015, while the number of long-term unemployed fell almost 25 percent since December 31, 2014 and total unemployment fell to 5.3 percent as of June 2015. Despite these trends, headwinds remain as wage growth remains weak, an elevated number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geo-political concerns and the impact of recent regulatory changes and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2015 and beyond.
While the housing market in the U.S. continues to recover, the strength of recovery varies by market. Certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to increased delays in several jurisdictions which will continue to take time to resolve.

HSBC Finance Corporation

Business Focus As discussed in prior filings, since the second quarter of 2013 we have initiated sale activities for first lien real estate secured receivables in our held for investment portfolio when a receivable meets pre-determined criteria and is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due).
In June 2015, we decided to expand our sales program to include substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables which resulted in the transfer of receivables with an aggregate carrying value of $11,399 million, including accrued interest, to receivables held for sale as we no longer had the intent to hold these receivables. Upon transferring these receivables to held for sale, we recorded a lower of amortized cost or fair value adjustment of $220 million in the second quarter of 2015, all of which was attributed to credit factors and recorded as a component of the provision for credit losses. The expansion of our sales program will accelerate our existing run-off strategy and, as a result, during the second quarter of 2015, we recorded pre-tax expense of $22 million for severance costs involving approximately 700 employees.
During the three and six months ended June 30, 2015, under our expanded sales program we transferred real estate secured receivables to held for sale with a total unpaid principal balance (excluding accrued interest) of approximately $11,000 million and $11,431 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $11,504 million and $11,815 million, including accrued interest, during the three and six months ended June 30, 2015, respectively. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During both the three and six months ended June 30, 2015, we recorded a lower of amortized cost or fair value adjustment of $220 million associated with the newly transferred loans all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss).
We currently expect additional real estate secured receivables with a carrying amount between $325 million to $375 million could be transferred to held for sale during the remainder of 2015 as we anticipate that during the year they may either be written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies or receive a re-age, modification or be subject to a bankruptcy filing and therefore meet our criteria to be considered held for sale. We believe credit losses related to these receivables are substantially covered by our existing credit loss reserves. However, based on the current fair value of our existing receivables held for sale portfolio, the lower of amortized cost or fair value adjustment for credit and non-credit related factors could be in the range of $0 million to $25 million. Our estimate of both the volume of receivables which will be transferred to held for sale as they meet the criteria of our expanded sales program as well as the fair value adjustment required for the aforementioned pool of receivables is influenced by factors outside our control such as changes in default rates, estimated costs to obtain properties, home prices and investors' required returns amongst others. There is uncertainty inherent in these estimates making it reasonably possible that they could be significantly different as factors impacting the estimates continually evolve.
During the three and six months ended June 30, 2015, we recorded $53 million and $69 million of additional lower of amortized cost or fair value adjustment on receivables held for sale as a result of a change in the estimated pricing on specific pools of loans. While conditions in the housing industry improved during the first half of 2015, no adjustment for the increase in the fair value of real estate secured receivables held for sale could be recognized on certain pools of these receivables as they were already carried at amortized cost which is lower than fair value. As noted in the preceding paragraph, fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. Accordingly, the changes in the fair value of receivables held for sale in the first half of 2015 should not be considered indicative of fair value changes in future periods as deterioration in these factors would likely require further increases to our valuation allowance in future periods.
In May 2015, we sold a pool of real estate secured receivables with an aggregate unpaid principal balance of $429 million (aggregate carrying value of $301 million including accrued interest) at the time of sale to a third-party investor. Aggregate cash consideration for these real estate secured receivables totaled $321 million. During the second quarter of 2015, we realized a gain on this transaction of approximately $18 million, net of transaction costs.
At June 30, 2015, real estate secured receivables held for sale totaled $10,310 million. We expect that receivables held for sale at June 30, 2015 will be sold in multiple transactions through 2017, although the actual time to complete these sales and ultimate earnings impact depend on many factors, including future market conditions.
See Note 5, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding receivables held for sale.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio held for investment, which totaled $10,307 million at June 30, 2015, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile. In light of the current economic

HSBC Finance Corporation

conditions and mortgage industry trends and the age of our run-off receivable portfolio, our loan prepayment rates remain slow when compared with historical experience even though interest rates remain low. While difficult to project loan prepayment rates, default rates and the success of our receivable sales programs, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be approximately $7 billion by the end of 2017. We expect run-off to continue to be slow as the remaining real estate secured receivables held for investment stay on the balance sheet longer due to the lack of refinancing alternatives as well as the impact of a continued elongated foreclosure process. As our real estate secured receivable portfolio runs-off, we will see declines in net interest income. Decreases in operating expenses may not necessarily decline in line with the run-off of our receivable portfolio as a result of certain fixed costs. Accordingly, net income for the six months ended June 30, 2015 or any prior periods should not be considered indicative of the results for any future periods.
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
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC Finance Corporation for the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015, March 31, 2015 and December 31, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars are in millions)
Income (loss) from continuing operations	$(208)	$236	$(213)	$348
Return on average assets, annualized	(2.8)%	2.7%	(1.4)%	2.0%
Return on average common shareholder's equity, annualized	(16.5)	14.9	(9.6)	10.3
Net interest margin, annualized(1)	2.43	2.73	2.47	2.71
Consumer net charge-off ratio, annualized(2)	40.53	1.73	19.87	3.03
Efficiency ratio(1)(3)	170.6	44.5	149.6	57.7

	June 30, 2015	December 31, 2014
	(dollars are in millions)
Real estate secured receivables(4)	$10,307	$22,670
Credit loss reserves(2)	408	2,217
Two-months-and-over contractual delinquency ratio for real estate secured receivables held for investment(2)	3.91%	6.80%

(1)	See "Results of Operations" for a detailed discussion of trends in our net interest margin and efficiency ratio.

(2)
Credit loss reserves and the delinquency ratio at June 30, 2015 as well as the charge-off ratio for the three and six months ended June 30, 2015 have been significantly impacted by the transfer of a significant portion of receivables to held for sale during the second quarter of 2015. See "Credit Quality" for a detailed discussion of the trends in our credit loss reserve levels as well as our delinquency and charge-off ratios.

(3)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.

(4)	See "Receivables Review" for a detailed discussion of changes in real estate secured receivable levels.
We reported a net loss of $216 million and $221 million during the three and six months ended June 30, 2015 compared with net income of $229 million and $335 million during the year-ago periods.
Loss from continuing operations was $208 million and $213 million during the three and six months ended June 30, 2015 compared with income from continuing operations of $236 million and $348 million during the year-ago periods. We reported a loss from continuing operations before income tax of $408 million and $441 million during the three and six months ended June 30, 2015 compared with income from continuing operations before income tax of $348 million and $443 million during the year-ago periods. The loss from continuing operations before income tax during the three and six months ended June 30, 2015 reflects higher operating

HSBC Finance Corporation

expenses, a higher provision for credit losses, lower net interest income and, during the six months ended June 30, 2015, lower total other revenues.
Our results in both periods were impacted by certain significant items which distort comparability of the performance trends of our business between years. The following table summarizes the impact of these significant items for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$(408)	$348	$(441)	$443
Fair value movement on own fair value option debt attributable to credit spread	(8)	9	(34)	25
Impact of non-qualifying hedge portfolio	(81)	93	14	188
Expense related to certain legal matters including mortgage servicing	350	(60)	350	(60)
Severance costs	22	—	22	—
Adjusted performance from continuing operations(1)	$(125)	$390	$(89)	$596

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations during the three and six months ended June 30, 2015 declined $515 million and $685 million, respectively, compared with the year-ago periods. The decline in both periods reflects a higher provision for credit losses, lower other revenues and lower net interest income, partially offset by lower operating expenses. The higher provision for credit losses during the three and six months ended June 30, 2015 was driven by the transfer of real estate secured receivables to held for sale which resulted in a lower of amortized cost or fair value adjustment during the second quarter of 2015 of $220 million that was attributable to credit factors. The provision for credit losses in both periods was positively impacted by lower loss estimates and improved credit quality, although the impact was more pronounced during the year-ago periods. Lower other revenues during the three and six months ended June 30, 2015 largely reflects an additional lower of amortized cost or fair value adjustment attributable to non-credit factors recorded during the second quarter of 2015 compared with reversals of the lower of amortized cost or fair value adjustment on receivables held for sale during the year-ago periods. Lower operating expenses reflects lower fees for professional and consulting services, lower third-party collection fees as well as lower support services from HSBC affiliates.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Receivables Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
Funding and Capital  During the six months ended June 30, 2015 and 2014, we did not receive any capital contributions from HSBC Investments (North America) Inc. ("HINO"). During the six months ended June 30, 2015 and 2014, we retired $3,054 million and $2,545 million, respectively, of term debt as it matured. The maturing debt cash requirements in the first half of 2015 were met through funding from cash generated from operations, including receivable sales, other balance sheet attrition and liquidation of short-term investments. The primary driver of our liquidity during the remainder of 2015 will be continued success in liquidating our receivable portfolio and the liquidation of short-term investments. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully repay maturing debt in future periods. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.
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
As discussed above, a portion of our real estate secured receivable portfolio is currently classified as held for sale as we no longer have the intent to hold these receivables for the foreseeable future for capital or operational reasons. We have determined that we have the positive intent and ability to hold the remaining real estate secured receivables for the foreseeable future and, as such, continue to classify these real estate secured receivables as held for investment. However, if HSBC calls upon us to execute certain

HSBC Finance Corporation

strategies in order to address capital and other considerations, it could result in the reclassification of additional real estate secured receivables to held for sale.

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
In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:
Equity Ratios  Tangible common equity to tangible assets is a non-U.S. GAAP financial measure that we use to evaluate capital adequacy. This ratio excludes from equity the impact of unrealized gains (losses) on cash flow hedging instruments and postretirement benefit plan adjustments as well as subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. This ratio may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to total assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to total assets ratio, see “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures.”
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net income (loss) – U.S. GAAP basis	$(216)	$229	$(221)	$335
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on loans held for sale	157	(137)	147	(275)
Loan impairment	(6)	(3)	41	29
Tax valuation allowances	(8)	(2)	(15)	18
Litigation expenses	—	6	—	6
Derivatives and hedge accounting (including fair value adjustments)	—	(1)	—	(1)
Loan origination cost deferrals	2	5	5	9
Interest recognition	(1)	5	(1)	4
Pension and other postretirement benefit costs	(2)	2	(1)	2
Other	(14)	4	(11)	6
Net income (loss) – Group Reporting Basis	(88)	108	(56)	133
Tax (expense) benefit – Group Reporting Basis	99	(44)	97	37
Income (loss) before tax – Group Reporting Basis	$(187)	$152	$(153)	$96
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results is presented in our 2014 Form 10-K. There have been no significant changes since December 31, 2014 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables and receivables held for sale at June 30, 2015 and increases (decreases) since March 31, 2015 and December 31, 2014:

		Increases (Decreases) From
		March 31, 2015		December 31, 2014
	June 30, 2015	$	%	$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$8,235	$(11,073)	(57.3)%	$(11,918)	(59.1)%
Second lien	2,072	(349)	(14.4)	(445)	(17.7)
Total real estate secured receivables held for investment(1)	$10,307	$(11,422)	(52.6)%	$(12,363)	(54.5)%

Receivables held for sale:
First lien real estate secured	$10,152	$9,055	*	$9,292	*
Second lien real estate secured	158	158	100.0%	158	100.0%
Total real estate secured receivables held for sale(2)	$10,310	$9,213	*	$9,450	*

* Not meaningful

(1)
At June 30, 2015, March 31, 2015 and December 31, 2014 real estate secured receivables held for investment includes $341 million, $529 million and $693 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)
See Note 5, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured receivables held for sale balances between periods.

Real estate secured receivables held for investment  The decreases since March 31, 2015 and December 31, 2014 reflect the transfer of additional receivables to held for sale with a carrying value prior to transfer of $11,504 million and $11,815 million during the three and six months ended June 30, 2015, respectively, as a result of the expansion of our receivable sales program as previously discussed as well as continued liquidation of the real estate secured receivable portfolio which will continue going forward. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which adversely impacts our provision for credit losses. The following table presents LTV ratios for our real estate secured receivable portfolio held for investment as of June 30, 2015 and December 31, 2014. The changes in LTV ratios since December 31, 2014 reflect the impact of the transfer of additional receivables to held for sale as a result of the expansion of the receivable sales program.

	LTV Ratios (1)(2)(3)
	June 30, 2015		December 31, 2014
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	61%	23%	52%	20%
80% ≤ LTV < 90%	17	15	19	15
90% ≤ LTV < 100%	12	19	15	19
LTV ≥ 100%	10	43	14	46
Average LTV for portfolio	73	94	78	97
Average LTV for LTV>100%	110	115	111	115

HSBC Finance Corporation

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

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPI's available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the June 30, 2015 and December 31, 2014 information in the table above reflects current estimated property values using HPIs as of March 31, 2015 and September 30, 2014, respectively.

(3)	Excludes the purchased receivable portfolios which totaled $562 million and $618 million at June 30, 2015 and December 31, 2014, respectively.
Receivables held for sale  Receivables held for sale totaled $10,310 million at June 30, 2015 compared with $1,097 million at March 31, 2015 and $860 million at December 31, 2014. The increase as compared with March 31, 2015 and December 31, 2014 reflects the transfer of additional real estate secured receivables during the three and six months ended June 30, 2015 under our expanded receivable sales program as previously discussed. The receivables transferred to held for sale had a lower of amortized cost or fair value of approximately $9,706 million and $10,002 million at the time of transfer during the three and six months ended June 30, 2015, respectively, as discussed above. The increase was partially offset by the impact of sales of receivables during the first half of 2015, short sales and the transfer of receivables held for sale to real estate owned ("REO.") See Note 5, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

Real Estate Owned

The following table provides quarterly information regarding our REO properties:

	Quarter Ended
	June 30, 2015	Mar. 31, 2015	Dec. 30, 2014	Sept. 30, 2014	June 30, 2014
	(dollars are in millions)
Carrying value of REO properties held at end of period	$123	$150	$159	$146	$180
Number of REO properties at end of period	1,644	1,975	2,021	1,783	2,226
Number of properties added to REO inventory in the period	451	519	602	783	1,028
Average gain on sale of REO properties(1)	(.7)%	(1.7)%	(.6)%	(2.5)%	(2.0)%
Average total loss on foreclosed properties(2)	47.6%	47.4%	48.9%	48.6%	49.0%
Average time to sell REO properties (in days)	269	249	240	200	190

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

The number of REO properties held at June 30, 2015 declined as compared with the prior quarter as we sold more REO properties during the second quarter of 2015 than were added to inventory. Our receivable sales program and to a lesser extent, the continued impact of the extended foreclosure timelines will continue to impact the number of REO properties added to inventory during the remainder of 2015.
The average gain on sale of REO properties and the average total loss on foreclosed properties for the second quarter of 2015 were essentially flat as compared with the prior quarter. The average time to sell REO properties (in days) has increased over the last few quarters as our receivable sales program creates a certain level of volatility, which we anticipate will continue.

HSBC Finance Corporation

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  The following table summarizes net interest income and net interest margin for the three and six months ended June 30, 2015 and 2014.

	2015	%(1)	2014	%(1)
	(dollars are in millions)
Three Months Ended June 30,
Interest income	$407	5.88%	$492	5.97%
Interest expense	239	3.45	267	3.24
Net interest income	$168	2.43%	$225	2.73%

Six Months Ended June 30,
Interest income	$839	5.88%	$998	5.93%
Interest expense	487	3.41	541	3.22
Net interest income	$352	2.47%	$457	2.71%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during the three and six months ended June 30, 2015 due to the following:

•	Average receivable levels decreased as a result of real estate secured receivable liquidation.

•
During the three and six months ended June 30, 2015, the overall yield on total average interest earning assets declined due to a shift in the mix of total average interest earning assets to a higher percentage of short-term investments which have significantly lower yields than our receivable portfolio. This decrease was partially offset by an increase in overall receivable yields during the three and six months ended June 30, 2015 due to higher yields in our real estate secured receivable portfolio due to the impact of lower levels of nonaccrual receivables.

•
Interest expense decreased as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings since June 30, 2014.

Net interest margin was 2.43 percent and 2.47 percent for the three and six months ended June 30, 2015, respectively, as compared with 2.73 percent and 2.71 percent for the three and six months ended June 30, 2014. The decrease reflects the impact of a higher cost of funds as a percentage of average interest earning assets as a result of lower levels of average interest earning assets during the three and six months ended June 30, 2015 and higher average rates as discussed above as compared with the year-ago periods. The decrease also reflects the impact of a shift in the mix of total interest earning assets to a higher percentage of short-term investments as discussed above, partially offset by higher overall receivable yields.
The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	(dollars are in millions)
Net interest income/net interest margin from prior year quarter	$225	2.73%	$457	2.71%
Impact to net interest income resulting from:
Lower asset levels	(89)		(178)
Receivable yields	2		16
Cost of funds (rate and volume)	28		54
Other	2		3
Net interest income/net interest margin for current year quarter	$168	2.43%	$352	2.47%

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
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

	2015	2014
	(in millions)
Three Months Ended June 30,
Real estate secured	$192	$(184)
Personal non-credit card	—	(13)
Total provision for credit losses	$192	$(197)

Six Months Ended June 30,
Real estate secured	$219	$(178)
Personal non-credit card	—	(17)
Total provision for credit losses	$219	$(195)
The following discusses our provision for credit losses by product for the three and six months ended June 30, 2015 as compared with the year-ago period:

•
The provision for credit losses for real estate secured receivables increased during the three and six months ended June 30, 2015. As discussed above, in June 2015 we expanded our receivable sales program which resulted in a lower of cost or fair value adjustment of $220 million related to credit factors and was recorded as a component of provision for credit losses during the second quarter of 2015. Additionally, the six months ended June 30, 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio. Excluding the impact of these items, the provision for credit losses remained higher during the three and six months ended June 30, 2015 as compared with the year-ago periods. All periods were positively impacted by lower loss estimates due to lower receivable levels, lower reserve requirements on trouble debt restructurings ("TDR Loans"), and improved credit quality, including lower dollars of delinquency on accounts less than 180 days contractually delinquent, although the impact was more pronounced during the three and six months ended June 30, 2014.

•
The provision for credit losses for personal non-credit card receivables for the three and six months ended June 30, 2014 reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not previously sold. Additionally, the year-ago periods include cash proceeds received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables.

The provision for credit losses for the three and six months ended June 30, 2014 also reflects the sale of recovery rights in May 2014 for receivables with outstanding balances of $3.3 billion which had previously been fully-charged off. The cash proceeds from this transaction of $57 million were recorded as a recovery of charged-off receivables during the second quarter of 2014.
Net charge-offs totaled $1,894 million and $2,028 million for the three and six months ended June 30, 2015 compared with $108 million and $386 million for the three and six months ended June 30, 2014. Net charge-offs for the three and six months ended June 30, 2015 were significantly impacted by the expansion of our receivable sales program, as previously discussed. Credit loss reserves existing at the time of transfer associated with all receivables transferred to held for sale under the expanded receivable sales program were recorded as additional charge-off and totaled $1,578 million and $1,593 million for the three and six months ended June 30, 2015, respectively, compared with $18 million and $38 million during the year-ago periods. Additionally, the credit portion of the lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale was recorded as additional charge-off and totaled $220 million during both the three and six months ended June 30, 2015. Excluding the impact of dollars of charge-offs related to receivables transferred to held for sale in all periods, net charge-offs decreased during the three and six months ended June 30, 2015 reflecting lower receivable levels and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements home prices since June 30, 2014 and improvements in economic conditions. See “Credit Quality” for further discussion of our net charge-offs.
Credit loss reserves at June 30, 2015 are not comparable with March 31, 2015 and December 31, 2014 as a result of the transfer to held for sale of additional real estate secured receivables during the three and six months ended June 30, 2015 in accordance with our expanded receivable sales program as previously discussed. As discussed above, credit loss reserves associated with these receivables prior to their transfer to held for sale were recognized as an additional charge-off at the time of the transfer and totaled

HSBC Finance Corporation

$1,578 million and $1,593 million during the three and six months ended June 30, 2015, respectively. Excluding the impact of these transfers of receivables to held for sale, credit loss reserves decreased as compared with March 31, 2015 and December 31, 2014 reflecting lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. See "Credit Quality" for additional information regarding our loss reserves. See Note 4, "Credit Loss Reserves," in the accompanying consolidated financial statements for additional analysis of loss reserves.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
	2015	2014	Amount	%
	(dollars are in millions)
Three Months Ended June 30,
Derivative related income (expense)	$90	$(90)	$180	*
Gain on debt designated at fair value and related derivatives	74	42	32	76.2%
Servicing and other fees from HSBC affiliates	6	6	—	—
Lower of amortized cost or fair value adjustment on receivables held for sale	(54)	97	(151)	*
Other income	22	(8)	30	*
Total other revenues	$138	$47	$91	*

Six Months Ended June 30,
Derivative related income (expense)	$(7)	$(180)	$173	96.1%
Gain on debt designated at fair value and related derivatives	133	73	60	82.2%
Servicing and other fees from HSBC affiliates	12	14	(2)	(14.3)
Lower of amortized cost or fair value adjustment on receivables held for sale	(71)	208	(279)	*
Other income	29	14	15	*
Total other revenues	$96	$129	$(33)	(25.6)%

* Not meaningful
Derivative related income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles and ineffectiveness on derivatives which are qualifying hedges. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related income (expense) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net realized losses	$(26)	$(27)	$(52)	$(53)
Mark-to-market on derivatives which do not qualify as effective hedges	107	(66)	38	(135)
Hedge accounting ineffectiveness	9	3	7	8
Total	$90	$(90)	$(7)	$(180)
Derivative related income (expense) improved during the three and six months ended June 30, 2015 as compared with the year-ago periods. As discussed in prior filings, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At both June 30, 2015 and December 31, 2014, we had a notional amount of $3.1 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point. While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no

HSBC Finance Corporation

offsetting fair value adjustment is recorded. Our non-qualifying hedges at June 30, 2015 are primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 8.9 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they economically lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets when considered in conjunction with variable rate borrowings. Rising long-term interest rates during the three months ended June 30, 2015 had a positive impact on the mark-to-market for this portfolio of swaps during the current quarter and more than offset the impact of falling long-term rates which had occurred during the first quarter of 2015. Falling long-term interest rates during the three and six months ended June 30, 2014 had a negative impact on the mark-to-market for this portfolio of swaps during the year-ago periods. Net realized losses were essentially flat during the three and six months ended June 30, 2015. Ineffectiveness during the three and six months ended June 30, 2015 and 2014 was primarily related to our cross currency cash flow hedges that are approaching maturity.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges, impacts the comparability of our reported results between periods. Derivative related income (expense) for the six months ended June 30, 2015 or any prior periods should not be considered indicative of the results for any future periods.
Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option ("FVO") as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Gain on debt designated at fair value and related derivatives increased during the three and six months ended June 30, 2015 as compared with year-ago periods as a result of the impact of changes in market movements on certain debt and related derivatives that mature in the near term. The increase also reflects the impact of a widening of our credit spreads during first half of 2015 as compared with a tightening of our credit spreads in the year-ago periods. See Note 6, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.
Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. The gain on debt designated at fair value and related derivatives for the six months ended June 30, 2015 should not be considered indicative of the results for any future periods.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates were flat during the three months ended June 30, 2015 as compared with the prior year quarter. During the six months ended June 30, 2015, servicing and other fees from HSBC affiliates decreased modestly as compared with the year-ago period due to lower rental income from HTSU resulting from a decrease in occupancy during the first half of 2015 and to a lesser extent, lower servicing revenue reflecting lower levels of real estate secured receivables being serviced.
Lower of amortized cost or fair value adjustment on receivables held for sale during the three and six months ended June 30, 2015 and 2014 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Income (expense)
Initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the period	$—	$(42)	$—	$(102)
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	(54)	139	(71)	310
Lower of amortized cost or fair value adjustment	$(54)	$97	$(71)	$208
As previously discussed, during the second quarter of 2015 we expanded our receivable sales program to also initiate sale activities for substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or subject to a bankruptcy filing since 2007, along with any second lien balances associated with these loans and transferred these real estate secured receivables to held for sale. The total initial lower of amortized cost or fair value adjustment for all receivables transferred to held for sale during the three and six months ended June 30, 2015 was attributed to credit factors and recorded as a component of provision for credit losses as there was no objective, verifiable evidence to indicate non-credit factors were associated with the decline in fair value which would have been reported as a component of total other revenues in the consolidated statement

HSBC Finance Corporation

of income (loss). During the three and six months ended June 30, 2014, respectively, we transferred real estate secured receivables to held for sale with a carrying value prior to transfer of $332 million and $674 million, respectively, and recorded an initial lower of amortized cost or fair value adjustment, all of which was attributable to non-credit related factors.
During the three and six months ended June 30, 2015, we recorded an additional lower of amortized cost or fair value adjustment on receivables held for sale as a result of a change in the estimated pricing on specific pools of loans. While conditions in the housing industry improved during the first half of 2015, no adjustment for the increase in the fair value of real estate secured receivables held for sale could be recognized on the other pools of receivables as they were already carried at amortized cost which is lower than fair value. During the three and six months ended June 30, 2014, we recorded an increase in the fair value of receivables held for sale as a result of improvements in the conditions in the housing industry during that period.
See Note 5, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Other income totaled income of $22 million and $29 million during the three and six months ended June 30, 2015 compared with a loss of $8 million during the three months ended June 30, 2014 and income of $14 million during the six months ended June 30, 2014. As discussed more fully below, the prior year periods included a change in the provision for estimated repurchase liabilities which did not reoccur during the three and six months ended June 30, 2015. Excluding the impact of changes in estimated repurchase liabilities, other income was higher during the three and six months ended June 30, 2015 reflecting a gain on sale of receivables held for sale of $18 million in the current year periods compared with a loss on receivables held for sale of $6 million during the year-ago periods.
Our reserve for potential repurchase liability represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all of our receivable sales. Our repurchase liability exposure at June 30, 2015 of $86 million primarily relates to receivables sold by Decision One Mortgage Company LLC ("Decision One") in previous years and also includes recent receivable sales. Because the level of receivable repurchase losses are dependent upon investor strategies for bringing claims or pursuing legal action for losses incurred, the level of the liability for receivables repurchase losses requires significant judgment. The following table summarizes the changes in our reserve for potential repurchase liability related to all of our receivable sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Balance at beginning of period	$86	$82	$86	$116
Increase (decrease) in liability recorded through earnings	—	10	—	(6)
Realized losses	—	(11)	—	(29)
Balance at end of period	$86	$81	$86	$81
As we have limited information of the losses incurred by investors, there is uncertainty inherent in these estimates making it reasonably possible that they could change.

HSBC Finance Corporation

Operating Expenses  Compliance costs are reflected in our operating expenses and totaled $10 million and $12 million during the three and six months ended June 30, 2015 compared with $12 million and $23 million during the three and six months ended June 30, 2014 primarily within other administrative expenses. We anticipate compliance costs will continue to decline over time as we continue to run-off the real estate secured receivable portfolio.
The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which will not necessarily decline in line with the run-off of our receivable portfolio in future periods.

			Increase (Decrease)
	2015	2014	Amount	%
	(in millions)
Three Months Ended June 30,
Salaries and employee benefits	$61	$51	$10	19.6%
Occupancy and equipment expenses, net	8	9	(1)	(11.1)
Real estate owned expenses	1	—	1	100.0
Other administrative expenses	394	(12)	406	*
Support services from HSBC affiliates	58	73	(15)	(20.5)
Total operating expenses	$522	$121	$401	*
Six Months Ended June 30,
Salaries and employee benefits	$103	$107	$(4)	(3.7)%
Occupancy and equipment expenses, net	16	18	(2)	(11.1)
Real estate owned expenses	5	12	(7)	(58.3)
Other administrative expenses	434	68	366	*
Support services from HSBC affiliates	112	133	(21)	(15.8)
Total operating expenses	$670	$338	$332	98.2%
Salaries and employee benefits increased during the three and six months ended June 30, 2015 as a result of severance costs of $22 million as a result of the expansion of our sales program and the acceleration of our run-off strategy as previously discussed. Excluding the impact of these severance costs from both periods, salaries and employee benefits were lower during the three and six months ended June 30, 2015 due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Occupancy and equipment expenses, net were essentially flat during the three and six months ended June 30, 2015.
Real estate owned expenses were essentially flat during the three months ended June 30, 2015 as estimated losses and holding costs on REO properties were offset by gains on sales of REO properties during both periods. REO expenses were lower during the six months ended June 30, 2015 due to lower estimated losses on REO property, lower holding costs on REO properties due to fewer average numbers of REO properties held during the first half of 2015 and lower costs per property, partially offset by lower gains on sales of REO properties as compared with the year-ago period.
Other administrative expenses during the three and six months ended June 30, 2015 were impacted by an increase of $410 million between periods related to certain legal matters including mortgage servicing. Excluding the impact of this increase from the periods presented, other administrative expenses were lower during the three and six months ended June 30, 2015 reflecting a continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease during the six months ended June 30, 2015 also reflects lower fees for professional and consulting services and lower third-party collection fees resulting from lower foreclosure activities as we have fewer receivables in the process of foreclosure as a result of the receivable sales subsequent to June 2014.
Support services from HSBC affiliates decreased during the three and six months ended June 30, 2015 as compared with the year-ago periods driven by lower technology costs from an HSBC affiliate and lower fees for receivables serviced by HSBC affiliates as a result of the sale of real estate secured receivables since June 30, 2014. Additionally the three and six months ended June 30, 2014 includes $6 million related to an increase in the severance accrual related to employees centralized in North America.
Efficiency Ratio from continuing operations was 170.6 percent and 149.6 percent during the three and six months ended June 30, 2015 compared with 44.5 percent and 57.7 percent during the three and six months ended June 30, 2014. Our efficiency ratio was impacted in all periods by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting and the impact of our non-qualifying hedge portfolio as well as, in the current year periods, severance

HSBC Finance Corporation

costs. Additionally, the three and six months ended June 30, 2015 were impacted by an increase of $410 million between periods related to certain legal matters including mortgage servicing. Excluding the impact of these items, our efficiency ratio for the three and six months ended June 30, 2015 increased to 69.1 percent and 69.6 percent compared with 48.4 percent and 49.8 percent in the year-ago periods. The increase during the three months ended June 30, 2015 reflects lower other revenues due to the lower of amortized cost or fair value adjustment attributed to non-credit factors as discussed above while the year-ago periods benefited from an improvement in the fair value of real estate secured receivables held for sale. The increase in our efficiency ratio also reflects the impact of lower net interest income, partially offset by lower operating expenses.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

	2015		2014
	(dollars are in millions)
Three Months Ended June 30:
Tax provision (benefit) at the U.S. federal statutory income tax rate	$(143)	(35.0)%	$122	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(6)	(1.5)	5	1.5
Adjustment with respect to tax for prior periods(1)	2.5		(1)	(.3)
Adjustment of tax rate used to value deferred taxes(2)	(38)	(9.3)	—	—
Change in valuation allowance(3)	(11)	(2.9)	(7)	(2.0)
Uncertain tax positions(4)	(2)	(.5)	1.3
Other non-deductible/non-taxable items(5)	(1)	(.2)	(6)	(1.7)
Other	(1)	(.1)	(2)	(.6)
Total income tax expense (benefit)	$(200)	(49.0)%	$112	32.2%

Six Months Ended June 30:
Tax provision (benefit) at the U.S. federal statutory income tax rate	$(154)	(35.0)%	$155	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(6)	(1.4)	7	1.5
Adjustment with respect to tax for prior periods(1)	(3)	(.7)	5	1.2
Adjustment of tax rate used to value deferred taxes(2)	(38)	(8.6)	(52)	(11.7)
Change in valuation allowance(3)	(20)	(4.5)	(11)	(2.5)
Uncertain tax positions(4)	(3)	(.7)	(2)	(.5)
Other non-deductible/non-taxable items(5)	(3)	(.7)	(7)	(1.6)
Other	(1)	(.1)	—	—
Total income tax expense (benefit)	$(228)	(51.7)%	$95	21.4%

(1)
For the three and six months ended June 30, 2015, the amounts relate to changes in estimates as a result of filing the Federal and State income tax returns. For the three and six months ended June 30, 2014, the amounts relate to changes in estimates as a result of filing the Federal and State income tax returns and a change in state tax expense as a result of filing amended State tax returns upon the closing of the Federal audits for the 2006 - 2009 tax years.

(2)
For the three and six months ended June 30, 2015, the amounts mainly relate to the effects of revaluing our deferred tax assets for New York City Tax Reform that was enacted on April 13, 2015. For the six months ended June 30, 2014, the amounts mainly relate to the effects of revaluing our deferred tax assets as a result of New York State Tax Reform that was enacted on March 31, 2014, which resulted in an increase to our net deferred tax asset of approximately $55 million.

(3)
For the three and six months ended June 30, 2015, the amounts mainly relate to the release of valuation allowance reserves in states with net operating loss carryforward periods of 12 to 20 years and a release of valuation allowance reserves as a result of filing amended State tax returns upon the closing of the Federal audits for the 2010-2011 tax years. For the three and six months ended June 30, 2014, the amounts relate to changes in valuation allowance reserves in States with net operating loss carryforward periods of 12 to 20 years and a release of valuation allowance reserves as a result of filing amended State tax returns upon the closing of the Federal audits for the 2006-2009 tax years.

(4)	For the three and six months ended June 30, 2015 and 2014, the amounts mainly relate to the conclusion of State audits and expiration of State statutes of limitations.

(5)
For the three and six months ended June 30, 2015, the amounts relate to tax exempt income. For the three and six months ended June 30, 2014, the amount primarily relates to tax exempt income and nondeductible penalties.

HSBC Finance Corporation

On April 13, 2015, New York Governor Cuomo signed legislation related to the 2015-2016 budget containing amendments to reform New York City’s corporate tax rules. These reforms align New York City’s corporate tax rules with New York State following the changes previously enacted to the latter in 2014. The legislation is retroactively effective as of January 1, 2015, which is the same general effective date for the New York State corporate tax reform. This change resulted in an increase to our net deferred tax asset of approximately $49 million in the second quarter of 2015.
We expect financial performance for HSBC North America and its subsidiary entities will continue to improve, and therefore anticipate that reliance will be placed solely on projected future taxable income from continuing operations in our evaluation of the recognition of the deferred tax assets in the near future as the sustainability of the improving financial performance continues to be demonstrated. The reliance on future taxable income from continuing operations within our evaluation of the recognition of deferred tax assets will result in the reversal of valuation allowances against certain state and local deferred tax assets. At June 30, 2015, we had recorded approximately $70 million of valuation allowances against these certain state and local deferred tax assets. These state and local deferred tax assets represent unitary filing states and local jurisdictions with partial valuation allowances against net operating loss carryforwards and temporary differences that could be utilized against future taxable income from continuing operations.

Segment Results – Group Reporting Basis

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. While these businesses are operating in run-off, they do not qualify to be reported as discontinued operations. Our segment results are reported on a continuing operations basis. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our 2014 Form 10-K.
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

HSBC Finance Corporation

Consumer Segment  The following table summarizes the Group Reporting Basis results for our Consumer segment for the three and six months ended June 30, 2015 and 2014.

			Increase (Decrease)
	2015	2014	Amount	%
	(dollars are in millions)
Three Months Ended June 30,
Net interest income	$250	$370	$(120)	(32.4)%
Other operating income (loss)	127	(77)	204	*
Total operating income	377	293	84	28.7
Loan impairment charges	28	11	(17)	*
Net interest income and other operating income after loan impairment charges	349	282	67	23.8
Operating expenses	526	124	(402)	*
Income (loss) before income tax	$(177)	$158	$(335)	*
Net interest margin	3.94%	4.54%
Efficiency ratio	139.5	42.3
Return (after-tax) on average assets ("ROA")	(1.0)	1.2

Six Months Ended June 30,
Net interest income	$531	$742	$(211)	(28.4)%
Other operating income (loss)	49	(161)	210	*
Total operating income	580	581	(1)	(0.2)
Loan impairment charges	49	129	80	62.0
Net interest income and other operating income after loan impairment charges	531	452	79	17.5
Operating expenses	674	340	(334)	(98.2)
Income (loss) before income tax	$(143)	$112	$(255)	*
Net interest margin	4.07%	4.44%
Efficiency ratio	116.2	58.5
Return (after-tax) on average assets ("ROA")	(.3)	.8

Balances at end of period:
Customer loans	$21,792	$26,379	$(4,587)	(17.4)%
Loans held for sale	149	221	(72)	(32.6)
Assets	28,960	35,784	(6,824)	(19.1)

*	Not meaningful.
Our Consumer segment reported lower income before income tax during the three and six months ended June 30, 2015 as compared with the year-ago periods. The decrease reflects higher operating expenses and lower net interest income, partially offset by improvements in other operating income (loss) and, during the six months ended June 30, 2015, lower loan impairment charges.
Loan impairment charges were higher during the three months ended June 30, 2015 as a result of lower market value adjustments on loan collateral as compared with the year-ago quarter. Both the three months ended June 30, 2015 and 2014 were positively impacted by lower loss estimates due to lower receivable levels and improved credit quality, including lower dollars of delinquency on accounts less than 180 days contractually delinquent, although the impact was more pronounced during the three months ended June 30, 2014. Loan impairment charges during the six months ended June 30, 2015 were impacted by a release of approximately $23 million in the first quarter of 2015 associated with a correction to our credit loss reserve calculation for a segment of our portfolio. Excluding the impact of this release, loan impairment charges remained lower during the six months ended June 30, 2015 reflecting lower levels of new impaired real estate secured loans and lower loan balances outstanding as a result of continued liquidation of the portfolio including loan sales as well as lower loss estimates due to lower delinquency and loss severity levels as compared with the year-ago period, partially offset by lower market value adjustments on loan collateral. Additionally, both the

HSBC Finance Corporation

three and six months ended June 30, 2015 reflect a lower impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral which resulted in a lower provision for credit losses due to improvements in the timing of estimated cash flows to be received.
Loan impairment charges were $92 million and $211 million lower than net charge-offs during the three and six months ended June 30, 2015, respectively, compared with loan impairment charges that were lower than net charge-offs by $190 million and $391 million during the three and six months ended June 30, 2014, respectively. Loan impairment allowances decreased to $1,329 million at June 30, 2015 compared with $1,644 million at December 31, 2014 as a result of lower levels of new impaired loans due to lower loan levels and improved economic conditions, improvements in loss severity, lower delinquency levels and transfers of real estate secured loans to held for sale. The decrease also reflects the impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral which resulted in lower reserve requirements at June 30, 2015 due to improvements in the timing of estimated cash flows to be received. During the six months ended June 30, 2015, real estate secured loans transferred to held for sale had loan impairment allowances totaling $43 million at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale.
Net interest income decreased during the three and six months ended June 30, 2015 due to the following:

•	Average loan levels decreased as a result of real estate secured loan liquidation.

•
Overall loan yields decreased during the three and six months ended June 30, 2015 due to a lower impact from discounting of deferred interest for non-impaired loans during the first half of 2015, partially offset by the impact of improved credit quality for real estate secured loans.

•
Interest expense decreased during the three and six months ended June 30, 2015 as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings since June 30, 2014.

Net interest margin decreased during the three and six months ended June 30, 2015 reflecting the lower overall loan yields discussed above and a higher cost of funds as a percentage of average interest earning assets as a result of lower levels of interest earning assets during the first half of 2015 and higher average rates as discussed above as compared with the year-ago periods. The decrease in net interest margin during the three and six months ended June 30, 2015 also reflects a decrease in the overall yield on total interest earning assets as a result in a shift in the mix of total interest earning assets to a higher percentage of short-term investments which have significantly lower yields than our loan portfolio.
Other operating income improved during the three and six months ended June 30, 2015 as compared with the year-ago periods. The following table summarizes significant components of other operating income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Trading income (loss)(1)	$90	$(90)	$(7)	$(180)
Gain (loss) from debt designated at fair value	5	(12)	3	(42)
Gain (loss) on sale of real estate secured receivables	17	15	17	15
Loss on sale of recovery rights	—	(8)	—	(8)
(Increase) decrease in repurchase reserve liability	—	(4)	—	12
Other	16	22	37	42
Total other operating income	$128	$(77)	$50	$(161)

(1)	Trading loss primarily reflects activity on our portfolio of non-qualifying hedges.
Total other operating income improved during the three and six months ended June 30, 2015 as discussed below:

•
Trading income (loss) improved during the three months ended June 30, 2015 as rising long-term rates during the second quarter of 2015 had a positive impact on the mark-to market for this portfolio of swaps during the current quarter which more than offset the impact of falling long-term rates which occurred during the first quarter of 2015.

HSBC Finance Corporation

•
Gain (loss) from debt designated at fair value improved during the three and six months ended June 30, 2015 as a result of the impact of changes in market movements on certain debt and related derivatives that mature in the near term. The increase also reflects the impact of a widening of our credit spreads during first half of 2015 as compared with a tightening of our credit spreads in the year-ago periods.

•
Gain (loss) on sale of real estate secured receivables was essentially flat during the current year periods. On May 1, 2015, we completed the sale of real estate secured loans with an aggregate unpaid principal balance of $429 million (carrying value of $302 million after impairment allowance and including the effect of write-downs) at the time of sale to a third-party investor. On May 1, 2014 we recognized a gain on the sale of real estate secured loans with an aggregate unpaid principal balance of $1,255 million (carrying value of $863 million after impairment allowance and including the effect of write-downs).

•
Loss on sale of recovery rights reflects the sale of recovery rights in May 2014 for loans with outstanding balances of $3.3 billion which had previously been fully charged-off. There was no similar transaction during 2015.

•
(Increase) decrease in repurchase reserve liability reflects our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all our receivable sales. The liability, which primarily relates to loans sold by Decision One in previous years and also includes recent loan sales, varies between years.

•
Other operating income reflects a lower gain on sales of REO properties as a result of a significant decrease in the number of REO properties sold during the three and six months ended June 30, 2015 as compared with the year-ago periods.

Operating expenses during the three and six months ended June 30, 2015 were impacted by an increase of $410 million between periods related to certain legal matters including mortgage servicing. Excluding the impact of this increase from the periods presented, operating expenses were lower during the three and six months ended June 30, 2015 reflecting the lower third-party collection costs and lower fees for professional and consulting services. Lower operating expenses also reflect the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs as well as lower REO expenses due to a lower average number of REO properties held during the first half of 2015. The decrease during the three and six months ended June 30, 2015 was partially offset by the impact of severance costs of $22 million as a result of the expansion of our sales program and the acceleration of our run-off strategy as previously discussed.
The efficiency ratio deteriorated during the three and six months ended June 30, 2015 driven by higher operating expenses.
ROA for the three and six months ended June 30, 2015 deteriorated reflecting a loss before income taxes during the three and six months ended June 30, 2015 compared with income before income taxes during the year-ago periods primarily driven by higher operating expenses, partially offset by the impact of lower average assets.
Real estate secured loans Real estate secured loans for our Consumer segment consisted of the following:

	June 30, 2015	Increases (Decreases) From
		March 31, 2015		December 31, 2014
		$	%	$	%
	(dollars are in millions)
Real estate secured loans held for investment	$21,792	$(700)	(3.1)%	$(1,762)	(7.5)%
Real estate secured loans held for sale	149	(404)	(73.1)	(14)	(8.6)
Real estate secured held for investment and held for sale	$21,941	$(1,104)	(4.8)%	$(1,776)	(7.5)%

*	Not meaningful.
Real estate secured loans held for investment decreased to $21,792 million at June 30, 2015 as compared with $22,492 million at March 31, 2015 and $23,554 million at December 31, 2014. The decrease in our real estate secured loan portfolio reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist. The decrease since December 31, 2014 also reflects the transfer of real estate secured loans to held for sale during the six months ended June 30, 2015 with a carrying value of $358 million. There were no loans transferred to held for sale during the three months ended June 30, 2015.
Real estate secured loans held for sale totaled $149 million at June 30, 2015 as compared with $553 million at March 31, 2015 and $163 million at December 31, 2014 reflecting loans classified as held for sale during the six months ended June 30, 2015 as well as the impact of loan sales during the second quarter of 2015.

HSBC Finance Corporation

As discussed previously, we have identified a pool of real estate secured loans we intend to sell, although only a portion of this pool of real estate secured loans currently qualifies for classification as held for sale under the Group Reporting Basis at June 30, 2015. Assuming we had completed the sale of the entire pool of real estate secured loans classified as held for sale under U.S. GAAP on June 30, 2015, based on market values at that time, we would have recorded a loss of approximately $750 million.

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
The table below sets forth credit loss reserves and credit loss reserve ratios for the periods indicated. The transfer of certain real estate secured receivables to held for sale during the three and six months ended June 30, 2015 has resulted in these receivables being carried at the lower of amortized cost or fair value and they no longer have any associated credit loss reserves, as previously discussed, which creates a lack of comparability between credit loss reserves and the related reserve ratios for June 30, 2015, March 31, 2015 and December 31, 2014.

HSBC Finance Corporation

	June 30, 2015	March 31, 2015	December 31, 2014
	(dollars are in millions)
Credit loss reserves:(1)(3)	$408	$2,110	$2,217
Reserves as a percentage of:(2)(3)(4)
Receivables	3.5%	8.2%	8.4%
Nonaccrual receivables	112.8	229.3	185.0

(1)
At June 30, 2015, March 31, 2015 and December 31, 2014, credit loss reserves includes $13 million, $27 million and $33 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property.

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

	June 30, 2015	March 31, 2015	December 31, 2014
Reserves as a percentage of:
Receivables	3.5%	8.3%	8.5%
Nonaccrual receivables	310.7	366.0	306.6

(3)
Reserves associated with accrued finance charges, which totaled $47 million, $326 million and $323 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively, are reported within our total credit loss reserve balances noted above, although receivables and nonaccrual receivables as reported generally exclude accrued finance charges. The credit loss reserve ratios presented in the tables above exclude any reserves associated with accrued finance charges.

(4)
Credit loss reserve ratios exclude receivables and nonaccrual receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

As discussed above, credit loss reserves at June 30, 2015 are not comparable with March 31, 2015 and December 31, 2014 as a result of the transfer to held for sale of additional real estate secured receivables during the three and six months ended June 30, 2015 in accordance with our expanded receivable sales program. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $1,578 million and $1,593 million during the three and six months ended June 30, 2015 and were recognized as an additional charge-off at the time of the transfer to held for sale. Excluding the impact of these transfers of receivables to held for sale, credit loss reserves decreased as compared with March 31, 2015 and December 31, 2014 reflecting lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. See "Credit Quality" for additional information regarding our loss reserves. See Note 4, "Credit Loss Reserves," in the accompanying consolidated financial statements for additional analysis of loss reserves.
At June 30, 2015, 73 percent of our credit loss reserves are associated with TDR Loans held for investment which total $1,485 million and are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves at June 30, 2015 and provisions for credit losses for TDR Loans for the six months ended June 30, 2015 should not be considered indicative of the results for any future periods.
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

HSBC Finance Corporation

	June 30, 2015		March 31, 2015		December 31, 2014
	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables
	(in millions)
Collectively evaluated for impairment	$106	$8,471	$207	$11,387	$226	$11,937
Individually evaluated for impairment(1)	288	1,485	1,875	9,802	1,957	10,028
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	13	341	27	529	33	693
Receivables acquired with deteriorated credit quality	1	10	1	11	1	12
Total(2)	$408	$10,307	$2,110	$21,729	$2,217	$22,670

(1)
The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $256 million, $399 million and $517 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $10 million, $22 million and $25 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively. These receivables and credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
Reserves associated with accrued finance charges, which totaled $47 million, $326 million and $323 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively, are reported within our total credit loss reserve balances, although receivable balances generally exclude accrued finance charges.

The following table summarizes our TDR Loans and receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in comparison to the real estate secured receivable portfolio held for investment. The trends reflected in the table below at June 30, 2015 reflect the impact of the transfer of additional receivables to held for sale as a result of the expansion of the receivable sales program as the majority of the receivables transferred to held for sale were previously classified as TDR Loans.

	June 30, 2015	December 31, 2014
	(dollars are in millions)
Total real estate secured receivables held for investment	$10,307	$22,670
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$341	$693
Real estate secured TDR Loans(1)	1,485	10,028
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$1,826	$10,721
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	17.7%	47.3%

(1)
Excludes TDR Loans totaling $256 million and $517 million at June 30, 2015 and December 31, 2014, respectively, which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.

Credit loss reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels. As discussed above, reserve ratios for June 30, 2015 were significantly impacted by the expansion of our receivable sales program and the transfer of additional receivables to held for sale which creates a lack of comparability between credit loss reserves ratios for June 30, 2015, March 31, 2015 and December 31, 2014.
Reserves as a percentage of receivables decreased significantly at June 30, 2015 as compared with March 31, 2015 and December 31, 2014 as the decrease in credit loss reserves outpaced the decrease in receivables as the majority of the receivables transferred to held for sale were classified as TDR Loans which carry higher reserve requirements.
Reserves as a percentage of nonaccrual receivables were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at June 30, 2015 decreased as compared with March 31, 2015 and December 31, 2014 as the decrease in credit loss reserves outpaced the decrease in nonaccrual receivables as the majority of the nonaccrual receivables transferred to held for sale were classified as TDR Loans which carry higher reserve requirements.

HSBC Finance Corporation

See Note 4, "Credit Loss Reserves," in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three and six months ended June 30, 2015 and 2014.
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
The following table summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). As previously discussed, during the three and six months ended June 30, 2015, we transferred certain real estate secured receivables to receivables held for sale as part of the expanded receivable sales program which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio between periods.

	June 30, 2015	March 31, 2015	December 31, 2014
	(dollars are in millions)
Dollars of contractual delinquency(1):
Receivables held for investment:
Real estate secured:
Late stage delinquency(2)(3)	$217	$310	$440
Individually evaluated for impairment(4)	112	717	891
Collectively evaluated for impairment(5)	74	167	211
Total real estate secured receivables held for investment	403	1,194	1,542
Real estate secured receivables held for sale(6)	1,108	673	530
Total	$1,511	$1,867	$2,072

Delinquency ratio:
Receivables held for investment:
Real estate secured:
Late stage delinquency	63.64%	58.60%	63.49%
Individually evaluated for impairment	7.54	7.31	8.89
Collectively evaluated for impairment	0.87	1.47	1.77
Total real estate secured receivables held for investment	3.91	5.49	6.80
Real estate secured receivables held for sale	10.75	61.35	61.63
Total	7.33%	8.18%	8.81%

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

(2)
Two-months-and-over contractually delinquent receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At June 30, 2015, March 31, 2015 and December 31, 2014, the amounts above include $74 million, $116 million and $117 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 60 and 180 days past due.

(3)	Amount includes TDR Loans which totaled $146 million, $212 million and $297 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively.

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

HSBC Finance Corporation

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

(6)
At June 30, 2015, March 31, 2015 and December 31, 2014, dollars of contractual delinquency for receivable held for sale includes $866 million, $484 million and $381 million, respectively, of real estate secured receivables which are also classified as TDR Loans.

Dollars of delinquency for real estate secured receivables held for investment at June 30, 2015 decreased $791 million since March 31, 2015 and decreased $1,139 million since December 31, 2014 as discussed below.

•
Late stage delinquency Dollars of late stage delinquency decreased as compared with March 31, 2015 and December 31, 2014 as a result of improved credit quality as fewer accounts progressed to late stage delinquency during the first half of 2015 due to the impact of the continued improvements in economic conditions and, to a lesser extent, the maturing of the portfolio. Additionally as compared with December 31, 2014, the decrease also reflects a pool of late stage delinquency receivables, which previously were not saleable as they were part of a collateralized funding transaction, were transferred to held for sale during the first quarter of 2015 as they were legally released as collateral under the public trust and as such became available for sale.

•
Individually evaluated for impairment The decrease in dollars of delinquency for receivables individually evaluated for impairment as compared with March 31, 2015 and December 31, 2014 reflects the expansion of our receivable sales program which resulted in the transfer of additional receivables to held for sale and, to a lesser extent, improved credit quality as a result of the impact of the continued improvements in economic conditions. The decrease was partially offset by the impact of fewer accounts progressing to late stage delinquency during the three and six months ended June 30, 2015 as a result of improvements in credit quality.

•
Collectively evaluated for impairment Dollars of delinquency for accounts collectively evaluated for impairment decreased as compared with March 31, 2015 and December 31, 2014 reflecting lower receivables levels due to receivable run-off and the continued improvements in economic conditions as well as the expansion of our receivable sales program which resulted in the transfer of additional receivables to held for sale,

Dollars of delinquency for receivables held for sale at June 30, 2015 increased as compared with March 31, 2015 and December 31, 2014 reflecting the impact of the transfer of additional real estate secured receivables to held for sale during the three and six months ended June 30, 2015 as a result of the expansion of our receivable sales program. The increase as compared with March 31, 2015 was partially offset by the sale of a pool of real estate secured receivables during the second quarter of 2015.
Delinquency ratio The delinquency ratio for real estate secured receivables held for investment was 3.91 percent at June 30, 2015 compared with 5.49 percent at March 31, 2015 and 6.80 percent at December 31, 2014. The decrease primarily reflects the impact of the transfer of additional receivables to held for sale which creates a lack of comparability between periods.
While the late stage delinquency ratio was essentially flat as compared with December 31, 2014, the ratio at June 30, 2015 increased as compared with the prior quarter. This increase reflects the seasonal trend during the first quarter of the year as customers use their tax refunds to make payments, which during the second quarter returns to more normal payment trends and delinquency ratio levels during the remainder of the year.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.

HSBC Finance Corporation

Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer, including the recognition of existing credit loss reserves at the time of transfer and the credit portion of the lower of amortized cost or fair value adjustment, if any, remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at the lower of amortized cost or fair value and, accordingly, there are no further charge-offs associated with these receivables, although recoveries on these receivables continue to be reported as a component of net charge-offs. As a result, the amounts and ratios for the quarter ended June 30, 2015 are not comparable with the amounts and ratios for the quarters ended March 31, 2015 and June 30, 2014.

Three Months Ended(1)	June 30, 2015	March 31, 2015	June 30, 2014
	(dollars are in millions)
Net charge-off dollars:
Real estate secured	$1,894	$134	$120
Personal non-credit card(2)	—	—	(12)
Total	$1,894	$134	$108
Net charge-off ratio:
Real estate secured	40.53%	2.42%	1.93%
Personal non-credit card(2)	—	—	—
Total	40.53%	2.42%	1.73%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	40.55%	2.49%	1.93%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)
Although we sold our personal non-credit card receivable portfolio on April 1, 2013, subsequent to April 1, 2013 we continued to receive recoveries during the quarterly period ended March 31, 2014 on personal non-credit card receivables that were fully charged-off prior to the sale of the portfolio. These recoveries are reflected in the table above. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio for our personal non-credit card receivable portfolio cannot be calculated for the quarterly period ended June 30, 2014. However, the recoveries for personal non-credit card receivables are reflected in the total net charge-off ratio for this period.

Net charge-offs dollars for the three months ended June 30, 2015 were significantly impacted by the expansion of our receivable sales program, as previously discussed. Credit loss reserves existing at the time of transfer associated with all receivables transferred to held for sale under the expanded receivable sales program were recorded as additional charge-off and totaled $1,578 million for the three months ended June 30, 2015 compared with $15 million and $18 million for the quarters ended March 31, 2015 and June 30, 2014, respectively. Additionally, the credit portion of the lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale was recorded as additional charge-off and totaled $220 million for the three months ended June 30, 2015. Excluding the impact of dollars of charge-offs related to receivables transferred to held for sale in all periods, net charge-offs decreased for the three months ended June 30, 2015 as compared with the prior quarter and prior year quarter reflecting lower receivable levels and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices and improvements in economic conditions since June 30, 2014.
The net charge-off ratio for real estate secured receivables for the three months ended June 30, 2015 was impacted by the increase in net charge-off dollars associated with receivables transferred to held for sale, as discussed above. Excluding the impact of the transfer of receivables to held for sale during the three months ended June 30, 2015, the net charge-off ratio decreased as compared with the prior quarter and prior year quarter as result of lower dollars of net charge-offs as discussed above partially offset by the impact of lower average receivable levels.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for the three months ended June 30, 2015 was impacted by the increase in net charge-off dollars associated with receivables transferred to held for sale, as discussed above. Excluding the impact of the transfer of receivables to held for sale during the three months ended June 30, 2015, real estate charge-offs and REO expenses as a percentage of average real estate secured receivables decreased as compared with the prior quarter as the decrease in lower dollars of net charge-offs and REO expenses outpaced the decrease in average real estate secured receivables. Excluding the impact of the transfer of receivables to held for sale during the three months ended June 30, 2015, real estate charge-offs and REO expenses as a percentage of average real estate secured receivables increased as compared with the prior year quarter as the decrease in average real estate secured receivables outpaced the decrease in dollars of net charge-

HSBC Finance Corporation

offs and REO expenses due to receivable sales and continued liquidation of the portfolio since June 30, 2014. See “Results of Operations” for further discussion of REO expenses.
Nonperforming Assets  Nonperforming assets consisted of the following:

	June 30, 2015	March 31, 2015	December 31, 2014
	(in millions)
Nonaccrual real estate secured receivables held for investment:(1)
Late stage delinquency(2)(3)	$208	$298	$417
Individually evaluated for impairment(4)	60	374	465
Collectively evaluated for impairment(5)	52	106	142
Total nonaccrual real estate secured receivables held for investment(6)	320	778	1,024
Real estate owned	123	150	159
Nonaccrual receivables held for sale(1)(7)	806	647	509
Total nonperforming assets	$1,249	$1,575	$1,692

(1)
The receivable balances included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer. Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables held for investment and held for sale do not include receivables totaling $499 million, $682 million and $627 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)
Nonaccrual receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At June 30, 2015, March 31, 2015 and December 31, 2014, the amounts above include $48 million, $72 million and $70 million, respectively, of receivables that at some point in their life cycle were evaluated for write-down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 90 and 180 days past due.

(3)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $137 million at June 30, 2015 compared with $197 million at March 31, 2015 and $274 million at December 31, 2014.

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

(6)	At June 30, 2015, March 31, 2015 and December 31, 2014, nonaccrual second lien real estate secured receivables totaled $97 million, $101 million and $122 million, respectively.

(7)
At June 30, 2015, March 31, 2015 and December 31, 2014, nonaccrual receivable held for sale includes $611 million, $461 million and $362 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual real estate secured receivables held for investment at June 30, 2015 decreased as compared with March 31, 2015 and December 31, 2014 as discussed below.

•
Late stage delinquency Nonaccrual late stage delinquency decreased as compared with March 31, 2015 and December 31, 2014 as a result of improved credit quality as fewer accounts progressed to late stage delinquency during the first half of 2015 due to the impact of the continued improvements in economic conditions and, to a lesser extent, the maturing of the portfolio. Additionally as compared with December 31, 2014, the decrease also reflects a pool of late stage delinquency receivables, which previously were not saleable as they were part of a collateralized funding transaction, were transferred to held for sale during the first quarter of 2015 as they were legally released as collateral under the public trust and as such became available for sale.

HSBC Finance Corporation

•
Individually evaluated for impairment The decrease in nonaccrual receivables individually evaluated for impairment as compared with March 31, 2015 and December 31, 2014 reflects the expansion of our receivable sales program which resulted in the transfer of additional receivables to held for sale and, to a lesser extent, improved credit quality as a result of the impact of the continued improvements in economic conditions. The decrease was partially offset by the impact of fewer accounts progressing to late stage delinquency during the three and six months ended June 30, 2015 as a result of improvements in credit quality.

•
Collectively evaluated for impairment Nonaccrual receivables collectively evaluated for impairment decreased as compared with March 31, 2015 and December 31, 2014 reflecting lower receivables levels due to receivable run-off and the continued improvements in economic conditions as well as the expansion of our receivable sales program which resulted in the transfer of additional receivables to held for sale.

Nonaccrual receivables held for sale at June 30, 2015 increased as compared with March 31, 2015 and December 31, 2014. Dollars of delinquency for receivables held for sale at June 30, 2015 increased as compared with March 31, 2015 and December 31, 2014 reflecting the impact of the transfer of additional real estate secured receivables to held for sale during the three and six months ended June 30, 2015 as a result of the expansion of our receivable sales program. The increase as compared with March 31, 2015 was partially offset by the sale of a pool of real estate secured receivables during the second quarter of 2015.
At June 30, 2015, March 31, 2015 and December 31, 2014, nonaccrual receivables in the table above include TDR Loans and TDR Loans that are held for sale totaling $808 million, $1,032 million and $1,101 million, respectively, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. See Note 3, “Receivables,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
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

Generally, in our experience, we have found that the earlier in the default cycle we have been able to utilize account management actions, the lower the rate of recidivism is likely to be. Additionally, we have found that for loan modification, modifications with significant amounts of payment reduction experience lower levels of recidivism. Some customers receive multiple account management actions. In this regard, multiple account management actions as a percentage of total account management actions are in a range of 70 percent to 75 percent.
Our policies and practices for managing accounts are continually reviewed and assessed to assure that they meet the goals outlined above, and accordingly, we make exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal agreements, regulatory agreements or orders.
Since January 2007, we have cumulatively modified and/or re-aged approximately 408 thousand real estate secured loans with an aggregate outstanding principal balance of $46.6 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below. The following table provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

HSBC Finance Corporation

Status as of June 30, 2015:	Number of Loans	Based on Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	27%	26%
30- to 59-days delinquent	3	2
60-days or more delinquent	4	4
Paid-in-full	13	12
Sold	13	18
Charged-off or transferred to real estate owned	40	38
	100%	100%
The following table shows the number of real estate secured accounts remaining in our portfolio (including receivables held for sale) as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken, some of which may have received multiple account management actions.

	Number of Accounts	Outstanding Receivable Balance(2)
	(accounts are in thousands)	(dollars are in millions)
June 30, 2015:(3)
Collection re-age only	79.4	$5,647
Modification only	5.7	466
Modification re-age	62.0	5,581
Total loans modified and/or re-aged(1)	147.1	$11,694
March 31, 2015:(3)
Collection re-age only	83.0	$6,387
Modification only	5.9	535
Modification re-age	64.0	6,467
Total loans modified and/or re-aged(1)	152.9	$13,389
December 31, 2014:(3)
Collection re-age only	84.8	$6,551
Modification only	6.2	562
Modification re-age	64.2	6,550
Total loans modified and/or re-aged(1)	155.2	$13,663

(1)
The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of June 30, 2015, March 31, 2015 and December 31, 2014 in the categories shown above:

HSBC Finance Corporation

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
June 30, 2015:
Collection re-age only	80%	8%	12%	81%	8%	11%
Modification only	90	2	8	92	2	6
Modification re-age	80	7	13	81	7	12
Total loans modified and/or re-aged	81%	7%	12%	82%	7%	11%
March 31, 2015:
Collection re-age only	80%	7%	13%	80%	8%	12%
Modification only	89	2	9	92	2	6
Modification re-age	79	6	15	80	7	13
Total loans modified and/or re-aged	80%	6%	14%	81%	7%	12%
December 31, 2014:
Collection re-age only	78%	8%	14%	78%	9%	13%
Modification only	88	2	10	92	2	6
Modification re-age	76	8	16	78	8	14
Total loans modified and/or re-aged	77%	8%	15%	79%	8%	13%

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

(3)	At June 30, 2015, March 31, 2015 and December 31, 2014, the outstanding receivable balance includes the following amounts related to receivables classified as held for sale.

	June 30, 2015	March 31, 2015	December 31, 2014
	(in millions)
Collection re-age only	$4,858	$337	$257
Modifications only	383	16	10
Modification re-age	4,184	639	515
Total loans modified and/or re-aged	$9,425	$992	$782
The following table provides additional information regarding real estate secured modified and/or re-aged loans during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Balance at beginning of period	$13,389	$16,398	$13,663	$16,564
Additions due to an account management action(1)	83	151	190	342
Payments(2)	(311)	(355)	(550)	(637)
Net charge-offs	(1,741)	(137)	(1,837)	(241)
Transfer to real estate owned	(29)	(60)	(63)	(103)
Receivables held for sale that have subsequently been sold	(259)	(773)	(259)	(773)
Change in lower of amortized cost or fair value on receivables held for sale	562	120	550	192
Balance at end of period	$11,694	$15,344	$11,694	$15,344

(1)	Includes collection re-age only, modification only, and modification re-ages.

HSBC Finance Corporation

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.
In addition to the account management techniques discussed above, we also use deed-in-lieu and short sales to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and overall loss exposure given liquidation through foreclosure. Short sales also release the borrower from further obligation. From our perspective, total losses on deed-in-lieu and short sales are lower than expected total losses from foreclosed loans, or loans where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. While deed-in-lieu and short sales were used more extensively in prior years, during the six months ended June 30, 2015 we have used fewer of these account management techniques as many of the loans which in the past would have been resolved through a deed-in-lieu or short-sale have been sold as part of our receivable sale program.
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
We continually review our policies and practices for managing accounts to leverage industry best practices and to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. In the second half of 2013, we expanded our current modification program to include principal write downs to customers meeting certain criteria. For qualifying customers, we determine the full amount contractually due, including unpaid principal balance, outstanding deferred interest and other ancillary disbursements that, by law, are reimbursable, and reduce the outstanding amount to a lower amount. However, in many cases this principal forgiveness does not change the carrying value of the receivable as many of these receivables had previously been written down to the lower of amortized cost or fair value of the collateral in accordance with our existing charge-off policies. During the three and six months ended June 30, 2015, we provided principal write downs totaling $18 million and $40 million, respectively, which included $6 million and $13 million, respectively, for deferred interest and other ancillary disbursements. During the three and six months ended June 30, 2014, we provided principal write downs totaling $35 million and $75 million, respectively, which included $10 million and $21 million, respectively, for deferred interest and other ancillary disbursements. The impact to the provision for credit losses was not material as these amounts were already included in our credit loss reserves.
During the first quarter of 2014, we revised our modification programs resulting in a minimum modification term of 24 months. As a result, the loans remaining in our portfolio are comprised of a growing composition of longer dated modifications.
As economic conditions, including unemployment, have continued to improve and the level of delinquency has decreased, customer requests for assistance through loan modification programs has declined in recent years. Although we made enhancements to our modification programs during 2013 to provide longer term modifications and larger payment relief on short term modifications, fewer customers are requesting these account modifications. We expect the volume of new modifications to continue to decrease as a result of the continued seasoning of a liquidating portfolio.
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

HSBC Finance Corporation

The following table summarizes loans modified during the six months ended June 30, 2015 and 2014, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Six months ended June 30, 2015	4.3	$.5
Six months ended June 30, 2014	5.8	.8

(1)	Includes all loans modified during the six months ended June 30, 2015 and 2014 regardless of whether the loan was also re-aged.

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

	Quarter Ended
	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 31, 2014	June 30, 2014
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	404	407	415	509	467
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	34.7%	36.4%	37.7%	53.9%	41.5%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which had a carrying value of $547 million and $603 million at June 30, 2015 and December 31, 2014, respectively.
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

HSBC Finance Corporation

Re-age Table(1)(2)	June 30, 2015	March 31, 2015	December 31, 2014
	(dollars are in millions)
Total real estate secured receivables ever re-aged	$11,085	$12,290	$12,461

Real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale
Re-aged in the last 6 months(3)	8.1%	8.6%	8.4%
Re-aged in the last 7-12 months	7.9	8.7	9.6
Previously re-aged beyond 12 months	37.7	36.6	35.0
Total real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale	53.7%	53.9%	53.0%

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

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At June 30, 2015, March 31, 2015 and December 31, 2014, the unpaid principal balance of re-ages without receipt of a payment totaled $314 million, $335 million and $345 million, respectively.

(3)
During the three and six months ended June 30, 2015 and 2014, approximately 70 percent and 70 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent.

At June 30, 2015, March 31, 2015 and December 31, 2014, $1,260 million (11 percent of total re-aged loans in the Re-Age table), $1,523 million (12 percent of total re-aged loans in the Re-Age table) and $1,710 million (14 percent of total re-aged loans in the Re-Age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
We continue to work with advocacy groups in select markets to assist in encouraging our customers with financial needs to contact us. We consider the feedback from advocacy groups as we make changes in our modification programs. We have also implemented training programs to ensure that our customer service representatives are focused on helping the customer through difficulties, are knowledgeable about the available re-aging and modification programs and are able to advise each customer of the best solutions for their individual circumstance.
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

HSBC Finance Corporation

Because our lending activities were primarily to individual consumers, we do not have receivables (including receivables held for sale) from any industry group that equal or exceed 10 percent of total receivables at June 30, 2015 or December 31, 2014. The following table reflects the percentage of consumer receivables (including receivables held for sale) by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables (including Receivables Held for Sale)
	June 30, 2015	December 31, 2014
California	9.1%	9.2%
New York	6.9	6.4
Pennsylvania	6.3	6.3
Ohio	6.2	6.4
Florida	5.8	5.3
Virginia	5.1	5.1

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
Due to affiliates totaled $5,931 million and $6,945 million at June 30, 2015 and December 31, 2014, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties. The following table summarizes maturities of amounts due to affiliates at June 30, 2015:

(in millions)
2015	$1,000
2016	500
2017	512
2018	2,500
2019	—
Thereafter	1,419
Total	$5,931
See Note 10, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
Short-Term Investments  Securities purchased under agreements to resell totaled $1,092 million and $3,863 million at June 30, 2015 and December 31, 2014, respectively. Interest bearing deposits at banks totaled $2,002 million at June 30, 2015 and $2,000 million at December 31, 2014 and were with HSBC Bank USA, National Association ("HSBC Bank USA"). Short-term investments decreased as compared with December 31, 2014 as a result of the retirement of debt, partially offset by the run-off of our liquidating receivable portfolios, receivable sales and the sale of REO properties.

HSBC Finance Corporation

Long-Term Debt (excluding amounts due to affiliates) decreased to $12,988 million at June 30, 2015 from $16,427 million at December 31, 2014. There were no issuances of long-term debt during the three and six months ended June 30, 2015 or 2014. Repayments of long-term debt totaled $3,054 million and $2,545 million during the six months ended June 30, 2015 and 2014, respectively. The following table summarizes maturities of long-term debt at June 30, 2015, including secured financings:

(in millions)
2015	$2,241
2016	5,185
2017	1,588
2018	290
2019	198
Thereafter	3,486
Total	$12,988
Secured financings previously issued under public trusts of $1,012 million at June 30, 2015 are secured by $1,915 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $1,489 million at December 31, 2014 were secured by $2,999 million of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars all foreign-denominated notes previously issued.
We use derivatives for managing interest rate and currency risk and have received loan commitments from affiliates, but we do not otherwise enter into off-balance sheet transactions.
Common Equity  During the six months ended June 30, 2015 and 2014, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
Selected capital ratios  In managing capital, we develop a target for tangible common equity to tangible assets. This ratio target is based on risks inherent in the portfolio and the projected operating environment and related risks. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.
The following table summarizes selected capital ratios:

	June 30, 2015	December 31, 2014
Tangible common equity to tangible assets(1)	19.19%	17.33%
Common and preferred equity to total assets	24.93	22.29

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

U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under the Dodd-Frank Act (collectively, "DFAST"). Under the rules, the FRB will evaluate bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will approve capital distributions only for companies that are able to demonstrate sufficient capital strength after making the capital distributions. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in January 2015. In July 2015, HSBC North America submitted its latest mid-cycle company-run DFAST results. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the Office of the Comptroller of the Currency (the "OCC") for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.

HSBC Finance Corporation

HSBC North America is required to disclose the results of its annual DFAST under the FRB and OCC’s severely adverse stress scenario and is also required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. In March 2015, HSBC North America publicly disclosed its most recent DFAST results and the FRB also publicly disclosed its own DFAST and CCAR results. HSBC North America publicly disclosed its most recent mid-cycle DFAST results in July 2015.
In March 2015, the FRB informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2015 CCAR submission, including payment of dividends on outstanding preferred stock and trust preferred securities of HSBC North America and its subsidiaries. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
2015 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2015:

	Actual Jan. 1 through June 30, 2015	Estimated July 1 through December 31, 2015			Estimated Full Year 2015
	(in billions)
Funding needs:
Term debt maturities	$4	$2	-	$3	$6	-	$7
Secured financing maturities	—	1	-	1	1	-	1
Other	—	—	-	1	—	-	1
Total funding needs	$4	$3	-	$5	$7	-	$9
Funding sources:
Net asset attrition(1)	$1	$1	-	$1	$2	-	$2
Liquidation of short-term investments	3	1	-	1	4	-	4
Asset sales and transfers	—	1	-	2	1	-	2
HSBC and HSBC subsidiaries, including capital infusions	—	—	-	1	—	-	1
Total funding sources	$4	$3	-	$5	$7	-	$9

(1)	Net of receivable charge-offs.
For the remainder of 2015, the combination of cash generated from operations including balance sheet attrition, liquidation of short-term investments, funding from affiliates and asset sales will generate the liquidity necessary to meet our maturing debt obligations.

Off-Balance Sheet Arrangements

On October 17, 2013, the District Court entered a partial final judgment against us in the Jaffe litigation in the amount of approximately $2.5 billion. In addition to the partial judgment that had been entered, there also remains approximately $625 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the District Court. In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment while the appeal was on-going. The surety bond has a pricing term of three years and an annual fee of $7 million. To reduce costs associated with posting cash collateral with the insurance companies, the surety bond has been guaranteed by HSBC North America and we will pay HSBC North America a fee of $6 million annually for this guarantee. During the three and six months ended June 30, 2015, we recorded expense of $2 million and $4 million, respectively, related to the surety bond and $1 million and $3 million, respectively, related to the guarantee provided by HSBC North America. During the three and six months ended June 30, 2014, we recorded expense of $2 million and $4 million, respectively, related to the surety bond and $2 million and $3 million, respectively, related to the guarantee provided by HSBC North America. Given the mandate of the Court of Appeals for the Seventh Circuit reversing the judgment, we will be seeking release of the surety bond. See Note 14, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for additional details regarding the matter and Note 21, "Commitments and Contingent Liabilities," in our 2014 Form 10-K for additional information.

HSBC Finance Corporation

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives or changes in the fair value of receivables held for sale, REO or receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell affects the comparability of reported results between periods. Accordingly, our results for the six months ended June 30, 2015 should not be considered indicative of the results for any future period.
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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2015 and December 31, 2014, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $10,201 million and $860 million, respectively. At June 30, 2015 and December 31, 2014, we had no Level 3 assets recorded at fair value on a recurring basis.
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
Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015 and 2014.

HSBC Finance Corporation

Transfers Between Level 2 and Level 3 Measurements  During the three and six months ended June 30, 2015 and 2014, we transferred certain real estate secured receivables held for sale from Level 3 to Level 2 prior to the sale of these receivables.
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
Credit Risk Management  Day-to-day management of credit risk is administered by the HSBC Finance Corporation Retail Chief Credit Officer with ultimate reporting responsibility to the HSBC North America Chief Risk Officer. The HSBC North America

HSBC Finance Corporation

Chief Risk Officer reports to the HSBC North America Chief Executive Officer, and to the HSBC Group Chief Risk Officer. Our credit and portfolio management procedures currently focus on effective collections and customer account management efforts for each loan. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. Our customer account management policies and practices are described under the caption “Credit Quality - Customer Account Management Policies and Practices” in MD&A. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2014 Form 10-K for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC Group standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At June 30, 2015 and December 31, 2014, all of our existing derivative contracts are with HSBC Bank USA, making them our sole counterparty in derivative transactions. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. The fair value of our agreements with HSBC Bank USA required us to provide collateral to the affiliate of $543 million at June 30, 2015 and $213 million at December 31, 2014, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.
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
Our one-month and three-month time horizon stressed coverage ratios as of June 30, 2015 were 332 percent and 165 percent, respectively. Our one-month and three-month time horizon stressed coverage ratios as of December 31, 2014 were 1,593 percent and 252 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.

HSBC Finance Corporation

HSBC North America maintains a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses. The liquidity contingency funding plan is reviewed annually and approved by the Risk Committee of the Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators is monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, widening of our credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without HSBC affiliate access to the wholesale unsecured funding market for at least 90 days. Contingency funding needs will be satisfied primarily through liquidation of short term investments, sale of loans or secured borrowing using the mortgage portfolio as collateral. We maintain a liquid asset buffer consisting of cash and short-term liquid assets.
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
In September 2014, the FRB, the OCC and the Federal Deposit Insurance Corporation issued final regulations to implement the LCR in the U.S., applicable to certain large banking institutions, including HSBC North America. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banks and bank holding companies but are expected to do so well in advance of the NSFR’s scheduled global implementation by January 1, 2018.
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
The following table summarizes our credit ratings at June 30, 2015 and December 31, 2014:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
As of June 30, 2015:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB-	Baa3	-
As of December 31, 2014:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB-	Baa3	-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. As of June 30, 2015, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.

HSBC Finance Corporation

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
Net interest income simulation modeling techniques are utilized to monitor a number of interest rate scenarios for their impact on net interest income. These techniques include both rate shock scenarios, which assume immediate market rate movements by as much as 50 basis points, as well as scenarios in which rates rise or fall by 100 basis points over a twelve month period. During the first quarter of 2015, modeling assumptions were revised to remove the impact of fair value option swaps and non-qualifying hedges from the analysis and to express the sensitivity as a percent of base line modeled net interest income. The figures presented below for December 31, 2014 have been revised to conform to this presentation. The following table reflects the impact on net interest income of the scenarios utilized by these modeling techniques:

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected quarterly rate movements beginning July 1, October 1, January 1 and April 1):
Change resulting from a gradual 100 basis point increase in the yield curve	$16	2.4%	$27	4.5%
Change resulting from a gradual 100 basis point decrease in the yield curve	(11)	(1.7)	(20)	(3.4)%
The lower net interest income following a hypothetical rate rise and the higher net interest income following a hypothetical rate reduction as compared with December 31, 2014 reflects updates of economic stress scenarios including housing price index assumptions, regular adjustments of asset and liability behavior assumptions, run-off of the balance sheet and model enhancements.
The scenario above which assumes a gradual 100 basis point decrease in the yield curve has become less meaningful as a result of the continued period of low interest rates. As a result, we have also presented an additional scenario which considers the impact on net interest income of an immediate 50 basis point decrease in the yield curve. At June 30, 2015, this scenario would result in a decrease in projected net interest income of $6 million or 1 percent.
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
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.

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
Equity Ratios In managing capital, we develop targets for tangible common equity to tangible assets. This ratio target is based on risks inherent in the portfolio and the projected operating environment and related risks. We monitor ratios excluding the equity impact of unrealized gains losses on cash flow hedging instruments and postretirement benefit plan adjustments as well as subsequent changes in fair value recognized in earnings associated with debt and the related derivatives for which we elected the fair value option. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures The following table provides a reconciliation for selected equity ratios:

	June 30, 2015	December 31, 2014
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$5,287	$5,548
Exclude:
Fair value option adjustment	(48)	(75)
Unrealized (gains) losses on cash flow hedging instruments	31	51
Postretirement benefit plan adjustments, net of tax	13	14
Tangible common equity	$5,283	$5,538
Tangible shareholders’ equity:
Tangible common equity	$5,283	$5,538
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of HSBC Finance Capital Trust IX(1)	1,000	1,000
Tangible shareholders’ equity	$7,858	$8,113
Tangible assets:
Total assets	$27,523	$31,960
Equity ratios:
Common and preferred equity to total assets	24.93%	22.29%
Tangible common equity to tangible assets	19.19	17.33
Tangible shareholders’ equity to tangible assets	28.55	25.38

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

See Note 14, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 41for our legal proceedings disclosure, which is incorporated herein by reference.

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
At June 30, 2015, the HSBC Group had 11 loans outstanding to an Iranian petrochemical company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities.

HSBC Finance Corporation

Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. The repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments. No such payments were made in the second quarter of 2015.
Relevant authorizations have been obtained from the competent authorities of the European Union with respect to the above transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for the second quarter of 2015, which includes interest and fees, was approximately $261,000, and net estimated profit was approximately $190,000. While the HSBC Group intends to continue to seek repayment under the existing loans, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during the second quarter of 2015 and approximately 20 remain outstanding.
There was no measurable gross revenue to the HSBC Group for the second quarter of 2015 under those guarantees. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in the second quarter of 2015. Estimated counter revenue to the HSBC Group in the second quarter of 2015 for this financial institution, which includes fees and/or commissions, was approximately $(53,000). This customer relationship has generated negative revenue to the HSBC Group, given a negative interest rate assessed by the European Central Bank. The HSBC Group is currently paying the negative interest rate on behalf of its customers. In the second quarter of 2015, the HSBC Group applied for a license from the U.K. government to collect the negative interest rate from this institution and will commence collecting the negative interest rate in the third quarter of 2015.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving two employees of an U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue to the HSBC Group in the second quarter of 2015 generated by this pension scheme, which includes fees and/or commissions, was approximately $860.

For the Iranian bank activity discussed in this section, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the second quarter of 2015 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated in the second quarter of 2015.
The HSBC Group maintained an account for an individual customer that was sanctioned under Executive Order 13224 in the second quarter of 2015. The HSBC Group settled the outstanding credit balance due from the customer and closed the account in the second quarter of 2015. There was no gross revenue or net profit to the HSBC Group in the second quarter of 2015.
Activity related to U.S. Executive Order 13382 In the second quarter of 2015, the HSBC Group maintained non-U.S. currency accounts for an individual customer sanctioned under Executive Order 13382. The HSBC Group is in the process of exiting the customer relationship. There was no gross revenue or net profit to the HSBC Group in the second quarter of 2015.

HSBC Finance Corporation

Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. The HSBC Group has exercised a break clause in the lease and is in the process of exiting the property. The relationship will be terminated in 2015 and the HSBC Group closed the branch in the third quarter of 2014. There was no gross revenue or net profit to the HSBC Group in the second quarter of 2015.
The HSBC Group maintains an account for a corporate customer in France that made a payment to the Iranian Civil Aviation Authority to settle flight-related expenses. This activity was permitted by a license issued by France. There was no gross revenue or net profits to HSBC in the second quarter of 2015.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2015. In the second quarter of 2015, the HSBC Group also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group.

Item 6.Exhibits and Financial Statement Schedules.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Index

Account management policies and practices 69	Estimates and assumptions 9
Assets:	Executive overview 44
by business segment 34	Fair value measurements:
fair value of financial assets 37	assets and liabilities recorded at fair value on a recurring basis 38
fair value measurements 36	assets and liabilities recorded at fair value on a non-recurring basis 39
nonperforming 15, 68	fair value adjustments 36
Balance sheet (consolidated) 5	financial instruments 37
Basel III 43, 47	hierarchy 78
Basis of reporting 48	transfers into/out of Level 1 and Level 2 39, 78
Business:	transfers into/out of Level 2 and Level 3 39, 79
consolidated performance review 46	valuation control framework 36
focus 45	valuation techniques 40
Capital:	Financial highlights metrics 46
2015 funding strategy 77	Financial liabilities:
common equity movements 76	designated at fair value 23
consolidated statement of changes 6	fair value of financial liabilities 37
selected capital ratios 76	Forward looking statements 43
Cash flow (consolidated) 7	Funding 47, 75
Cautionary statement regarding forward-looking statements 43	Gain (loss) from debt designated at fair value and related derivatives 23
Compliance risk 83	Geographic concentration of receivables 74
Consumer business segment 33, 58	Impairment:
Contingent liabilities:	credit losses 16, 52
enhancement services products 10	nonaccrual receivables 12, 68
litigation 41	nonperforming receivables 15, 68
Controls and procedures 85	Income taxes 57
Credit quality 62	Internal control 85
Credit risk:	Interest income:
concentration 74	net interest income 51
management 79	sensitivity 82
Current environment 44	Interest rate risk 82
Derivatives:	Key performance indicators 46
cash flow hedges 26	Legal proceedings 41
fair value hedges 26	Liabilities:
income (expense) 53	financial liabilities designated at fair value 23
non-qualifying hedges 27	lines of credit 31
notional value 28	long-term debt 76
Discontinued operations 9	Liquidity and capital resources 75
Enhancement services products 10	Liquidity risk 80
Equity:	Litigation and regulatory matters 41
consolidated statement of changes 6
ratios 76

HSBC Finance Corporation

LTV Ratios 49	Reconciliation of Non-U.S. GAAP financial measures to U.S. GAAP financial measures 84
Loans and advances - see Receivables	Reconciliation of U.S. GAAP results to Group Reporting Basis 48
Loan impairment charges - see Provision for credit losses	Related party transactions 30
Market risk 82	Repurchase liability 55
Market turmoil - see Current environment	Reputational risk 83
Model risk 83	Results of operations 51
Mortgage Lending products 11, 49	Risk management:
Net interest income 51	compliance 83
New accounting pronouncements 42	credit 79
Off-balance sheet arrangements 77	interest rate 82
Operating expenses 56	liquidity 80
Operational risk 83	market 82
Other revenues 53	model 83
Pension and other postretirement benefits 29	operational 83
Performance, developments and trends 46	overview 79
Profit (loss) before tax:	pension 83
consolidated 3	reputational 83
Group Reporting Basis 33	security and fraud 83
Provision for credit losses 16, 52	strategic 83
Ratios:	Security and fraud risk 83
capital 76	Segment results - Group Reporting Basis:
charge-off (net) 67	consumer 33, 58
credit loss reserve related 63	overall summary 33, 58
delinquency 65	Selected financial data 46
earnings to fixed charges - Exhibit 12	Sensitivity:
efficiency 56	projected net interest income 82
financial 46	Statement of cash flows 7
Re-aged receivables 74	Statement of changes in shareholders' equity 6
Real estate owned 50	Statement of comprehensive income 4
Receivables:	Statement of income (loss) 3
by category 11, 49	Strategic initiatives and focus 45
by charge-off (net) 67	Strategic risk 83
by delinquency 65	Surety bond 31, 77
geographic concentration 74	Table of contents 2
held for sale 18, 45	Tangible common equity to tangible assets 76
in process of foreclosure 15	Tax expense 57
modified and/or re-aged 70	Troubled debt restructures 12, 64
nonaccrual 12, 68	Variable interest entities 35
overall review 49
risk concentration 74
troubled debt restructures 12, 64

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 3, 2015

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.