Form 10-Q
period 2015-09-30
HSBC Finance Corp
filed 2015-11-02
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

PART I

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest income	$396	$473	$1,235	$1,471
Interest expense on debt held by:
Non-affiliates	164	209	545	636
HSBC affiliates	50	54	156	168
Interest expense	214	263	701	804
Net interest income	182	210	534	667
Provision for credit losses	18	(43)	237	(238)
Net interest income after provision for credit losses	164	253	297	905
Other revenues:
Derivative related expense	(128)	(7)	(135)	(187)
Gain on debt designated at fair value and related derivatives	34	72	167	145
Servicing and other fees from HSBC affiliates	5	6	17	20
Lower of amortized cost or fair value adjustment on receivables held for sale	(83)	84	(154)	292
Other income	74	14	103	28
Total other revenues	(98)	169	(2)	298
Operating expenses:
Salaries and employee benefits	55	47	158	154
Occupancy and equipment expenses, net	8	8	24	26
Real estate owned expenses	6	2	11	14
Other administrative expenses	109	52	543	120
Support services from HSBC affiliates	54	65	166	198
Total operating expenses	232	174	902	512
Income (loss) from continuing operations before income tax	(166)	248	(607)	691
Income tax expense (benefit)	(129)	87	(357)	182
Income (loss) from continuing operations	(37)	161	(250)	509
Discontinued operations (Note 2):
Loss from discontinued operations before income tax	(3)	(4)	(12)	(24)
Income tax benefit (expense)	3	(5)	4	2
Loss from discontinued operations	—	(9)	(8)	(22)
Net income (loss)	$(37)	$152	$(258)	$487

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net income (loss)	$(37)	$152	$(258)	$487
Other comprehensive income, net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	8	11	28	34
Pension and postretirement benefit plan adjustments	—	1	—	1
Other comprehensive income, net of tax	8	12	28	35
Total comprehensive income (loss)	$(29)	$164	$(230)	$522

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2015	December 31, 2014
	(in millions, except share data)
Assets
Cash	$131	$157
Interest bearing deposits with banks	1,503	2,000
Securities purchased under agreements to resell	531	3,863
Receivables, net (including $1.8 billion and $3.0 billion at September 30, 2015 and December 31, 2014, respectively, collateralizing long-term debt and net of credit loss reserves of $341 million and $2.2 billion at September 30, 2015 and December 31, 2014, respectively)	9,434	21,242
Receivables held for sale	10,041	860
Properties and equipment, net	5	63
Real estate owned	101	159
Deferred income taxes, net	2,793	2,444
Other assets	1,076	1,109
Assets of discontinued operations	21	63
Total assets	$25,636	$31,960
Liabilities
Debt:
Due to affiliates (including $505 million and $512 million at September 30, 2015 and December 31, 2014, respectively, carried at fair value)	$4,936	$6,945
Long-term debt (including $4.6 billion and $6.8 billion at September 30, 2015 and December 31, 2014, respectively, carried at fair value and $943 million and $1.5 billion at September 30, 2015 and December 31, 2014, respectively, collateralized by receivables)	12,206	16,427
Total debt	17,142	23,372
Derivative related liabilities	59	82
Liability for postretirement benefits	214	221
Other liabilities	1,358	1,091
Liabilities of discontinued operations	60	71
Total liabilities	18,833	24,837
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding at both September 30, 2015 and December 31, 2014)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding at both September 30, 2015 and December 31, 2014)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued and outstanding at both September 30, 2015 and December 31, 2014)	—	—
Additional paid-in-capital	23,291	23,381
Accumulated deficit	(18,026)	(17,768)
Accumulated other comprehensive loss	(37)	(65)
Total common shareholder’s equity	5,228	5,548
Total shareholders’ equity	6,803	7,123
Total liabilities and shareholders’ equity	$25,636	$31,960

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30,	2015	2014
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,575	$1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in-capital
Balance at beginning of period	23,381	23,485
Dividends on preferred stock	(93)	(93)
Employee benefit plans, including transfers and other	3	19
Balance at end of period	23,291	23,411
Accumulated deficit
Balance at beginning of period	(17,768)	(18,291)
Net income (loss)	(258)	487
Balance at end of period	(18,026)	(17,804)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(65)	(108)
Other comprehensive income	28	35
Balance at end of period	(37)	(73)
Total common shareholder’s equity at end of period	5,228	5,534
Total shareholders' equity at end of period	$6,803	$7,109

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2015	2014
	(in millions)
Cash flows from operating activities
Net income (loss)	$(258)	$487
Loss from discontinued operations	(8)	(22)
Income (loss) from continuing operations	(250)	509
Adjustments to reconcile income (loss) to net cash used in operating activities:
Provision for credit losses	237	(238)
Lower of amortized cost or fair value adjustment on receivables held for sale	154	(292)
Gain on sale of real estate owned, including lower of amortized cost or fair value adjustments	(1)	(19)
Depreciation and amortization	5	6
Mark-to-market on debt designated at fair value and related derivatives	(9)	57
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	(411)	(567)
Net change in other assets	(296)	311
Net change in other liabilities	260	(128)
Other, net	(5)	124
Cash used in operating activities – continuing operations	(316)	(237)
Cash provided by operating activities – discontinued operations	22	49
Cash used in operating activities	(294)	(188)

Cash flows from investing activities
Net change in securities purchased under agreements to resell	3,332	2,083
Net change in interest bearing deposits with banks	497	—
Receivables:
Net collections	1,695	1,504
Proceeds from sales of receivables	431	1,237
Proceeds from sales of real estate owned	159	413
Sales of properties and equipment	54	—
Cash provided by investing activities – continuing operations	6,168	5,237
Cash provided by investing activities – discontinued operations	—	—
Cash provided by investing activities	6,168	5,237

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Nine Months Ended September 30,	2015	2014
	(in millions)

Cash flows from financing activities
Debt:
Net change in due to affiliates	(2,002)	(1,812)
Long-term debt retired	(3,805)	(3,146)
Shareholders’ dividends	(93)	(93)
Cash used in financing activities – continuing operations	(5,900)	(5,051)
Cash used in financing activities – discontinued operations	—	—
Cash used in financing activities	(5,900)	(5,051)
Net change in cash	(26)	(2)
Cash at beginning of period(1)	175	198
Cash at end of period(2)	$149	$196
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$100	$217
Transfer of receivables to held for sale	10,250	748

(1)	Cash at beginning of period includes $18 million and $23 million for discontinued operations as of January 1, 2015 and 2014, respectively.

(2)	Cash at end of period includes $18 million and $23 million for discontinued operations as of September 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	9	Pension and Other Postretirement Benefits	30
2	Discontinued Operations	10	10	Related Party Transactions	30
3	Receivables	11	11	Business Segments	33
4	Credit Loss Reserves	16	12	Variable Interest Entities	35
5	Receivables Held for Sale	18	13	Fair Value Measurements	36
6	Fair Value Option	23	14	Litigation and Regulatory Matters	41
7	Derivative Financial Instruments	24	15	New Accounting Pronouncements	42
8	Accumulated Other Comprehensive Income (Loss)	29

1.	Organization and Basis of Presentation

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
During the third quarter of 2015, we reclassified preferred dividends within common shareholder's equity in order to properly present dividends as a reduction to additional paid-in-capital rather than as an increase to accumulated deficit for all periods. Total common shareholder's equity, total shareholders' equity and reported net income for all periods were unaffected. The following table reflects the impact of this reclassification for the periods below:

	December 31, 2013(1)	September 30, 2014	December 31, 2014(1)
	(in millions)
Additional Paid-in-Capital:
As previously reported	$23,968	$23,987	$23,987
After reclassification	23,485	23,411	23,381

Accumulated Deficit:
As previously reported	$(18,774)	$(18,380)	$(18,374)
After reclassification	(18,291)	(17,804)	(17,768)

Cumulative dividends reclassified	$483	$576	$606

(1)	Also reflects the opening balances at January 1, 2015 and 2014 presented in the consolidated statement of changes in shareholders' equity.
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

2012 Discontinued Operations:
Commercial In 2012, we began reporting our Commercial business in discontinued operations as there were no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. At September 30, 2015 and December 31, 2014, assets of our Commercial business totaled $21 million and $62 million, respectively. There were no liabilities in our Commercial business at either September 30, 2015 or December 31, 2014. The following table summarizes the operating results of our discontinued Commercial business for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net interest income and other revenues	$2	$3	$10	$9
Income from discontinued operations before income tax	1	2	6	6
2011 Discontinued Operations:
Card and Retail Services In 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. ("HSBC USA") and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value.
The following table summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net interest income and other revenues	$—	$—	$—	$—
Loss from discontinued operations before income tax(1)	(4)	(6)	(18)	(30)

(1)
For the three and nine months ended September 30, 2015, the amounts primarily relate to legal accruals. For the three and nine months ended September 30, 2014, the amounts include expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One.

There were no assets in our discontinued Card and Retail Services business at September 30, 2015. At December 31, 2014, assets of our discontinued Card and Retail Services business totaled $1 million. Liabilities of our Card and Retail Services business totaled $60 million and $71 million, at September 30, 2015 and December 31, 2014, respectively, which primarily consists of certain legal accruals.
Through our discontinued Cards and Retail Services business, we previously offered or participated in the marketing, distribution, or servicing of products, such as identity theft protection and credit monitoring products, that were ancillary to the provision of credit to the consumer (enhancement services products). We ceased the marketing, distribution and servicing of these products by May 2012. The offering and administration of these, and other enhancement services products such as debt protection products, has been the subject of enforcement actions against other institutions by regulators, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation. These enforcement actions have resulted in orders to pay restitution to customers and the assessment of penalties in substantial amounts. We have made restitution to certain customers in connection with certain enhancement services products and we continue to cooperate with our regulators in connection with their on-going review. In light of the actions regulators have taken in relation to other credit card issuers regarding their enhancement services products, one or more regulators may order us to pay additional restitution to customers and/or impose civil money penalties or other relief arising from our prior offering and administration of such enhancement services

HSBC Finance Corporation

products. In light of the actions taken by regulators with respect to other credit card issuers, our own past remediation, together with consideration of mitigating factors, including any differences between product features offered and actions we have taken as compared to other credit card issuers, the range of reasonably possible losses for any additional remediation, if ordered by our regulators, in excess of our recorded liability, including civil money penalties, is between zero and $0.5 billion at September 30, 2015.

3.	Receivables

Receivables consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Real estate secured:
First lien	$7,675	$20,153
Second lien	1,954	2,517
Total real estate secured receivables	9,629	22,670
Accrued interest income and other	146	789
Credit loss reserve for receivables	(341)	(2,217)
Total receivables, net	$9,434	$21,242
Deferred origination fees, net of costs, totaled $61 million and $159 million at September 30, 2015 and December 31, 2014, respectively, and are included in the receivables balance. Net unamortized premium on our receivables totaled $38 million and $76 million at September 30, 2015 and December 31, 2014, respectively, and are also included in the receivables balance.
In June 2015, we expanded our receivable sales program which resulted in the transfer of receivables with a carrying value of $11,399 million, including accrued interest, to held for sale. See Note 5, "Receivables Held for Sale," for additional information.
Collateralized funding transactions  Secured financings previously issued under public trusts with a balance of $943 million at September 30, 2015 are secured by $1,846 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $1,489 million at December 31, 2014 were secured by $2,999 million of closed-end real estate secured receivables.
Aging Analysis of Past Due Receivables The following tables summarize the past due status of our receivables (excluding receivables held for sale) at September 30, 2015 and December 31, 2014. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the terms of the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-aging. As previously discussed, in June 2015 we expanded our receivable sales program and transferred receivables with a carrying value of $11,399 million, including accrued interest, to held for sale during the second quarter of 2015 which creates a lack of comparability in the aging analysis of past due receivables between periods.

	Past Due		Total Past Due		Total Receivables(2)
September 30, 2015	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$197	$220	$417	$7,258	$7,675
Second lien	113	60	173	1,781	1,954
Total real estate secured receivables	$310	$280	$590	$9,039	$9,629

HSBC Finance Corporation

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2014	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$1,572	$902	$2,474	$17,679	$20,153
Second lien	165	100	265	2,252	2,517
Total real estate secured receivables	$1,737	$1,002	$2,739	$19,931	$22,670

(1)	Receivables less than 30 days past due are presented as current.

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
Nonaccrual receivables and nonaccrual receivables held for sale consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Nonaccrual receivable portfolios(1):
Real estate secured(2)	$292	$1,024
Receivables held for sale(3)	813	509
Total nonaccrual receivables(4)	$1,105	$1,533

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

(2)
At September 30, 2015 and December 31, 2014, nonaccrual real estate secured receivables held for investment include $189 million and $417 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
For a discussion of the movements between the components of nonaccrual receivables, see Note 5, "Receivables Held for Sale," which includes discussion of the expansion of our receivable sales program in the second quarter of 2015.

(4)
Nonaccrual receivables do not include receivables totaling $464 million and $627 million at September 30, 2015 and December 31, 2014, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

The following table provides additional information on our total nonaccrual receivables:

Nine Months Ended September 30,	2015	2014
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$125	$271
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period	37	68

HSBC Finance Corporation

Troubled Debt Restructurings  We report as trouble debt restructurings ("TDR Loans") substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods. Additionally, we report as TDR Loans all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification. TDR Loans also include receivables discharged under Chapter 7 bankruptcy and not re-affirmed. TDR Loans are considered to be impaired loans. The TDR Loan balances in the tables below reflect the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. Additionally, the carrying amount of TDR Loans classified as held for sale has been reduced by both the lower of amortized cost or fair value adjustment as well as the credit loss reserves associated with these receivables prior to the transfer. TDR Loans are considered to be impaired loans regardless of their accrual status.
Modifications for real estate secured receivables may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive for a period of time in future periods. By lowering the interest rate and making other changes to the loan terms, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Re-aging is an account management action that results in the resetting of the contractual delinquency status of an account to current which generally requires the receipt of two qualifying payments. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rate which generally results in a higher reserve requirement for these loans. The portion of the credit loss reserves on TDR Loans that is associated with the discounting of cash flows is released from credit loss reserves over the life of the TDR Loan. There are no credit loss reserves associated with TDR Loans classified as held for sale as they are carried at the lower of amortized cost or fair value.
The following table presents information about receivables held for investment and receivables held for sale which as a result of any account management action taken during the three and nine months ended September 30, 2015 and 2014 became classified as TDR Loans as well as a summary of the type of account management action taken.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Real estate secured receivables classified as TDR Loans during the period:
First lien held for investment	$19	$127	$161	$521
Second lien held for investment	13	17	41	68
Real estate secured receivables held for sale	68	19	155	63
Total	$100	$163	$357	$652

Types of account management actions taken during the period:
Modifications, primarily interest rate modifications	$41	$54	$141	$218
Re-age of past due account	59	109	216	434
Total(1)	$100	$163	$357	$652

(1)
During the first quarter of 2015, it was determined that loan balances totaling $160 million previously reported as modifications in the table above during the first quarter of 2014 should have been reported as a re-age. Accordingly, the modification and re-age information presented in the table above for the nine months ended September 30, 2014 has been adjusted to reflect the corrected classification. The total amounts reported remain unchanged.

HSBC Finance Corporation

The tables below present information about our TDR Loans and TDR Loans held for sale, including the related allowance for credit losses. The TDR Loan carrying value trend in the table below reflects the impact of the transfer of additional receivables to held for sale as a result of the expansion of the receivable sales program as the majority of the receivables transferred to held for sale were previously classified as TDR Loans.

	September 30, 2015		December 31, 2014
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)
Real estate secured:
First lien(2)	$890	$1,025	$9,630	$9,931
Second lien(2)	674	760	915	1,050
Real estate secured receivables held for sale(3)	7,447	9,226	650	1,004
Total real estate secured TDR Loans	$9,011	$11,011	$11,195	$11,985

Credit loss reserves for TDR Loans:(4)
Real estate secured:
First lien	$105		$1,738
Second lien	146		244
Total credit loss reserves for real estate secured TDR Loans(3)	$251		$1,982

(1)
At September 30, 2015 and December 31, 2014, the unpaid principal balance reflected above includes $718 million and $549 million, respectively, which have received a reduction in the unpaid principal balance as part of an account management action.

(2)
At September 30, 2015 and December 31, 2014, the carrying value of TDR Loans held for investment totaling $249 million and $517 million, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)	There are no credit loss reserves associated with receivables classified as held for sale as they are carried at the lower of amortized cost or fair value.

(4)	Included in credit loss reserves.
The following table provides additional information about the average balance and interest income recognized on TDR Loans and TDR Loans held for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$8,281	$11,203	$9,408	$11,638
Second lien	804	952	858	991
Total average balance of TDR Loans	$9,085	$12,155	$10,266	$12,629

Interest income recognized on TDR Loans:
Real estate secured:
First lien	$170	$193	$525	$599
Second lien	21	24	65	72
Total interest income recognized on TDR Loans	$191	$217	$590	$671

HSBC Finance Corporation

The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Real estate secured:
First lien	$6	$71	$68	$307
Second lien	6	13	20	44
Real estate secured receivables held for sale	32	7	71	30
Total	$44	$91	$159	$381
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

	September 30, 2015		December 31, 2014
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured receivables(1):
First lien	$277	3.61%	$1,388	6.89%
Second lien	98	5.02	154	6.12
Real estate secured receivables held for sale	1,137	11.32	530	61.63
Total real estate secured receivables(2)	$1,512	7.69%	$2,072	8.81%

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

(2)	At September 30, 2015 and December 31, 2014, total real estate secured receivables includes $602 million and $745 million, respectively, that are in the process of foreclosure.
Nonperforming The following table summarizes the status of receivables and receivables held for sale.

	Accruing Loans	Nonaccrual Loans(4)	Total
	(in millions)
At September 30, 2015(1)
Real estate secured(2)(3)	$9,337	$292	$9,629
Real estate secured receivables held for sale	9,228	813	10,041
Total	$18,565	$1,105	$19,670
At December 31, 2014(1)
Real estate secured(2)(3)	$21,646	$1,024	$22,670
Real estate secured receivables held for sale	351	509	860
Total	$21,997	$1,533	$23,530

HSBC Finance Corporation

(1)
The balances included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(2)
At September 30, 2015 and December 31, 2014, nonaccrual real estate secured receivables held for investment include $189 million and $417 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
At September 30, 2015 and December 31, 2014, nonaccrual real estate secured receivables held for investment include $176 million and $739 million, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

(4)
Nonaccrual loans do not include receivables totaling $464 million and $627 million at September 30, 2015 and December 31, 2014, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest.

Troubled debt restructurings  See discussion of TDR Loans above for further details on this credit quality indicator.

4.	Credit Loss Reserves

The following table summarizes the changes in credit loss reserves by product and the related receivable balance by product during the three and nine months ended September 30, 2015 and 2014:

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Three Months Ended September 30, 2015:
Credit loss reserve rollforward:
Credit loss reserve balances at beginning of period	$200	$208	$—	$408
Provision for credit losses(1)	11	7	—	18
Net charge-offs:
Charge-offs(1)(2)	(63)	(27)	—	(90)
Recoveries	4	1	—	5
Total net charge-offs	(59)	(26)	—	(85)
Credit loss reserve balance at end of period	$152	$189	$—	$341
Nine Months Ended September 30, 2015:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$1,898	$319	$—	$2,217
Provision for credit losses(1)	215	22	—	237
Net charge-offs:
Charge-offs(1)(2)	(1,979)	(156)	—	(2,135)
Recoveries	18	4	—	22
Total net charge-offs	(1,961)	(152)	—	(2,113)
Credit loss reserve balance at end of period	$152	$189	$—	$341
Reserve components:
Collectively evaluated for impairment	$45	$43	$—	$88
Individually evaluated for impairment(3)	95	146	—	241
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	12	—	—	12
Receivables acquired with deteriorated credit quality	—	—	—	—
Total credit loss reserves	$152	$189	$—	$341

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Receivables:
Collectively evaluated for impairment	$6,709	$1,272	$—	$7,981
Individually evaluated for impairment(3)	661	654	—	1,315
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	301	27	—	328
Receivables acquired with deteriorated credit quality	4	1	—	5
Total receivables	$7,675	$1,954	$—	$9,629
Three Months Ended September 30, 2014:
Credit loss reserve rollforward:
Credit loss reserve balances at beginning of period	$2,296	$396	$—	$2,692
Provision for credit losses	(45)	3	(1)	(43)
Net charge-offs:
Charge-offs(2)	(168)	(43)	—	(211)
Recoveries	20	4	1	25
Total net charge-offs	(148)	(39)	1	(186)
Credit loss reserve balance at end of period	$2,103	$360	$—	$2,463
Nine Months Ended September 30, 2014:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$2,777	$496	$—	$3,273
Provision for credit losses	(184)	(36)	(18)	(238)
Net charge-offs:
Charge-offs(2)	(559)	(157)	—	(716)
Recoveries	69	57	18	144
Total net charge-offs	(490)	(100)	18	(572)
Credit loss reserve balance at end of period	$2,103	$360	$—	$2,463
Reserve components:
Collectively evaluated for impairment	$201	$90	$—	$291
Individually evaluated for impairment(3)	1,865	270	—	2,135
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	35	—	—	35
Receivables acquired with deteriorated credit quality	2	—	—	2
Total credit loss reserves	$2,103	$360	$—	$2,463
Receivables:
Collectively evaluated for impairment	$10,839	$1,718	$—	$12,557
Individually evaluated for impairment(3)	9,326	920	—	10,246
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	662	28	—	690
Receivables acquired with deteriorated credit quality	8	2	—	10
Total receivables	$20,835	$2,668	$—	$23,503

(1)
The provision for credit losses and charge-offs for real estate secured receivables during the three and nine months ended September 30, 2015 includes $12 million and $232 million, respectively, related to the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. See Note 5, "Receivables Held for Sale," for additional information. The provision for credit losses for real estate secured receivables during the nine months ended September 30, 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the three and nine months ended September 30, 2015 and 2014 and, accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $24 million and $1,617 million during the three and nine months ended September 30, 2015 compared with $12 million and $50 million during the three and nine months ended September 30, 2014, respectively.

HSBC Finance Corporation

(3)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $249 million and $509 million at September 30, 2015 and 2014, respectively. The reserve component above excludes credit loss reserves totaling $10 million and $26 million at September 30, 2015 and 2014, respectively, for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. These receivables and credit loss reserves are reflected within receivables and credit loss reserves carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

5.	Receivables Held for Sale

Real Estate Secured Receivables Real estate secured receivables held for sale which are carried at the lower of amortized cost or fair value are comprised of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Real estate secured receivables held for sale:
First lien	$9,866	$860
Second lien	175	—
Total real estate secured receivables held for sale	$10,041	$860
As discussed in prior filings, we transfer to held for sale and initiate sale activities for first lien real estate secured receivables when a receivable meets pre-determined criteria and is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). In June 2015, we expanded our sales program to include substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables. The expansion of our sales program has accelerated our existing run-off strategy and, as a result, we recorded pre-tax severance expense of $11 million and $33 million during the three and nine months ended September 30, 2015, respectively, related to approximately 700 employees who will be impacted over the course of our receivable sales program.
Under our expanded sales program, during the three and nine months ended September 30, 2015 we transferred real estate secured receivables to held for sale with a total unpaid principal balance (excluding accrued interest) of approximately $280 million and $11,711 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $284 million and $12,099 million, including accrued interest, during the three and nine months ended September 30, 2015, respectively. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During the three and nine months ended September 30, 2015, we recorded an initial lower of amortized cost or fair value adjustment of $12 million and $232 million, respectively, associated with the newly transferred loans all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss).
During the three and nine months ended September 30, 2015, we recorded $84 million and $153 million, respectively, of additional lower of amortized cost or fair value adjustment on receivables held for sale as a component of total other revenues in the consolidated statement of income (loss) as a result of a change in the estimated pricing on specific pools of loans.
During the three and nine months ended September 30, 2014, we transferred real estate secured receivables to held for sale with an unpaid principal balance (excluding accrued interest) of approximately $302 million and $1,171 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $236 million and $910 million, including accrued interest, for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2014 we recorded an initial lower of amortized cost or fair value adjustment of $10 million and $112 million, respectively, associated with the newly transferred loans, all of which was attributable to non-credit related factors and recorded as a component of total other revenues in the consolidated statement of income (loss). These receivables were already carried at the lower of amortized cost or fair value of the collateral less cost to sell.
During the three and nine months ended September 30, 2014, we reversed $97 million and $410 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the fair value of the real estate secured receivables held for sale as conditions in the housing industry showed improvement during the first nine months of 2014 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.
During the three and nine months ended September 30, 2015, we sold real estate secured receivables with an aggregate unpaid principal balance of $176 million (aggregate carrying value of $107 million including accrued interest) and $605 million (aggregate

HSBC Finance Corporation

carrying value of $408 million including accrued interest), respectively, at the time of sale to a third-party investor. Aggregate cash consideration for these real estate secured receivables totaled $110 million and $431 million, during the three and nine months ended September 30, 2015, respectively. We realized a gain on these transactions of approximately $2 million and $20 million, net of transaction costs, during the three and nine months ended September 30, 2015, respectively.
We entered into an agreement to sell a tranche of real estate secured receivables with an unpaid principal balance of approximately $2.0 billion on November 1, 2015. We currently expect that we will incur a loss at the time of sale in the region of $15 million, which includes transaction costs.
Historically, receivables held for sale have been sold to investors or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables have been classified as real estate owned ("REO") and sold. As we continue to work with borrowers, we have also historically agreed to short sales whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. Accordingly, based on the projected timing of loan sales and the expected flow of foreclosure volume into REO or settled through a short sale, a portion of the real estate secured receivables classified as held for sale will ultimately become REO or settled through a short sale. As a result, a portion of the non-credit fair value adjustment on receivables held for sale may be reversed in earnings over time. The following table summarizes the activity of real estate secured receivables either transferred to REO or for which the underlying collateral was sold in a short sale during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Carrying value of real estate secured receivables:
Transferred to REO after obtaining title to the underlying collateral	$25	$43	$71	$160
Underlying collateral sold in a short sale	15	16	41	47
Impact to lower of amortized cost or fair value adjustment previously recorded resulting from the transfer to REO or short sales:
Transferred to REO after obtaining title to the underlying collateral	(1)	2	(1)	4
Underlying collateral sold in a short sale	—	1	2	2

HSBC Finance Corporation

Receivable Held for Sale Activity During the Period The following table summarizes the activity in receivables held for sale during the three and nine months ended September 30, 2015 and 2014:

Receivables Held for Sale
(in millions)
Three Months Ended September 30, 2015:
Real estate secured receivables held for sale at beginning of period	$10,310
Real estate secured receivable sales	(107)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(83)
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(40)
Change in real estate secured receivable balance, including collections	(287)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	248
Real estate secured receivables held for sale at end of period(3)	$10,041

Nine Months Ended September 30, 2015:
Real estate secured receivables held for sale at beginning of period	$860
Real estate secured receivable sales	(408)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(154)
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(112)
Change in real estate secured receivable balance, including collections	(395)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	10,250
Real estate secured receivables held for sale at end of period(3)	$10,041

Three Months Ended September 30, 2014:
Real estate secured receivables held for sale at beginning of period	$1,874
Real estate secured receivable sales	(272)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	94
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(59)
Change in real estate secured receivable balance, including collections	(11)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	214
Real estate secured receivables held for sale at end of period(3)	$1,840

Nine Months Ended September 30, 2014:
Real estate secured receivables held for sale at beginning of period	$2,047
Real estate secured receivable sales	(1,156)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	404
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(207)
Change in real estate secured receivable balance, including collections	12
Transfer of real estate secured receivables into held for investment at the lower of amortized cost or fair value(4)	(8)
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	748
Real estate secured receivables held for sale at end of period(3)	$1,840

(1)
The initial lower of amortized cost or fair value adjustment on receivables transferred into held for sale during the three and nine months ended September 30, 2015, totaled $12 million and $232 million, respectively, compared with $10 million and $112 million during the three and nine months ended September 30, 2014, respectively.

(2)	Amount includes any accrued interest associated with the receivable.

(3)	Real estate secured receivables held for sale in the table above are presented net of the valuation allowance.

HSBC Finance Corporation

(4)
During the first quarter of 2014, we identified a small number of receivables held for sale which did not meet our criteria to be classified as held for sale. As a result we transferred these receivables to held for investment at the lower of amortized cost or fair value.

The following table provides a rollforward of our valuation allowance for the three and nine months ended September 30, 2015 and 2014. See Note 13, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Balance at beginning of period	$33	$—	$—	$329
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	—	10	—	112
Increase in (release of) valuation allowance resulting from changes in fair value	83	(94)	154	(404)
Valuation allowance on real estate secured receivables transferred to held for investment	—	—	—	(4)
Change in valuation allowance for loans sold	(33)	103	(54)	129
Change in valuation allowance for collections, charged-off, transferred to REO or short sale	21	(19)	4	(162)
Balance at end of period	$104	$—	$104	$—

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment during the three and nine months ended September 30, 2015 and 2014:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
	Fair Value	REO	Short Sales	Total
	(in millions)
(Income)/Expense:
Three Months Ended September 30, 2015:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$12	$—	$—	$12
Other revenues:
Initial lower of amortized cost or fair value adjustment	—	—	—	—
Subsequent to initial transfer to held for sale	84	(1)	—	83
Lower of amortized cost or fair value adjustment recorded through other revenues	84	(1)	—	83
Lower of amortized cost or fair value adjustment	$96	$(1)	$—	$95

Three Months Ended September 30, 2014:
Lower of amortized cost or fair value adjustments recorded as a component of other revenues:
Initial lower of amortized cost or fair value adjustment(2)	$10	$—	$—	$10
Subsequent to initial transfer to held for sale	(97)	2	1	(94)
Lower of amortized cost or fair value adjustment recorded through other revenues(3)	$(87)	$2	$1	$(84)

Nine Months Ended September 30, 2015:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$232	$—	$—	$232
Other revenues:
Initial lower of amortized cost or fair value adjustment	—	—	—	—
Subsequent to initial transfer to held for sale	153	(1)	2	154
Lower of amortized cost or fair value adjustment recorded through other revenues	153	(1)	2	154
Lower of amortized cost or fair value adjustment	$385	$(1)	$2	$386

Nine Months Ended September 30, 2014:
Lower of amortized cost or fair value adjustments recorded as a component of other revenues:
Initial lower of amortized cost or fair value adjustment(2)	$112	$—	$—	$112
Subsequent to initial transfer to held for sale	(410)	4	2	(404)
Lower of amortized cost or fair value adjustment recorded through other revenues(3)	$(298)	$4	$2	$(292)

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

HSBC Finance Corporation

(3)
During three and nine months ended September 30, 2014, no initial lower of amortized cost or fair value adjustment was attributed to credit factors and recorded as a provision for credit losses. The entire adjustment was attributable to non-credit related factors as these receivables were already carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

We have elected to apply fair value option ("FVO") reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. The following table summarizes fixed rate debt issuances accounted for under FVO:

	September 30, 2015	December 31, 2014
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$4,559	$6,762
Due to affiliates	505	512
Total fixed rate debt accounted for under FVO	$5,064	$7,274

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$4,860	$6,888

Fixed rate long-term debt not accounted for under FVO	$4,373	$5,863

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $352 million at September 30, 2015 and decreased the debt balance by $146 million at December 31, 2014.

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
The following table summarizes the components of the gain on debt designated at fair value and related derivatives for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$33	$57	$146	$121
Credit risk component	1	27	35	2
Total mark-to-market on debt designated at fair value	34	84	181	123
Mark-to-market on the related derivatives(1)(2)	(41)	(78)	(172)	(180)
Net realized gains on the related derivatives(1)	41	66	158	202
Gain on debt designated at fair value and related derivatives	$34	$72	$167	$145

(1)
The derivatives associated with debt designated at fair value are economic hedges but do not qualify for hedge accounting. See Note 7, "Derivative Financial Instruments," for additional discussion of these non-qualifying hedges.

(2)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related expense associated with debt designated at fair value was a loss of $1 million and a gain of $240 million during the three months ended September 30, 2015 and 2014, respectively, and a gain of $206 million and a gain of $255 million for the nine months ended September 30, 2015 and 2014, respectively. Offsetting gains (losses) recorded in derivative related expense associated with the related derivatives was a gain of $1 million and a loss of $240 million during the three months ended September 30, 2015 and 2014, respectively, and a loss of $206 million and a loss of $255 million for the nine months ended September 30, 2015 and 2014, respectively.

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related

HSBC Finance Corporation

derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of our interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $205 million and $386 million at September 30, 2015 and December 31, 2014, respectively.
The change in the fair value of the debt and the change in value of the related derivatives during the three and nine months ended September 30, 2015 and 2014 reflects the following:

•
Interest rate curve – During the three and nine months ended September 30, 2015 and 2014, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•
Credit – Our secondary market credit spreads were essentially flat during the three months ended September 30, 2015 and widened during the nine months ended September 30, 2015 as compared with a widening of credit spreads during the three months ended September 30, 2014 which offset the tightening of credit spreads which had occurred during the first half of 2014.

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
Credit Risk of Derivatives  By utilizing derivative financial instruments, we are exposed to counterparty credit risk. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We manage the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. We utilize an affiliate, HSBC Bank USA, National Association ("HSBC Bank USA") as the sole provider of derivatives. We have never suffered a loss due to counterparty failure.
At September 30, 2015 and December 31, 2014, we had derivative contracts with a notional amount of $11.3 billion and $14.0 billion, respectively, all of which is outstanding with HSBC Bank USA making them our sole counterparty in derivative transactions. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with the affiliate counterparty requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with the affiliate counterparty required us to provide collateral to the affiliate of $676 million at September 30, 2015 and $213 million at December 31, 2014, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as derivative financial assets or derivative related liabilities which are included as a component of other assets and other liabilities, respectively.

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

	September 30, 2015		December 31, 2014
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges associated with debt:
Interest rate swaps	$—	$(30)	$7	$(74)
Currency swaps	110	(175)	97	(133)
Cash flow hedges	110	(205)	104	(207)

Non-qualifying hedge activities:
Derivatives not designated as hedging instruments:
Interest rate swaps	22	(450)	20	(379)
Derivatives not designated as hedging instruments	22	(450)	20	(379)

Derivatives associated with debt carried at fair value:
Interest rate swaps	25	—	117	—
Currency swaps	14	(251)	50	—
Derivatives associated with debt carried at fair value	39	(251)	167	—
Total derivatives	171	(906)	291	(586)
Less: Gross amounts offset in the balance sheet(2)	171	(847)	291	(504)
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$(59)	$—	$(82)

(1)	All of our derivatives are bilateral over-the-counter ("OTC") derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral paid of $676 million at September 30, 2015 and $213 million at December 31, 2014. At September 30, 2015 and December 31, 2014, we did not have any financial instrument collateral received/posted.

(3)	At September 30, 2015 and December 31, 2014, we had not received any cash or financial instruments not subject to an enforceable master netting agreement.
Fair Value Hedges  At September 30, 2015 and December 31, 2014, we do not have any active fair value hedges. We recorded fair value adjustments to the carrying value of our debt for terminated fair value hedges which decreased the debt balance by $15 million at September 30, 2015 and $8 million at December 31, 2014.
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) net of tax and totaled losses of $24 million and $52 million at September 30, 2015 and December 31, 2014, respectively. We expect $29 million ($18 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant impact to our earnings.

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2015	2014		2015	2014		2015	2014
	(in millions)
Three Months Ended September 30,
Interest rate swaps	$10	$14	Interest expense	$—	$—	Derivative related expense	$—	$—
Currency swaps	(3)	3	Interest expense	(3)	(2)	Derivative related expense	5	4
Total	$7	$17		$(3)	$(2)		$5	$4

Nine Months Ended September 30,
Interest rate swaps	$30	$35	Interest expense	$—	$1	Derivative related expense	$—	$—
Currency swaps	3	10	Interest expense	(9)	(9)	Derivative related expense	12	12
Total	$33	$45		$(9)	$(8)		$12	$12
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
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Expense
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in millions)
Interest rate contracts	Derivative related expense	$(133)	$(11)	$(147)	$(199)
Total		$(133)	$(11)	$(147)	$(199)
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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Expense
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$—	$(1)	$3	$7
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	—	(11)	(17)	15
Total		$—	$(12)	$(14)	$22

HSBC Finance Corporation

Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	September 30, 2015	December 31, 2014
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$1,507	$1,959
Currency swaps	1,796	2,248
	3,303	4,207
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	3,199	3,199
	3,199	3,199
Derivatives associated with debt carried at fair value:
Interest rate swaps	1,859	3,682
Currency swaps	2,892	2,892
	4,751	6,574
Total	$11,253	$13,980

HSBC Finance Corporation

8.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

	2015	2014
	(in millions)
Three Months Ended September 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(32)	$(74)
Other comprehensive income for period:
Net gains arising during period, net of tax of $2 million and $6 million, respectively	6	10
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $1 million, respectively(1)	2	1
Total other comprehensive income for period	8	11
Balance at end of period	(24)	(63)
Pension and postretirement benefit plan liability:
Balance at beginning of period	(13)	(11)
Other comprehensive income for period:
Reclassification adjustment for losses realized in net income, net of tax of $- million and $- million, respectively(2)	—	1
Total other comprehensive income for period	—	1
Balance at end of period	(13)	(10)
Total accumulated other comprehensive loss at end of period	$(37)	$(73)

Nine Months Ended September 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(52)	$(97)
Other comprehensive income for period:
Net gains arising during period, net of tax of $11 million and $15 million, respectively	22	29
Reclassification adjustment for losses realized in net income, net of tax of $3 million and $3 million, respectively(1)	6	5
Total other comprehensive income for period	28	34
Balance at end of period	(24)	(63)
Pension and postretirement benefit plan liability:
Balance at beginning of period	(13)	(11)
Other comprehensive income for period:
Reclassification adjustment for losses realized in net income, net of tax of $- million and $- million, respectively(2)	—	1
Total other comprehensive income (loss) for period	—	1
Balance at end of period	(13)	(10)
Total accumulated other comprehensive loss at end of period	$(37)	$(73)

(1)
The amounts reclassified during the three and nine months ended September 30, 2015 and 2014 relate to interest rate and currency swaps and are included as a component of interest expense in our consolidated statement of income (loss).

(2)	The amounts reclassified during the three and nine months ended September 30, 2014 are included as a component of salaries and employee benefits in our consolidated statement of income (loss).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Service cost – benefits earned during the period	$1	$1	$3	$3
Interest cost on projected benefit obligation	14	12	38	37
Expected return on assets	(16)	(16)	(49)	(45)
Amortization of net actuarial loss	7	6	21	19
Pension expense	$6	$3	$13	$14
During the first quarter of 2015, HSBC North America made an additional contribution of $46 million to the Plan.
Postretirement Plans Other Than Pensions The components of our net postretirement benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest cost	$1	$2	$4	$6
Net periodic postretirement benefit cost	$1	$2	$4	$6

10.	Related Party Transactions

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

	September 30, 2015	December 31, 2014
	(in millions)
Assets:
Cash	$131	$157
Interest bearing deposits with banks	1,503	2,000
Securities purchased under agreements to resell(1)	531	3,863
Other assets	127	102
Total assets	$2,292	$6,122
Liabilities:
Due to affiliates(2)	$4,936	$6,945
Other liabilities	27	84
Total liabilities	$4,963	$7,029

(1)
Securities under an agreement to resell are purchased from HSBC Securities (USA) Inc. and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances as well as HSBC's ownership of our subordinated debt and excludes preferred stock.

HSBC Finance Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$1	$1	$5	$4
Interest expense paid to HSBC affiliates(1)	(75)	(76)	(228)	(231)
Net interest income (expense)	$(74)	$(75)	$(223)	$(227)
Gain (loss) on FVO debt with affiliate	$(6)	$10	$7	$(10)
Servicing and other fees from HSBC affiliates	5	6	17	20
Support services from HSBC affiliates	(54)	(65)	(166)	(198)
Stock based compensation expense with HSBC(2)	(1)	(1)	(2)	(4)

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

Funding Arrangements with HSBC Affiliates:
All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are now sourced primarily through HSBC USA. Due to affiliates consists of the following:

	September 30, 2015	December 31, 2014
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$500	$2,500
HSBC USA Inc.	3,012	3,012
HSBC Holdings plc (includes $505 million and $512 million at September 30, 2015 and December 31, 2014 carried at fair value, respectively)	824	833
HSBC North America Holdings Inc.	600	600
Due to affiliates	$4,936	$6,945
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries - We have various debt agreements with maturities in 2016.
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement with HSBC USA, which expires during the fourth quarter of 2016. The credit agreement allows for borrowings with maturities of up to 5 years. At both September 30, 2015 and December 31, 2014, $3,012 million was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion which matures in 2021. Of this amount, HSBC Holdings plc holds $824 million.
HSBC North America Holdings Inc. - We have a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either September 30, 2015 or December 31, 2014:

•	$1.0 billion committed revolving credit facility with HSBC USA. This credit facility expires in May 2017; and

•
$455 million, 364-day uncommitted revolving credit facility with HSBC North America as of December 31, 2014. During the third quarter of 2015, we increased this 364-day uncommitted revolving credit facility to $1.0 billion.

In October 2015, we entered into a $1.0 billion credit agreement with HSBC North America which has a maturity date in October 2017.
In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment in the Jaffe litigation while we appealed the judgment. This surety bond was guaranteed by HSBC North America and we paid HSBC North

HSBC Finance Corporation

America an annual fee for providing the guarantee which was included as a component of interest expense. Given the mandate of the Court of Appeals for the Seventh Circuit reversing the judgment, during the third quarter of 2015 we terminated the surety bond and related guarantee by HSBC North America. Prior to its termination, guarantee fees during the three and nine months ended September 30, 2015 totaled $1 million and $4 million, respectively, compared with $1 million and $4 million during the year-ago periods.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our sole counterparty in derivative transactions. The notional amount of derivative contracts outstanding with HSBC Bank USA totaled $11.3 billion and $14.0 billion at September 30, 2015 and December 31, 2014, respectively. The fair value of our agreements with HSBC Bank USA required us to provide collateral to HSBC Bank USA of $676 million at September 30, 2015 and $213 million at December 31, 2014, all of which was provided in cash. See Note 7, “Derivative Financial Instruments,” for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, in 2010, we issued 1,000 shares of Series C Preferred Stock to HSBC Investments (North America) Inc. for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $21 million and $64 million during the three and nine months ended September 30, 2015 compared with $21 million and $64 million during the three and nine months ended September 30, 2014, respectively.
Additionally, at September 30, 2015 and December 31, 2014, we had a deposit totaling $1,503 million and $2,000 million, respectively, with HSBC Bank USA at current market rates. Interest income earned on this deposit is included in interest income from HSBC affiliates in the table above and was insignificant during the three and nine months ended September 30, 2015. As the deposit was originally made during December 2014, there was no interest income during the three and nine months ended September 30, 2014.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $731 million and $837 million at September 30, 2015 and December 31, 2014, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

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

•
We use HSBC Global Services Limited, an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services are included in Support services from HSBC affiliates.

•	Banking services and other miscellaneous services are provided by other subsidiaries of HSBC, including HSBC Bank USA, which are included in Support services from HSBC affiliates.
Other Transactions Between HSBC Affiliates:
During the third quarter of 2015, we sold a data center located in Vernon Hills, Illinois to HTSU. We received cash totaling $54 million which also reflected the carrying value of the data center. No gain or loss was recorded as a result of this transaction.

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

HSBC Finance Corporation

The following table reconciles our segment results on the Group Reporting Basis to the U.S. GAAP consolidated totals:

	Group Reporting Basis Consumer Segment Totals	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2015:
Net interest income	$252	$(31)	$(39)	$182
Other operating income (Total other revenues)	(60)	(80)	42	(98)
Total operating income (loss)	192	(111)	3	84
Loan impairment charges (Provision for credit losses)	(13)	31	—	18
Net interest income and other operating income less loan impairment charges	205	(142)	3	66
Operating expenses	225	4	3	232
Profit (loss) before tax	$(20)	$(146)	$—	$(166)

Three Months Ended September 30, 2014:
Net interest income	$336	$(63)	$(63)	$210
Other operating income (Total other revenues)	104	7	58	169
Total operating income (loss)	440	(56)	(5)	379
Loan impairment charges (Provision for credit losses)	(76)	34	(1)	(43)
Net interest income and other operating income less loan impairment charges	516	(90)	(4)	422
Operating expenses	189	(11)	(4)	174
Profit (loss) before tax	$327	$(79)	$—	$248

Nine Months Ended September 30, 2015:
Net interest income	$783	$(100)	$(149)	$534
Other operating income (Total other revenues)	(11)	(140)	149	(2)
Total operating income (loss)	772	(240)	—	532
Loan impairment charges (Provision for credit losses)	36	201	—	237
Net interest income and other operating income less loan impairment charges	736	(441)	—	295
Operating expenses	899	3	—	902
Profit (loss) before tax	$(163)	$(444)	$—	$(607)
Balances at end of period:
Customer loans (Receivables)	$19,131	$(9,477)	$(25)	$9,629
Assets	27,218	(1,603)	—	25,615

Nine Months Ended September 30, 2014:
Net interest income	$1,078	$(218)	$(193)	$667
Other operating income (Total other revenues)	(57)	179	176	298
Total operating income (loss)	1,021	(39)	(17)	965
Loan impairment charges (Provision for credit losses)	53	(291)	—	(238)
Net interest income and other operating income less loan impairment charges	968	252	(17)	1,203
Operating expenses	529	—	(17)	512
Profit (loss) before tax	$439	$252	$—	$691
Balances at end of period:
Customer loans (Receivables)	$24,485	$(949)	$(33)	$23,503
Assets	33,632	(1,053)	—	32,579

(1)	Group Reporting Basis Adjustments consist of accounting differences between U.S. GAAP and the Group Reporting Basis which have been described in Note 18, "Business Segments," in the 2014 Form 10-K.

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and the Group Reporting Basis.

HSBC Finance Corporation

12.	Variable Interest Entities

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
The assets and liabilities of these consolidated secured financing VIEs consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$—	$—	$2	$—
Receivables, net:
Real estate secured receivables	1,846	—	2,999	—
Accrued interest income and other	74	—	133	—
Credit loss reserves	(180)	—	(337)	—
Receivables, net	1,740	—	2,795	—
Other liabilities	—	(25)	—	(35)
Long-term debt	—	943	—	1,489
Total	$1,740	$918	$2,797	$1,454
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

HSBC Finance Corporation

Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$131	$131	$131	$—	$—
Interest bearing deposits with banks	1,503	1,503	1,503	—	—
Securities purchased under agreements to resell	531	531	—	531	—
Real estate secured receivables(1):
First lien	7,596	7,558	—	—	7,558
Second lien	1,838	1,183	—	—	1,183
Total real estate secured receivables	9,434	8,741	—	—	8,741
Real estate secured receivables held for sale	10,041	10,387	—	1,635	8,752
Due from affiliates	127	127	—	127	—
Financial liabilities:
Due to affiliates carried at fair value	505	505	—	505	—
Due to affiliates not carried at fair value	4,431	4,661	—	4,661	—
Long-term debt carried at fair value	4,559	4,559	—	4,559	—
Long-term debt not carried at fair value	7,647	8,093	—	8,093	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$157	$157	$157	$—	$—
Interest bearing deposits with banks	2,000	2,000	2,000	—	—
Securities purchased under agreements to resell	3,863	3,863	—	3,863	—
Real estate secured receivables(1):
First lien	18,943	16,878	—	—	16,878
Second lien	2,299	1,246	—	—	1,246
Total real estate secured receivables	21,242	18,124	—	—	18,124
Real estate secured receivables held for sale	860	937	—	—	937
Due from affiliates	102	102	—	102	—
Financial liabilities:
Due to affiliates carried at fair value	512	512	—	512	—
Due to affiliates not carried at fair value	6,433	6,723	—	6,723	—
Long-term debt carried at fair value	6,762	6,762	—	6,762	—
Long-term debt not carried at fair value	9,665	10,233	—	8,779	1,454

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

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet

HSBC Finance Corporation

date (i.e. exit price). The secondary market demand and estimated value for our receivables may be heavily influenced by economic conditions, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at September 30, 2015 and December 31, 2014 reflect these market conditions. The increase in the relative fair value of real estate secured receivables since December 31, 2014 reflects the conditions in the housing industry which have continued to show improvement in the first nine months of 2015 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables. These factors have also resulted in the fair value of receivables held for sale at September 30, 2015 exceeding the carrying value as these receivables are carried at the lower of amortized cost or fair value.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
September 30, 2015:
Derivative financial assets:
Interest rate swaps	$—	$47	$—	$—	$47
Currency swaps	—	124	—	—	124
Derivative netting	—	—	—	(171)	(171)
Total derivative financial assets	—	171	—	(171)	—
Total assets	$—	$171	$—	$(171)	$—
Due to affiliates carried at fair value	$—	$(505)	$—	$—	$(505)
Long-term debt carried at fair value	—	(4,559)	—	—	(4,559)
Derivative related liabilities:
Interest rate swaps	—	(480)	—	—	(480)
Currency swaps	—	(426)	—	—	(426)
Derivative netting	—	—	—	847	847
Total derivative related liabilities	—	(906)	—	847	(59)
Total liabilities	$—	$(5,970)	$—	$847	$(5,123)
December 31, 2014:
Derivative financial assets:
Interest rate swaps	$—	$144	$—	$—	$144
Currency swaps	—	147	—	—	147
Derivative netting	—	—	—	(291)	(291)
Total derivative financial assets	—	291	—	(291)	—
Total assets	$—	$291	$—	$(291)	$—
Due to affiliates carried at fair value	$—	$(512)	$—	$—	$(512)
Long-term debt carried at fair value	—	(6,762)	—	—	(6,762)
Derivative related liabilities:
Interest rate swaps	—	(453)	—	—	(453)
Currency swaps	—	(133)	—	—	(133)
Derivative netting	—	—	—	504	504
Total derivative related liabilities	—	(586)	—	504	(82)
Total liabilities	$—	$(7,860)	$—	$504	$(7,356)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

HSBC Finance Corporation

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a recurring basis during the three and nine months ended September 30, 2015 and 2014.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2015 and 2014.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Non-Recurring Fair Value Measurements as of September 30, 2015				Total Gains (Losses) for the Three Months Ended September 30, 2015	Total Gains (Losses) for the Nine Months Ended September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$1,635	$8,406	$10,041	$(83)	$(154)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	328	—	328	(32)	(159)
Real estate owned(2)	—	126	—	126	(7)	(16)
Total assets at fair value on a non-recurring basis	$—	$2,089	$8,406	$10,495	$(122)	$(329)

	Non-Recurring Fair Value Measurements as of September 30, 2014				Total Gains (Losses) for the Three Months Ended September 30, 2014	Total Gains (Losses) for the Nine Months Ended September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$998	$842	$1,840	$84	$292
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	690	—	690	(86)	(319)
Real estate owned(2)	—	178	—	178	(11)	(43)
Total assets at fair value on a non-recurring basis	$—	$1,866	$842	$2,708	$(13)	$(70)

(1)	Total gains (losses) for the three and nine months ended September 30, 2015 and 2014 include amounts recorded on receivables that were subsequently transferred to held for sale.

(2)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a non-recurring basis during the three and nine months ended September 30, 2015 and 2014.
Significant Transfers Between Level 2 and Level 3 During the three and nine months ended September 30, 2015 we transferred real estate secured receivables held for sale totaling $1,635 million and $2,077 million, respectively, from Level 3 to Level 2 prior to the sale of these receivables. During the three and nine months ended September 30, 2014 we transferred real estate secured receivables held totaling $998 million and $2,172 million, respectively, from Level 3 to Level 2 prior to the sale of these receivables.

HSBC Finance Corporation

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of September 30, 2015 and December 31, 2014:

	Fair Value				Range of Inputs
Financial Instrument Type	Sept. 30, 2015	Dec. 31, 2014	Valuation Technique	Significant Unobservable Inputs	September 30, 2015			December 31, 2014
	(in millions)
Receivables held for sale carried at the lower of amortized cost or fair value:
Real estate secured	$8,406	$860	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	100%	0%	-	79%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	14%	4%	-	8%

(1)
As discussed below, as a result of our decision during the second quarter of 2015 to expand our receivable sales program, at June 30, 2015, we added additional pools to our fair value estimation process in line with the new risk characteristics that now exist in the expanded receivables held for sale portfolio. At September 30, 2015, the weighted average collateral loss severity rate was 42 percent, taking into consideration both expected net cash flows as well as current collateral values. At December 31, 2014, the weighted average collateral loss severity rate was 18 percent based solely on consideration of collateral value reflecting the risk characteristics of the receivables held for sale portfolio at that time.

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
Receivables and receivables held for sale:  The estimated fair value of our receivables and receivables held for sale is determined by developing an approximate range of value from a mix of various sources appropriate for the respective pools of assets aggregated by similar risk characteristics. These sources include recently observed over-the-counter transactions where available and fair value estimates obtained from an HSBC affiliate and, for receivables held for sale, a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions we believe are consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades. As a result of our decision during the second quarter of 2015 to expand our receivable sales program, we have added additional pools to our fair value estimation process in line with the new risk characteristics that now exist in the expanded receivables held for sale portfolio.
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

HSBC Finance Corporation

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

The following supplements, and should be read together with, the disclosure in Note 22, "Litigation and Regulatory Matters," in our 2014 Form 10-K and in Note 14, "Litigation and Regulatory Matters," our Form 10-Q for the three month period ended March 31, 2015 (the "2015 First Quarter Form 10-Q") and our Form 10-Q for the three month period ended June 30, 2015 (the "2015 Second Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2014 Form 10-K, our 2015 First Quarter Form 10-Q and our Second Quarter Form 10-Q are reported herein.
In addition to the matters described below, in our 2014 Form 10-K, our 2015 First Quarter Form 10-Q and our 2015 Second Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation, governmental and regulatory matters, as well as for the legal matters disclosed in Note 22, "Litigation and Regulatory Matters," in our 2014 Form 10-K and in Note 14, "Litigation and Regulatory Matters," our 2015 First Quarter Form 10-Q and our 2015 Second Quarter Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which we believe we can make a reliable estimate, we believe a reasonable estimate could be as much as $3.4 billion for HSBC Finance Corporation. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.

HSBC Finance Corporation

Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Litigation - Continuing Operations
Securities Litigation On remand to the Illinois District Court, the case was reassigned to Judge Jorge Alonso. In September 2015, Judge Alonso issued a ruling on certain preliminary issues and a scheduling order which includes a trial date of June 6, 2016.
Given the complexity and uncertainties associated with a re-trial of loss causation and damages, there continues to be a wide range of possible outcomes. We continue to maintain a reserve for this matter in an amount that represents management's current estimate of probable losses.
Lender-Placed Insurance Matters In October 2015, the district court in Weller, et al. v. HSBC Mortgage Services, Inc., et al. (D. Col. No. 13-CV-00185) issued an order granting final approval of the settlement reached by the parties in this putative class action concerning lender placed flood insurance. In this final settlement, HSBC agreed to pay $1.8 million inclusive of all claims, attorneys’ fees and administrative costs.
Mortgage Securitization Activity
Decision One's motion for summary judgment in the Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp. has been fully briefed. The court has scheduled a trial date of February 29, 2016.
The range of reasonably possible losses in excess of our accrued liability for all of our mortgage securitization activities has been included in the reasonably possible losses discussed above.
Litigation - Discontinued Operations
County of Cook v. HSBC North America Holdings Inc., et al. In September 2015, the court denied the HSBC defendants' motion to dismiss.

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

There have been no accounting pronouncements issued during the first nine months of 2015 that are expected to have a significant impact on our financial position or results of operations.

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

•	changes in laws and regulatory requirements;

•	extraordinary government actions as a result of market turmoil;

•	capital and liquidity requirements under Basel III, and Comprehensive Capital Analysis and Review ("CCAR");

•	changes in central banks' policies with respect to the provision of liquidity support to financial markets;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, global pandemics, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyberattacks;

•	our ability to successfully manage our risks;

•	damage to our reputation;

•	the ability to retain key employees;

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	our ability to meet our funding requirements;

•	adverse changes to our or our affiliates' credit ratings;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in Financial Accounting Standards Board and International Accounting Standards Board accounting standards and their interpretation;

•	changes to our mortgage servicing and foreclosure practices;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

HSBC Finance Corporation

•	continued heightened regulatory scrutiny and enforcement actions with respect to credit card enhancement products offered in our discontinued U.S. credit card business;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	our inability to wind down our real estate secured receivable portfolio at an accelerated rate;

•	adverse changes in factors which impact the fair value of receivables held for sale, such as home prices, default rates, estimated costs to obtain properties and investors' required returns;

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
Current Environment  While the U.S. economy continued its overall recovery during the first nine months of 2015, consumer sentiment declined during the third quarter, falling in September to its lowest level in 11 months as falling oil prices and a slowdown in key economies such as China, led to lower expectations of anticipated job and wage growth. The decline in optimism continued to narrow; however, in late September, consumers increasingly came to believe that the recent stock market declines had more to do with international conditions than the domestic economy. In addition, the U.S. labor market slowed in September after a long stretch of significant job creation, raising concerns that international conditions may be weighing on the domestic economy and diminishing expectations that the Federal Reserve will raise interest rates in 2015.
During the first nine months of 2015, the U.S. economy added almost 1.8 million jobs while the number of long-term unemployed fell almost 25 percent and total unemployment fell to 5.1 percent as of September 2015. Economic headwinds remain, however, as wage growth remains weak, an elevated number of part-time workers continue to seek full-time work, the number of discouraged people who have stopped looking for work remains elevated and economic uncertainty remains high in many economies outside the U.S., including Latin America, where tepid economic activity has continued in 2015. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geo-political concerns and the impact of recent regulatory changes and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2015 and beyond.
While the housing market in the U.S. continues to recover, the strength of recovery varies by market. Certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some

HSBC Finance Corporation

courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to increased delays in several jurisdictions which will continue to take time to resolve.
Business Focus As discussed in prior filings, we transfer to held for sale and initiate sale activities for first lien real estate secured receivables when a receivable meets pre-determined criteria and is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). In June 2015, we expanded our sales program to include substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or became subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables.
During the three and nine months ended September 30, 2015, under our expanded sales program we transferred real estate secured receivables to held for sale with a total unpaid principal balance (excluding accrued interest) of approximately $280 million and $11,711 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $284 million and $12,099 million, including accrued interest, during the three and nine months ended September 30, 2015, respectively. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During the three and nine months ended September 30, 2015, we recorded an initial lower of amortized cost or fair value adjustment of $12 million and $232 million, respectively, associated with the newly transferred loans all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss).
We currently expect additional real estate secured receivables with a carrying amount of less than $100 million could be transferred to held for sale during the remainder of 2015 as we anticipate that during the year they may either be written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies or receive a re-age, modification or become subject to a bankruptcy filing and therefore meet our criteria to be considered held for sale. We believe credit losses related to these receivables are substantially covered by our existing credit loss reserves. Based on the current fair value of our existing receivables held for sale portfolio, the lower of amortized cost or fair value adjustment for credit and non-credit related factors is not expected to be significant. Our estimate of both the volume of receivables which will be transferred to held for sale as well as the fair value adjustment required is influenced by factors outside our control such as changes in default rates, estimated costs to obtain properties, home prices and investors' required returns amongst others. There is uncertainty inherent in these estimates making it reasonably possible that they could be significantly different as factors impacting the estimates continually evolve.
During the three and nine months ended September 30, 2015, we recorded $84 million and $153 million, respectively, of additional lower of amortized cost or fair value adjustment on receivables held for sale as a result of a change in the estimated pricing on specific pools of loans which is recorded as a component of lower of amortized cost or fair value adjustment on receivables held for sale in the consolidated statement of income (loss). As noted in the preceding paragraph, fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. Accordingly, the changes in the fair value of receivables held for sale in the first nine months of 2015 should not be considered indicative of fair value changes in future periods as deterioration in these factors would likely require further increases to our valuation allowance in future periods.
During the three and nine months ended September 30, 2015, we sold real estate secured receivables with an aggregate unpaid principal balance of $176 million (aggregate carrying value of $107 million including accrued interest) and $605 million (aggregate carrying value of $408 million including accrued interest), respectively, at the time of sale to a third-party investor. Aggregate cash consideration for these real estate secured receivables totaled $110 million and $431 million, during the three and nine months ended September 30, 2015, respectively. We realized a gain on these transactions of approximately $2 million and $20 million, net of transaction costs, during the three and nine months ended September 30, 2015, respectively.
At September 30, 2015, real estate secured receivables held for sale totaled $10,041 million. We expect that receivables held for sale at September 30, 2015 will be sold in multiple transactions through 2017, although the actual time to complete these sales and ultimate earnings impact depend on many factors, including future market conditions.
We continue to make progress in our strategy to accelerate the run-off and sale of our real estate secured receivable portfolio. We entered into an agreement to sell a tranche of real estate secured receivables with an unpaid principal balance of approximately $2.0 billion on November 1, 2015. We currently expect that we will incur a loss at the time of sale in the region of $15 million, which includes transaction costs.
See Note 5, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding receivables held for sale.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio held for investment, which totaled $9,629 million at September 30, 2015, is currently running off. The timeframe in which this portfolio will liquidate is

HSBC Finance Corporation

dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile. In light of the current economic conditions and mortgage industry trends and the age of our run-off receivable portfolio, our loan prepayment rates remain slow even though interest rates remain low. While difficult to project loan prepayment rates, default rates and the success of our receivable sales programs, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be approximately $6 billion by the end of 2017. We expect run-off to continue to be slow as the remaining real estate secured receivables held for investment stay on the balance sheet longer due to the lack of refinancing alternatives as well as the impact of a continued elongated foreclosure process. As our real estate secured receivable portfolio runs-off, we will see declines in net interest income. Decreases in operating expenses may not necessarily decline in line with the run-off of our receivable portfolio as a result of certain fixed costs. Accordingly, net income for the nine months ended September 30, 2015 or any prior periods should not be considered indicative of the results for any future periods.
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
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC Finance Corporation for the three and nine months ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars are in millions)
Income (loss) from continuing operations	$(37)	$161	$(250)	$509
Return on average assets, annualized	(.6)%	1.9%	(1.1)%	1.9%
Return on average common shareholder's equity, annualized	(5.0)	9.0	(8.1)	9.9
Net interest margin, annualized(1)	3.09	2.64	2.65	2.69
Consumer net charge-off ratio, annualized(2)	3.47	3.12	16.73	3.06
Efficiency ratio(1)(3)	276.2	45.9	169.5	53.1

	September 30, 2015	December 31, 2014
	(dollars are in millions)
Real estate secured receivables(4)	$9,629	$22,670
Credit loss reserves(2)	341	2,217
Two-months-and-over contractual delinquency ratio for real estate secured receivables held for investment(2)	3.89%	6.80%

(1)	See "Results of Operations" for a detailed discussion of trends in our net interest margin and efficiency ratio.

(2)
Credit loss reserves and the delinquency ratio at September 30, 2015 as well as the charge-off ratio for the nine months ended September 30, 2015 have been impacted by the transfer of a significant portion of receivables to held for sale during the second quarter of 2015. See "Credit Quality" for a detailed discussion of the trends in our credit loss reserve levels as well as our delinquency and charge-off ratios.

(3)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.

(4)	See "Receivables Review" for a detailed discussion of changes in real estate secured receivable levels.
We reported a net loss of $37 million and $258 million during the three and nine months ended September 30, 2015, respectively, compared with net income of $152 million and $487 million during the year-ago periods. The net loss during the three and nine months ended September 30, 2015 benefited from the reversal of valuation allowances against certain state and local deferred tax assets of approximately $73 million as a result of solely relying on projected future taxable income of HSBC North America. Additionally, net loss during the nine months ended September 30, 2015 also benefited from the impact of New York City tax

HSBC Finance Corporation

reform which resulted in an increase in tax benefit of $49 million. Net income during the nine months ended September 30, 2014 benefited from the impact of New York State tax reform which resulted in an increase in tax benefit of $55 million.
Loss from continuing operations was $37 million and $250 million during the three and nine months ended September 30, 2015, respectively, compared with income from continuing operations of $161 million and $509 million during the year-ago periods. We reported a loss from continuing operations before income tax of $166 million and $607 million during the three and nine months ended September 30, 2015, respectively, compared with income from continuing operations before income tax of $248 million and $691 million during the year-ago periods. The loss from continuing operations before income tax during the three and nine months ended September 30, 2015 reflects significantly lower total other revenues, a higher provision for credit losses, lower net interest income and higher operating expenses.
Our results in both periods were impacted by certain significant items which distort comparability of the performance trends of our business between years. The following table summarizes the impact of these significant items for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$(166)	$248	$(607)	$691
Fair value movement on own fair value option debt attributable to credit spread	(1)	(27)	(35)	(2)
Impact of non-qualifying hedge portfolio	133	11	147	199
Expense related to certain legal matters including mortgage servicing	—	—	350	(60)
Severance costs	11	—	33	—
Adjusted performance from continuing operations(1)	$(23)	$232	$(112)	$828

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations during the three and nine months ended September 30, 2015 declined $255 million and $940 million, respectively, compared with the year-ago periods. The decline in both periods reflects lower other revenues, a higher provision for credit losses and lower net interest income partially offset during the nine months ended September 30, 2015 by lower operating expenses. The decline in adjusted performance during the three months ended September 30, 2015 was also impacted by higher operating expenses. The provision for credit losses in both periods was positively impacted by lower loss estimates and improved credit quality, although the impact was more pronounced during the year-ago periods. The higher provision for credit losses during the three and nine months ended September 30, 2015 also reflects the transfer of real estate secured receivables to held for sale which resulted in a lower of amortized cost or fair value adjustment of $12 million and $232 million, respectively, that was attributable to credit factors. Lower other revenues during the three and nine months ended September 30, 2015 largely reflect an additional lower of amortized cost or fair value adjustment recorded during the current year periods compared with reversals of the lower of amortized cost or fair value adjustment on receivables held for sale during the year-ago periods. Operating expenses decreased during the nine months ended September 30, 2015 reflecting a continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs as well as lower fees for professional and consulting services and lower third-party collection fees, partially offset by higher litigation costs. However, during the three months ended September 30, 2015 the higher litigation costs more than offset the impact of the lower operating expense items discussed previously.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Receivables Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
Funding and Capital  During the nine months ended September 30, 2015 and 2014, we did not receive any capital contributions from HSBC Investments (North America) Inc. ("HINO"). During the nine months ended September 30, 2015 and 2014, we retired $3,805 million and $3,146 million, respectively, of term debt as it matured. The maturing debt cash requirements in the first nine months of 2015 were met through funding from cash generated from operations, including receivable sales, other balance sheet attrition and liquidation of short-term investments. The primary driver of our liquidity during the remainder of 2015 will be continued success in liquidating our receivable portfolio, the liquidation of short-term investments and borrowing from HSBC North America. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully repay maturing debt in future periods. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided

HSBC Finance Corporation

significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.
In October 2015, we notified the holders of the junior subordinated notes ("Junior Subordinated Notes") issued to capital trusts of our intent to call the Junior Subordinated Notes on November 30, 2015. We intend to fund this transaction through the $1.0 billion, 2-year credit agreement we entered into with HSBC North America in October 2015. The company-obligated mandatorily redeemable preferred securities, which are related to the Junior Subordinated Notes, will be redeemed when the Junior Subordinated Notes are paid.
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
As discussed above, a portion of our real estate secured receivable portfolio is currently classified as held for sale as we no longer have the intent to hold these receivables for the foreseeable future for capital or operational reasons. We have determined that we have the positive intent and ability to hold the remaining real estate secured receivables for the foreseeable future and, as such, continue to classify these real estate secured receivables as held for investment. However, if HSBC calls upon us to execute certain strategies in order to address capital and other considerations, it could result in the reclassification of additional real estate secured receivables to held for sale.

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

HSBC Finance Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net income (loss) – U.S. GAAP basis	$(37)	$152	$(258)	$487
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on loans held for sale	18	(39)	165	(314)
Loan impairment	60	103	101	132
Tax valuation allowances	(2)	(7)	(17)	11
Litigation expenses	—	(11)	—	(5)
Derivatives and hedge accounting (including fair value adjustments)	—	—	—	(1)
Loan origination cost deferrals	1	2	6	11
Interest recognition	7	—	8	4
Pension and other postretirement benefit costs	2	1	1	3
Other	1	(10)	(12)	(4)
Net income (loss) – Group Reporting Basis	50	191	(6)	324
Tax (expense) benefit – Group Reporting Basis	73	(125)	170	(88)
Income (loss) before tax – Group Reporting Basis	$(23)	$316	$(176)	$412
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results is presented in our 2014 Form 10-K. There have been no significant changes since December 31, 2014 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

Receivables Review

The following table summarizes receivables and receivables held for sale at September 30, 2015 and increases (decreases) since June 30, 2015 and December 31, 2014:

		Increases (Decreases) From
		June 30, 2015		December 31, 2014
	September 30, 2015	$	%	$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$7,675	$(560)	(6.8)%	$(12,478)	(61.9)%
Second lien	1,954	(118)	(5.7)	(563)	(22.4)
Total real estate secured receivables held for investment(1)	$9,629	$(678)	(6.6)%	$(13,041)	(57.5)%

Receivables held for sale:
First lien real estate secured	$9,866	$(286)	(2.8)%	$9,006	*
Second lien real estate secured	175	17	10.8%	175	100.0%
Total real estate secured receivables held for sale(2)	$10,041	$(269)	(2.6)%	$9,181	*

* Not meaningful

(1)
At September 30, 2015, June 30, 2015 and December 31, 2014 real estate secured receivables held for investment includes $328 million, $341 million and $693 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)
See Note 5, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured receivables held for sale balances between periods.

HSBC Finance Corporation

Real estate secured receivables held for investment  The decreases since June 30, 2015 and December 31, 2014 reflect the transfer of additional receivables to held for sale with a carrying value prior to transfer of $284 million and $12,099 million during the three and nine months ended September 30, 2015, respectively, as a result of the expansion of our receivable sales program as previously discussed as well as continued liquidation of the real estate secured receivable portfolio which will continue going forward. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which adversely impacts our provision for credit losses. The following table presents LTV ratios for our real estate secured receivable portfolio held for investment as of September 30, 2015 and December 31, 2014. The changes in LTV ratios since December 31, 2014 reflect the impact of the transfer of additional receivables to held for sale as a result of the expansion of the receivable sales program beginning in the second quarter of 2015.

	LTV Ratios (1)(2)(3)
	September 30, 2015		December 31, 2014
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	64%	25%	52%	20%
80% ≤ LTV < 90%	17	15	19	15
90% ≤ LTV < 100%	11	20	15	19
LTV ≥ 100%	8	40	14	46
Average LTV for portfolio	71	93	78	97
Average LTV for LTV>100%	110	114	111	115

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

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPI's available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the September 30, 2015 and December 31, 2014 information in the table above reflects current estimated property values using HPIs as of June 30, 2015 and September 30, 2014, respectively.

(3)	Excludes the purchased receivable portfolios which totaled $508 million and $618 million at September 30, 2015 and December 31, 2014, respectively.
Receivables held for sale  Receivables held for sale totaled $10,041 million at September 30, 2015 compared with $10,310 million at June 30, 2015 and $860 million at December 31, 2014. The decrease as compared with June 30, 2015 reflects the impact of sales of receivables during the third quarter of 2015, short sales and the transfer of receivables held for sale to real estate owned ("REO"). The decrease as compared with June 30, 2015 was partially offset by the transfer of additional real estate secured receivables to held for sale during the third quarter of 2015 with a lower of amortized cost or fair value of $248 million at the time of transfer. The increase as compared with December 31, 2014 reflects the transfer of additional real estate secured receivables to held for sale with a lower of amortized cost or fair value of $10,250 million at the time of transfer, partially offset by the impact of sales of receivables during the first nine months of 2015, short sales and the transfer of receivables held for sale to REO.

HSBC Finance Corporation

Real Estate Owned

The following table provides quarterly information regarding our REO properties:

	Quarter Ended
	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 30, 2014	Sept. 30, 2014
	(dollars are in millions)
Carrying value of REO properties held at end of period	$101	$123	$150	$159	$146
Number of REO properties at end of period	1,489	1,644	1,975	2,021	1,783
Number of properties added to REO inventory in the period	369	451	519	602	783
Average loss (gain) on sale of REO properties(1)	.8%	(.7)%	(1.7)%	(.6)%	(2.5)%
Average total loss on foreclosed properties(2)	48.4%	47.6%	47.4%	48.9%	48.6%
Average time to sell REO properties (in days)	268	269	249	240	200

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

The number of REO properties held at September 30, 2015 declined as compared with the prior quarter as we sold more REO properties during the third quarter of 2015 than were added to inventory. Our receivable sales program and to a lesser extent, the continued impact of the extended foreclosure timelines will continue to impact the number of REO properties added to inventory during the remainder of 2015.
The average loss (gain) on sale of REO properties and the average total loss on foreclosed properties for the third quarter of 2015 increased as compared with the prior quarter as our receivable sales program creates a certain level of volatility, which we anticipate will continue. The average time to sell REO properties (in days) for the third quarter of 2015 was essentially flat as compared with the prior quarter.

HSBC Finance Corporation

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  The following table summarizes net interest income and net interest margin for the three and nine months ended September 30, 2015 and 2014.

	2015	%(1)	2014	%(1)
	(dollars are in millions)
Three Months Ended September 30,
Interest income	$396	6.71%	$473	5.94%
Interest expense	214	3.62	263	3.30
Net interest income	$182	3.09%	$210	2.64%

Nine Months Ended September 30,
Interest income	$1,235	6.13%	$1,471	5.93%
Interest expense	701	3.48	804	3.24
Net interest income	$534	2.65%	$667	2.69%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during the three and nine months ended September 30, 2015 due to the following:

•	Average receivable levels decreased as a result of real estate secured receivable liquidation.

•
During the three and nine months ended September 30, 2015, the overall yields on total average interest earning assets increased due to higher overall receivable yields reflecting the impact of lower levels of nonaccrual real estate secured receivables as compared with the year-ago periods. The increase in the overall yield on total average interest earning assets during the three months ended September 30, 2015 also reflects a significant shift in the mix of total average interest earning assets to a lower percentage of short-term investments which have significantly lower yields than our receivable portfolio.

•
Interest expense decreased as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings since September 30, 2014.

Net interest margin was 3.09 percent and 2.65 percent for the three and nine months ended September 30, 2015, respectively, as compared with 2.64 percent and 2.69 percent for the three and nine months ended September 30, 2014, respectively. The increase in net interest margin during the three months ended September 30, 2015 as compared with the year-ago period reflects the impact of higher overall yields on total average interest earning assets due to higher receivable yields and a significant shift in the mix of total average interest earning assets to a lower percentage of short-term investments during the current quarter as discussed above. The increase in the current quarter was partially offset by the impact of a higher cost of funds as a percentage of average interest earning assets as a result of lower levels of average interest earning assets during the period and higher average rates as discussed above as compared with the year-ago period. Net interest margin was essentially flat during the nine months ended September 30, 2015 as compared with the year-ago period as the impact of a higher cost of funds as discussed above was largely offset by the impact of higher receivable yields as discussed above.

HSBC Finance Corporation

The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	(dollars are in millions)
Net interest income/net interest margin from prior year period	$210	2.64%	$667	2.69%
Impact to net interest income resulting from:
Lower asset levels	(126)		(277)
Receivable yields	12		28
Asset mix	22		(4)
Cost of funds (rate and volume)	48		102
Other	16		18
Net interest income/net interest margin for current year period	$182	3.09%	$534	2.65%
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
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

	2015	2014
	(in millions)
Three Months Ended September 30,
Real estate secured	$18	$(42)
Personal non-credit card	—	(1)
Total provision for credit losses	$18	$(43)

Nine Months Ended September 30,
Real estate secured	$237	$(220)
Personal non-credit card	—	(18)
Total provision for credit losses	$237	$(238)
The following discusses our provision for credit losses by product for the three and nine months ended September 30, 2015 as compared with the year-ago period:

•
The provision for credit losses for real estate secured receivables increased during the three and nine months ended September 30, 2015. As a result of our expanded receivables sale program, during the three and nine months ended September 30, 2015 we recorded a lower of cost or fair value adjustment of $12 million and $232 million, respectively, related to credit factors which was recorded as a component of provision for credit losses. Excluding the impact of this item, the provision for credit losses remained higher during the three and nine months ended September 30, 2015 as compared with the year-ago periods. All periods were positively impacted by lower loss estimates due to lower receivable levels, lower reserve requirements on trouble debt restructurings ("TDR Loans"), and improved credit quality, including lower dollars of delinquency on accounts less than 180 days contractually delinquent, although the impact to the provision for credit losses was more pronounced during the three and nine months ended September 30, 2014.

•
The provision for credit losses for personal non-credit card receivables for the three and nine months ended September 30, 2014 reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not previously sold. Additionally, the year-ago periods include cash proceeds received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables.

The provision for credit losses for the nine months ended September 30, 2014 also reflects the sale of recovery rights in May 2014 for receivables with outstanding balances of $3.3 billion which had previously been fully-charged off. The cash proceeds from this transaction of $57 million were recorded as a recovery of charged-off receivables during the second quarter of 2014.
Net charge-offs totaled $85 million and $2,113 million for the three and nine months ended September 30, 2015, respectively, compared with $186 million and $572 million for the three and nine months ended September 30, 2014, respectively. Net charge-

HSBC Finance Corporation

offs for the nine months ended September 30, 2015 were significantly impacted by the expansion of our receivable sales program during the second quarter of 2015, as previously discussed. Credit loss reserves existing at the time of transfer associated with all receivables transferred to held for sale under the expanded receivable sales program are recorded as additional charge-off and totaled $24 million and $1,617 million for the three and nine months ended September 30, 2015, respectively, compared with $12 million and $50 million during the year-ago periods. Additionally, the credit portion of the lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale was recorded as additional charge-off and totaled $12 million and $232 million during the three and nine months ended September 30, 2015, respectively. Excluding the impact of dollars of charge-offs related to receivables transferred to held for sale in all periods, net charge-offs decreased during the three and nine months ended September 30, 2015 reflecting lower receivable levels and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements home prices since September 30, 2014 and improvements in economic conditions. See “Credit Quality” for further discussion of our net charge-offs.
Credit loss reserves at September 30, 2015 decreased as compared with June 30, 2015 reflecting lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. Credit loss reserves at September 30, 2015 are not comparable with December 31, 2014 as a result of the expansion of the receivable sales program in the second quarter of 2015. Credit loss reserves associated with all receivables prior to their transfer to held for sale during the nine months ended September 30, 2015 totaled $1,617 million and were recognized as an additional charge-off at the time of the transfer to held for sale. Excluding the impact of the transfer of receivables to held for sale, credit loss reserves remained lower as compared with December 31, 2014 reflecting lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. See Note 4, "Credit Loss Reserves," in the accompanying consolidated financial statements for additional analysis of loss reserves.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
	2015	2014	Amount	%
	(dollars are in millions)
Three Months Ended September 30,
Derivative related expense	$(128)	$(7)	$(121)	*
Gain on debt designated at fair value and related derivatives	34	72	(38)	(52.8)%
Servicing and other fees from HSBC affiliates	5	6	(1)	(16.7)
Lower of amortized cost or fair value adjustment on receivables held for sale	(83)	84	(167)	*
Other income	74	14	60	*
Total other revenues	$(98)	$169	$(267)	*

Nine Months Ended September 30,
Derivative related expense	$(135)	$(187)	$52	27.8%
Gain on debt designated at fair value and related derivatives	167	145	22	15.2%
Servicing and other fees from HSBC affiliates	17	20	(3)	(15.0)
Lower of amortized cost or fair value adjustment on receivables held for sale	(154)	292	(446)	*
Other income	103	28	75	*
Total other revenues	$(2)	$298	$(300)	*

* Not meaningful
Derivative related expense includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles and ineffectiveness on derivatives which are qualifying hedges. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related expense for the three and nine months ended September 30, 2015 and 2014:

HSBC Finance Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net realized losses	$(26)	$(26)	$(78)	$(79)
Mark-to-market on derivatives which do not qualify as effective hedges	(107)	15	(69)	(120)
Hedge accounting ineffectiveness	5	4	12	12
Total	$(128)	$(7)	$(135)	$(187)
Derivative related expense increased during the three months ended September 30, 2015 and decreased during the nine months ended September 30, 2015 as compared with the year-ago periods. As discussed in prior filings, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At both September 30, 2015 and December 31, 2014, we had a notional amount of $3.1 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point. While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. Our non-qualifying hedges at September 30, 2015 are primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 8.6 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they economically lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets when considered in conjunction with variable rate borrowings. As we continue to make progress in our strategy to accelerate the run-off and sales of our real estate loan portfolio, the dynamics of the duration of our receivables due to lower prepayment rates and the corresponding increase in interest rate risk are changing. We intend to reduce the size and potentially eliminate this non-qualifying hedge portfolio corresponding with timing of receivable sales over the course of the next year.
Falling long-term interest rates during the three months ended September 30, 2015 more than offset the impact of rising long-term rates which had occurred earlier in the year. The falling long-term interest rates during the third quarter of 2015 had a negative impact on the mark-to-market for this portfolio of swaps during both the three and nine months ended September 30, 2015. Rising long term interest rates during the three months ended September 30, 2014 had a positive impact on the mark to market for this portfolio of swaps during the quarter which only partially offset the negative impact of falling long term interest rates earlier in 2014. Net realized losses were essentially flat during the three and nine months ended September 30, 2015. Ineffectiveness during the three and nine months ended September 30, 2015 and 2014 was primarily related to our cross currency cash flow hedges that are approaching maturity.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges, impacts the comparability of our reported results between periods. Derivative related expense for the nine months ended September 30, 2015 or any prior periods should not be considered indicative of the results for any future periods.
Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option ("FVO") as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Gain on debt designated at fair value and related derivatives decreased during the three months ended September 30, 2015 as a result of the impact of changes in market movements on certain debt and related derivatives that mature in the near term while credit spreads were essentially flat during the quarter. Gain on debt designated at fair value and related derivatives increased during the nine months ended September 30, 2015 as a result of the impact of changes in market movements on certain debt and related derivatives that mature in the near term. The increase also reflects the impact of a widening of our credit spreads during first half of 2015 which remained unchanged in the third quarter of 2015. See Note 6, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.
Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. The gain on debt designated at fair value and related derivatives for the nine months ended September 30, 2015 should not be considered indicative of the results for any future periods.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain

HSBC Finance Corporation

office and administrative costs. Servicing and other fees from HSBC affiliates decreased modestly during the three and nine months ended September 30, 2015 as compared with the year-ago periods due to lower rental income from HTSU resulting from a decrease in occupancy and to a lesser extent, lower servicing revenue reflecting lower levels of real estate secured receivables being serviced.
Lower of amortized cost or fair value adjustment on receivables held for sale during the three and nine months ended September 30, 2015 and 2014 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Income (expense)
Initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the period	$—	$(10)	$—	$(112)
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	(83)	94	(154)	404
Lower of amortized cost or fair value adjustment	$(83)	$84	$(154)	$292
As previously discussed, under our expanded sales program, we transfer real estate secured receivables to held for sale when they are written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies or receive a re-age, modification or become subject to a bankruptcy filing and therefore meet our criteria to be considered held for sale. During the three and nine months ended September 30, 2015, the total initial lower of amortized cost or fair value adjustment for all receivables transferred to held for sale was attributed to credit factors and recorded as a component of provision for credit losses as there was no objective, verifiable evidence to indicate non-credit factors were associated with the decline in fair value which would have been reported as a component of total other revenues in the consolidated statement of income (loss). During the three and nine months ended September 30, 2014, we transferred real estate secured receivables to held for sale with a carrying value prior to transfer of $236 million and $910 million, respectively, and recorded an initial lower of amortized cost or fair value adjustment, all of which was attributable to non-credit related factors and recorded as a component of total other revenues in the consolidated statement of income (loss).
During the three and nine months ended September 30, 2015, we recorded an additional lower of amortized cost or fair value adjustment on receivables held for sale as a result of a change in the estimated pricing on specific pools of loans. While conditions in the housing industry improved during the first nine months of 2015, no adjustment for the increase in the fair value of real estate secured receivables held for sale could be recognized on the other pools of receivables as they were already carried at amortized cost which is lower than fair value. During the three and nine months ended September 30, 2014, we recorded an increase in the fair value of receivables held for sale as a result of improvements in the conditions in the housing industry during that period.
See Note 5, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Other income totaled $74 million and $103 million during the three and nine months ended September 30, 2015, respectively, compared with $14 million and $28 million during the three and nine months ended September 30, 2014, respectively. As discussed more fully below, all periods were impacted by the release in the provision for estimated repurchase liabilities. Excluding this item from both periods, other income decreased during the three months ended September 30, 2015 reflecting a lower gain on sale of receivables as compared with the prior year quarter. Excluding this item from both periods, other income increased during the nine months ended September 30, 2015 reflecting higher gains on sales of receivables as compared with the year-ago period.
Our reserve for potential repurchase liability represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all of our receivable sales. Because the level of receivable repurchase losses are dependent upon strategies for bringing claims or pursuing legal action for losses incurred, the level of the liability for receivables repurchase losses requires significant judgment. During the third quarter of 2015, management concluded that, due to new developments in case law and other factors, it was appropriate to release our repurchase reserve liability related to these exposures. The following table summarizes the changes in our reserve for potential repurchase liability related to all of our receivable sales:

HSBC Finance Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Balance at beginning of period	$86	$81	$86	$116
Decrease in liability recorded through earnings	(66)	(1)	(66)	(7)
Realized losses	(1)	—	(1)	(29)
Balance at end of period	$19	$80	$19	$80
As we have limited information of the losses incurred by investors, there is uncertainty inherent in these estimates making it reasonably possible that they could change.
Operating Expenses  Compliance costs are reflected in our operating expenses and totaled $5 million and $17 million during the three and nine months ended September 30, 2015, respectively, compared with $8 million and $31 million during the three and nine months ended September 30, 2014, respectively, primarily within other administrative expenses. We anticipate compliance costs will continue to decline over time as we continue to run-off the real estate secured receivable portfolio.
The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which will not necessarily decline in line with the run-off of our receivable portfolio in future periods.

			Increase (Decrease)
	2015	2014	Amount	%
	(in millions)
Three Months Ended September 30,
Salaries and employee benefits	$55	$47	$8	17.0%
Occupancy and equipment expenses, net	8	8	—	—
Real estate owned expenses	6	2	4	*
Other administrative expenses	109	52	57	*
Support services from HSBC affiliates	54	65	(11)	(16.9)
Total operating expenses	$232	$174	$58	33.3%
Nine Months Ended September 30,
Salaries and employee benefits	$158	$154	$4	2.6%
Occupancy and equipment expenses, net	24	26	(2)	(7.7)
Real estate owned expenses	11	14	(3)	(21.4)
Other administrative expenses	543	120	423	*
Support services from HSBC affiliates	166	198	(32)	(16.2)
Total operating expenses	$902	$512	$390	76.2%
Salaries and employee benefits were impacted during the three and nine months ended September 30, 2015 as a result of severance costs of $11 million and $33 million, respectively, as a result of the expansion of our sales program and the acceleration of our run-off strategy as previously discussed. Excluding the impact of the severance costs from both periods, salaries and employee benefits were lower during the three and nine months ended September 30, 2015 due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Occupancy and equipment expenses, net were essentially flat during the three and nine months ended September 30, 2015.
Real estate owned expenses were lower during the nine months ended September 30, 2015 due to lower estimated losses on REO property and lower holding costs on REO properties due to fewer average numbers of REO properties held during the first nine months of 2015 and lower costs per property, partially offset by lower realized gains on sales of REO properties as a result of significantly fewer sales during the year. REO expenses were higher during the three months ended September 30, 2015. While the current quarter also experienced lower realized gains on sales of REO properties, partially offset by lower estimated losses and lower holding costs on REO properties, the trends were less pronounced during the current quarter as compared with the year-to-date period.
Other administrative expenses during the nine months ended September 30, 2015 were impacted by an increase of $410 million between periods related to certain legal matters, including mortgage servicing. Excluding the impact of this increase from the

HSBC Finance Corporation

periods presented, other administrative expenses increased during the three months ended September 30, 2015 and decreased during the year-to-date period. The increase during the three months ended September 30, 2015 reflects higher litigation costs, partially offset by a continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decreased during the nine months ended September 30, 2015 reflects lower fees for professional and consulting services and lower third-party collection fees resulting from lower foreclosure activities as we have fewer receivables in the process of foreclosure as a result of the receivable sales subsequent to September 2014 as well as the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease during the year-to-date period was partially offset by the impact of higher litigation costs.
Support services from HSBC affiliates decreased during the three and nine months ended September 30, 2015 as compared with the year-ago periods driven by lower fees for receivable servicing by HSBC affiliates as a result of the sale of real estate secured receivables since September 30, 2014. The decrease during the nine months ended September 30, 2015 also reflects lower technology costs from an HSBC affiliate, partially offset by an increase in the severance accrual related to employees servicing our receivables.
Efficiency Ratio from continuing operations was 276.2 percent and 169.5 percent during the three and nine months ended September 30, 2015, respectively, compared with 45.9 percent and 53.1 percent during the three and nine months ended September 30, 2014, respectively. Our efficiency ratio was impacted in all periods by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting and the impact of our non-qualifying hedge portfolio as well as, in the current year-to-date period, severance costs. Additionally, the nine months ended September 30, 2015 was impacted by an increase of $410 million between periods related to certain legal matters including mortgage servicing. Excluding the impact of these items, our efficiency ratio remained higher during the three and nine months ended September 30, 2015 reflecting lower other revenues due to the lower of amortized cost or fair value adjustment as discussed above while the year-ago periods benefited from an improvement in the fair value of real estate secured receivables held for sale. The increase in our efficiency ratio also reflects the impact of lower net interest income, partially offset during the nine months ended September 30, 2015 by lower operating expenses.

HSBC Finance Corporation

Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

	2015		2014
	(dollars are in millions)
Three Months Ended September 30,
Tax provision (benefit) at the U.S. federal statutory income tax rate	$(58)	(35.0)%	$87	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(4)	(2.4)	6	2.4
Adjustment with respect to tax for prior periods(1)	—	—	24	9.7
Change in valuation allowance(3)	(67)	(40.4)	(23)	(9.3)
Other non-deductible/non-taxable items	(2)	(1.2)	(3)	(1.0)
Other	2	1.3	(4)	(1.7)
Total income tax expense (benefit)	$(129)	(77.7)%	$87	35.1%

Nine Months Ended September 30,
Tax provision (benefit) at the U.S. federal statutory income tax rate	$(212)	(35.0)%	$242	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(10)	(1.6)	13	1.8
Adjustment with respect to tax for prior periods(1)	(3)	(.5)	29	4.2
Adjustment of tax rate used to value deferred taxes(2)	(38)	(6.3)	(52)	(7.5)
Change in valuation allowance(3)	(87)	(14.3)	(34)	(4.9)
Uncertain tax positions	(3)	(.5)	(2)	(.3)
Other non-deductible/non-taxable items	(5)	(.8)	(10)	(1.4)
Other	1.2		(4)	(.6)
Total income tax expense (benefit)	$(357)	(58.8)%	$182	26.3%

(1)
For the three and nine months ended September 30, 2014, the amounts relate to changes in estimates as a result of filing the Federal and State income tax returns and a change in state tax expense as a result of filing amended State tax returns upon the closing of the Federal audits for the 2006 - 2009 tax years.

(2)
For the nine months ended September 30, 2015, the amount mainly relates to the effects of revaluing our deferred tax assets for New York City Tax Reform that was enacted on April 13, 2015. For the nine months ended September 30, 2014, the amounts mainly relate to the effects of revaluing our deferred tax assets as a result of New York State Tax Reform that was enacted on March 31, 2014.

(3)
For the three and nine months ended September 30, 2015, the amounts are due to the release of valuation allowance reserves on previously unrecognized state net operating loss carryforwards and temporary differences. For the three and nine months ended September 30, 2014, the amounts relate to changes in valuation allowance reserves in States with net operating loss carryforward periods of 12 to 20 years and a release of valuation allowance reserves as a result of filing amended State tax returns upon the closing of the Federal audits for the 2006-2009 tax years.

The financial performance of HSBC North America and its subsidiary entities continues to improve and therefore, at September 30, 2015, reliance has been placed solely on projected future taxable income from continuing operations in our evaluation of the recognition of deferred tax assets. This change resulted in the reversal of valuation allowances against certain state and local deferred tax assets of approximately $73 million at September 30, 2015. These state and local deferred tax assets represent unitary filing states and local jurisdictions with net operating loss carryforwards and temporary differences that are projected to be utilized against future taxable income from continuing operations.
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

HSBC Finance Corporation

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

HSBC Finance Corporation

Consumer Segment  The following table summarizes the Group Reporting Basis results for our Consumer segment for the three and nine months ended September 30, 2015 and 2014.

			Increase (Decrease)
	2015	2014	Amount	%
	(dollars are in millions)
Three Months Ended September 30,
Net interest income	$252	$336	$(84)	(25.0)%
Other operating income (loss)	(60)	104	(164)	*
Total operating income	192	440	(248)	(56.4)
Loan impairment recoveries	(13)	(76)	(63)	(82.9)
Net interest income and other operating income after loan impairment charges	205	516	(311)	(60.3)
Operating expenses	225	189	(36)	(19.0)
Income (loss) before income tax	$(20)	$327	$(347)	*
Net interest margin	4.53%	4.30%
Efficiency ratio	117.2	43.0
Return (after-tax) on average assets ("ROA")	.7	2.4

Nine Months Ended September 30,
Net interest income	$783	$1,078	$(295)	(27.4)%
Other operating income (loss)	(11)	(57)	46	80.7
Total operating income	772	1,021	(249)	(24.4)
Loan impairment charges	36	53	17	32.1
Net interest income and other operating income after loan impairment charges	736	968	(232)	(24.0)
Operating expenses	899	529	(370)	(69.9)
Income (loss) before income tax	$(163)	$439	$(602)	*
Net interest margin	4.22%	4.40%
Efficiency ratio	116.5	51.8
Return (after-tax) on average assets ("ROA")	.1	1.3

Balances at end of period:
Customer loans	$19,131	$24,485	$(5,354)	(21.9)%
Loans held for sale	2,045	1,118	927	82.9
Assets	27,218	33,632	(6,414)	(19.1)

*	Not meaningful.
Our Consumer segment reported a loss before income tax during the three and nine months ended September 30, 2015 as compared with income before income tax during the year-ago periods. The loss before income tax during the three and nine months ended September 30, 2015 reflects lower net interest income and higher operating expenses, partially offset by improvements in loan impairment charges. During the three months ended September 30, 2015, the loss before income tax also reflects lower other operating income (loss) and lower improvements in loan impairment charges.
Loan impairment charges during the nine months ended September 30, 2015 were impacted by a release of approximately $23 million in the first quarter of 2015 associated with a correction to our credit loss reserve calculation for a segment of our portfolio. Excluding the impact of this release, loan impairment charges deteriorated during the three and nine months ended September 30, 2015 as compared with the year-ago periods as a result of lower market value adjustments on loan collateral as compared with the year-ago periods. Both the three and nine months ended September 30, 2015 and 2014 were positively impacted by lower loss estimates due to lower receivable levels and improved credit quality, including lower dollars of delinquency on accounts less than 180 days contractually delinquent, although the impact was more pronounced during the year-ago periods. Additionally, the three and nine months ended September 30, 2015 also reflect a lower impact of discounting estimated future amounts to be received on

HSBC Finance Corporation

real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral due to improvements in the timing of estimated cash flows to be received.
Loan impairment charges were $94 million and $305 million lower than net charge-offs during the three and nine months ended September 30, 2015, respectively, compared with loan impairment charges that were lower than net charge-offs by $239 million and $630 million during the three and nine months ended September 30, 2014, respectively. Loan impairment allowances decreased to $1,000 million at September 30, 2015 compared with $1,644 million at December 31, 2014 as a result of lower levels of new impaired loans due to lower loan levels and improved economic conditions, improvements in loss severity, lower delinquency levels and transfers of real estate secured loans to held for sale. The decrease also reflects the impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral which resulted in lower reserve requirements at September 30, 2015 due to improvements in the timing of estimated cash flows to be received. During the three and nine months ended September 30, 2015, real estate secured loans transferred to held for sale had loan impairment allowances totaling $207 million and $250 million, respectively, at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale.
Net interest income decreased during the three and nine months ended September 30, 2015 due to the following:

•	Average loan levels decreased as a result of real estate secured loan liquidation.

•
During the three and nine months ended September 30, 2015, the overall yields on total average interest earning assets increased due to a significant shift in the mix of total average interest earning assets to a lower percentage of short-term investments which have significantly lower yields than our receivable portfolio, partially offset by the impact of lower real estate secured loan yields. Lower real estate secured loan yields during the three and nine months ended September 30, 2015 reflect lower amortization of the discount due to loan sales, liquidation and improvements in the timing of estimated cash flows to be received. The decrease in loan yields was partially offset by the impact of improved credit quality for real estate secured loans.

•
Interest expense decreased during the three and nine months ended September 30, 2015 as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings since September 30, 2014.

Net interest margin increased during the three months ended September 30, 2015 reflecting higher yields on total average interest earning assets as discussed above, partially offset by a higher cost of funds as a percentage of average interest earning assets as a result of lower levels of interest earning assets during the third quarter of 2015 and higher average rates as compared with the year-ago period. Net interest margin decreased during the nine months ended September 30, 2015 reflecting the higher cost of funds as a percentage of average interest earning assets as compared with the year-ago period as previously discussed. This decrease was partially offset by the impact of higher yields on total average interest earning assets as discussed above, although the impact was not as pronounced during the year-to-date period.
Other operating income deteriorated during the three and nine months ended September 30, 2015 as compared with the year-ago periods. The following table summarizes significant components of other operating income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Trading loss(1)	$(129)	$(6)	$(136)	$(186)
Gain (loss) from debt designated at fair value	(2)	(5)	1	(47)
Gain (loss) on sale of real estate secured receivables	(17)	91	—	106
Decrease in repurchase reserve liability	66	—	66	12
Other	22	24	58	58
Total other operating income	$(60)	$104	$(11)	$(57)

(1)	Trading loss primarily reflects activity on our portfolio of non-qualifying hedges.

HSBC Finance Corporation

Total other operating income declined during the three months ended September 30, 2015 and improved during the nine months ended September 30, 2015 as discussed below:

•
Trading loss deteriorated significantly during the three months ended September 30, 2015 as falling long-term rates during the quarter had a negative impact on the mark-to-market for this portfolio of swaps. While long-term rates fell during both the nine months ended September 30, 2015 and 2014 and had a negative impact on the mark-to-market for this portfolio of swaps, the trading loss improved during the nine months ended September 30, 2015 as the impact of falling long-term rates was more pronounced during the year-ago period.

•
Gain (loss) from debt designated at fair value was essentially flat during the three months ended September 30, 2015 and improved during the nine months ended September 30, 2015 as a result of the impact of changes in market movements on certain debt and related derivatives that mature in the near term during the year to date period. The increase also reflects the impact of an overall widening of our credit spreads during first nine months of 2015 as compared with a tightening of our credit spreads in the year-ago period.

•
Gain (loss) on sale of real estate secured receivables decreased during the three and nine months ended September 30, 2015. During the second and third quarters of 2015, we sold real estate secured loans with an aggregate unpaid principal balance of $605 million (carrying value of $483 million after the effect of any write-downs) at the time of sale to a third-party investor. During the second and third quarters of 2014, we sold real estate secured loans with an aggregate unpaid principal balance of $1,544 million (carrying value of $1,055 million after the effect of any write-downs) at the time of sale to a third-party investor.

•
Loss on sale of recovery rights reflects the sale of recovery rights in May 2014 for loans with outstanding balances of $3.3 billion which had previously been fully charged-off. There was no similar transaction during 2015.

•
Decrease in repurchase reserve liability reflects our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all our receivable sales. During the third quarter of 2015, management concluded that, due to new developments in case law and other factors, it was appropriate to release our repurchase reserve liability related to these exposures.

•
Other operating income reflects a lower gain on sales of REO properties as a result of a significant decrease in the number of REO properties sold during the three and nine months ended September 30, 2015 as compared with the year-ago periods. The gains on sales of REO properties during the prior year-to-date period was partially offset by a loss of $8 million on the sale of recovery rights in May for loans with outstanding balances of $3.3 billion which had previously been fully charged-off.

Operating expenses increased during the three months ended September 30, 2015 due to higher litigation costs and higher severance costs of $11 million related to the expansion of our receivable sales program and the acceleration of our run-off strategy, partially offset by continuing reductions in the scope of our business operations and the impact of entity-wide initiatives to reduce costs as well as lower REO expenses due to a lower average number of REO properties held and lower costs per property. Operating expenses for the nine months ended September 30, 2015 were impacted by an increase of $410 million between periods related to certain legal matters including mortgage servicing. Excluding the impact of this increase from the year-to-date periods, operating expenses were lower during the nine months ended September 30, 2015 reflecting the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs and lower REO expenses as discussed above as well as lower fees for professional and consulting services. The decrease during the nine months ended September 30, 2015 was partially offset by higher litigation costs and the impact of severance costs of $33 million as previously discussed.
The efficiency ratio deteriorated during the three months ended September 30, 2015 driven by the decrease in other operating income, lower net interest income and higher operating expenses. The efficiency ratio deteriorated during the nine months ended September 30, 2015 driven by higher operating expenses and lower net interest income.
ROA for the three and nine months ended September 30, 2015 deteriorated reflecting a loss before income taxes during the three and nine months ended September 30, 2015 compared with income before income taxes during the year-ago periods and the impact of lower average assets.

HSBC Finance Corporation

Real estate secured loans Real estate secured loans for our Consumer segment consisted of the following:

	September 30, 2015	Increases (Decreases) From
		June 30, 2015		December 31, 2014
		$	%	$	%
	(dollars are in millions)
Real estate secured loans held for investment	$19,131	$(2,661)	(12.2)%	$(4,423)	(18.8)%
Real estate secured loans held for sale	2,045	1,896	*	1,882	*
Real estate secured held for investment and held for sale	$21,176	$(765)	(3.5)%	$(2,541)	(10.7)%

*	Not meaningful.
Real estate secured loans held for investment decreased to $19,131 million at September 30, 2015 as compared with $21,792 million at June 30, 2015 and $23,554 million at December 31, 2014. The decrease reflects the transfer of real estate secured loans to held for sale during the three and nine months ended September 30, 2015 with a carrying value of $1,936 million and $2,331 million, respectively. The decrease also reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist.
Real estate secured loans held for sale totaled $2,045 million at September 30, 2015 as compared with $149 million at June 30, 2015 and $163 million at December 31, 2014 reflecting loans classified as held for sale during the three and nine months ended September 30, 2015 as well as the impact of loan sales during the second and third quarters of 2015.
We continue to make progress in our strategy to accelerate the run-off and sales of our real estate loan portfolio. In September, we commenced the marketing of a tranche of real estate secured loans with an unpaid principal balance of approximately $2.0 billion which were previously identified as part of our expanded asset sale program. These real estate secured loans were classified as held for sale under the Group Reporting Basis during the third quarter of 2015. We entered into an agreement to sell these loans on November 1, 2015 and anticipate recording a loss in the region of $200 million, net of transaction costs, under the Group Reporting Basis as a result of this transaction during the fourth quarter of 2015.
As previously discussed, we have identified a pool of real estate secured loans we intend to sell, although only a portion of this pool of real estate secured loans currently qualifies for classification as held for sale under the Group Reporting Basis at September 30, 2015. Assuming we had completed the sale of the entire pool of real estate secured loans classified as held for sale under U.S. GAAP on September 30, 2015, based on market values at that time, we would have recorded a loss of approximately $730 million.

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

HSBC Finance Corporation

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
The table below sets forth credit loss reserves and credit loss reserve ratios for the periods indicated. The transfer of real estate secured receivables to held for sale results in these receivables being carried at the lower of amortized cost or fair value and they no longer have any associated credit loss reserves, as previously discussed. As a result, when receivables are transferred to held for sale, it creates a lack of comparability between credit loss reserves and the related reserve ratios between periods.

	September 30, 2015	June 30, 2015	December 31, 2014
	(dollars are in millions)
Credit loss reserves:(1)(3)	$341	$408	$2,217
Reserves as a percentage of:(2)(3)(4)
Receivables	3.0%	3.5%	8.4%
Nonaccrual receivables	99.0	112.8	185.0

(1)
At September 30, 2015, June 30, 2015 and December 31, 2014, credit loss reserves includes $12 million, $13 million and $33 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property.

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

	September 30, 2015	June 30, 2015	December 31, 2014
Reserves as a percentage of:
Receivables	3.0%	3.5%	8.5%
Nonaccrual receivables	268.9	310.7	306.6

(3)
Reserves associated with accrued finance charges, which totaled $52 million, $47 million and $323 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively, are reported within our total credit loss reserve balances noted above, although receivables and nonaccrual receivables as reported generally exclude accrued finance charges. The credit loss reserve ratios presented in the tables above exclude any reserves associated with accrued finance charges.

(4)
Credit loss reserve ratios exclude receivables and nonaccrual receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

Credit loss reserves at September 30, 2015 decreased as compared with June 30, 2015 reflecting lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. As discussed

HSBC Finance Corporation

above, credit loss reserves at September 30, 2015 are not comparable with December 31, 2014 as a result of the expansion of the receivable sales program in the second quarter of 2015. Credit loss reserves associated with all receivables prior to their transfer to held for sale during the nine months ended September 30, 2015 totaled $1,617 million and were recognized as an additional charge-off at the time of the transfer to held for sale. Excluding the impact of the transfer of receivables to held for sale, credit loss reserves remained lower as compared with December 31, 2014 reflecting lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. See Note 4, "Credit Loss Reserves," in the accompanying consolidated financial statements for additional analysis of loss reserves.
At September 30, 2015, 71 percent of our credit loss reserves are associated with TDR Loans held for investment which total $1,315 million and are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves at September 30, 2015 and provisions for credit losses for TDR Loans for the nine months ended September 30, 2015 should not be considered indicative of the results for any future periods.
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

	September 30, 2015		June 30, 2015		December 31, 2014
	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables
	(in millions)
Collectively evaluated for impairment	$88	$7,981	$106	$8,471	$226	$11,937
Individually evaluated for impairment(1)	241	1,315	288	1,485	1,957	10,028
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	12	328	13	341	33	693
Receivables acquired with deteriorated credit quality	—	5	1	10	1	12
Total(2)	$341	$9,629	$408	$10,307	$2,217	$22,670

(1)
The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $249 million, $256 million and $517 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $10 million, $10 million and $25 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively. These receivables and credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
Reserves associated with accrued finance charges, which totaled $52 million, $47 million and $323 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively, are reported within our total credit loss reserve balances, although receivable balances generally exclude accrued finance charges.

The following table summarizes our TDR Loans and receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in comparison to the real estate secured receivable portfolio held for investment. The trends reflected in the table below at September 30, 2015 reflect the impact of the transfer of additional receivables to held for sale as a result of the expansion of the receivable sales program as the majority of the receivables transferred to held for sale during the second quarter of 2015 were previously classified as TDR Loans.

HSBC Finance Corporation

	September 30, 2015	December 31, 2014
	(dollars are in millions)
Total real estate secured receivables held for investment	$9,629	$22,670
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$328	$693
Real estate secured TDR Loans(1)	1,315	10,028
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$1,643	$10,721
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	17.1%	47.3%

(1)
Excludes TDR Loans totaling $249 million and $517 million at September 30, 2015 and December 31, 2014, respectively, which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.

Credit loss reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels. As discussed above, reserve ratios for September 30, 2015 were impacted by the expansion of our receivable sales program and the transfer of additional receivables to held for sale which creates a lack of comparability between credit loss reserves ratios for September 30, 2015, June 30, 2015 and December 31, 2014.
Reserves as a percentage of receivables decreased at September 30, 2015 as compared with June 30, 2015 as the decrease in credit loss reserves outpaced the decrease in receivables. Reserves as a percentage of receivables decreased significantly as compared with December 31, 2014 as the decrease in credit loss reserves outpaced the decrease in receivables as the majority of the receivables transferred to held for sale were classified as TDR Loans which carry higher reserve requirements.
Reserves as a percentage of nonaccrual receivables were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables decreased at September 30, 2015 as compared with June 30, 2015 as the decrease in credit loss reserves outpaced the decrease in receivables. Reserves as a percentage of nonaccrual receivables decreased as compared with December 31, 2014 as the decrease in credit loss reserves outpaced the decrease in nonaccrual receivables as the majority of the nonaccrual receivables transferred to held for sale were classified as TDR Loans which carry higher reserve requirements.
See Note 4, "Credit Loss Reserves," in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three and nine months ended September 30, 2015 and 2014.
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
The following table summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). As previously discussed, during the three and nine months ended September 30, 2015, we transferred certain real estate secured receivables to receivables held for sale as part of the expanded receivable sales program which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio between periods.

HSBC Finance Corporation

	September 30, 2015	June 30, 2015	December 31, 2014
	(dollars are in millions)
Dollars of contractual delinquency(1):
Receivables held for investment:
Real estate secured:
Late stage delinquency(2)(3)	$200	$217	$440
Individually evaluated for impairment(4)	104	112	891
Collectively evaluated for impairment(5)	71	74	211
Total real estate secured receivables held for investment	375	403	1,542
Real estate secured receivables held for sale(6)	1,137	1,108	530
Total	$1,512	$1,511	$2,072

Delinquency ratio:
Receivables held for investment:
Real estate secured:
Late stage delinquency	60.98%	63.64%	63.49%
Individually evaluated for impairment	7.91	7.54	8.89
Collectively evaluated for impairment	0.89	0.87	1.77
Total real estate secured receivables held for investment	3.89	3.91	6.80
Real estate secured receivables held for sale	11.32	10.75	61.63
Total	7.69%	7.33%	8.81%

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

(2)
Two-months-and-over contractually delinquent receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At September 30, 2015, June 30, 2015 and December 31, 2014, the amounts above include $76 million, $74 million and $117 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 60 and 180 days past due.

(3)	Amount includes TDR Loans which totaled $133 million, $146 million and $297 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively.

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

(6)
At September 30, 2015, June 30, 2015 and December 31, 2014, dollars of contractual delinquency for receivable held for sale includes $912 million, $866 million and $381 million, respectively, of real estate secured receivables which are also classified as TDR Loans.

Dollars of delinquency for real estate secured receivables held for investment at September 30, 2015 decreased $28 million since June 30, 2015 and decreased $1,167 million since December 31, 2014 as discussed below.

•
Late stage delinquency Dollars of late stage delinquency decreased as compared with June 30, 2015 and December 31, 2014 as a result of improved credit quality as fewer accounts progressed to late stage delinquency during the first nine months of 2015 due to the impact of the continued improvements in economic conditions and, to a lesser extent, the maturing of the portfolio. Additionally as compared with December 31, 2014, the decrease also reflects the transfer of a pool of late stage delinquency receivables, which previously were not saleable as they were part of a collateralized funding transaction, to held

HSBC Finance Corporation

for sale during the first quarter of 2015 as they were legally released as collateral under the public trust and as such became available for sale.

•
Individually evaluated for impairment The decrease in dollars of delinquency for receivables individually evaluated for impairment as compared with June 30, 2015 reflects lower receivable levels as a result of the continued liquidation of the real estate secured receivable portfolio. The decrease as compared with December 31, 2014 reflects the expansion of our receivable sales program which resulted in the transfer of additional receivables to held for sale and, to a lesser extent, improved credit quality as discussed above. The decrease compared with both periods was partially offset by the impact of fewer accounts progressing to late stage delinquency during the three and nine months ended September 30, 2015 as a result of improvements in credit quality.

•
Collectively evaluated for impairment Dollars of delinquency for accounts collectively evaluated for impairment decreased modestly as compared with June 30, 2015 reflecting lower receivable levels as a result of the continued liquidation of the real estate secured receivable portfolio. Dollars of delinquency for accounts collectively evaluated for impairment decreased as compared with December 31, 2014 reflecting the impact of the expansion of our receivable sales program during the second quarter of 2015 which resulted in a large transfer of receivables to held for sale as well as lower receivables levels due to receivable run-off and the continued improvements in economic conditions.

Dollars of delinquency for receivables held for sale at September 30, 2015 increased modestly as compared with June 30, 2015 as a result of seasonal trends for higher delinquency during the third quarter, and, to a lesser extent, the transfer of receivables to held for sale during the quarter. The increase as compared with December 31, 2014 reflects the impact of the transfer of additional real estate secured receivables to held for sale during the second quarter of 2015 as a result of the expansion of our receivable sales program, partially offset by the sale of pools of real estate secured receivables during the second and third quarters of 2015.
Delinquency ratio The delinquency ratio for real estate secured receivables held for investment was 3.89 percent at September 30, 2015 compared with 3.91 percent at June 30, 2015 and 6.80 percent at December 31, 2014. The modest decrease in the delinquency ratio as compared with June 30, 2015 reflects the decrease in dollars of delinquency during the quarter. The decrease in the delinquency ratio as compared with December 31, 2014 primarily reflects the impact of the expansion of our receivable sales program which resulted in the transfer of additional receivables to held for sale which creates a lack of comparability between periods.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter in which receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer, including the recognition of existing credit loss reserves at the time of transfer and the credit portion of the lower of amortized cost or fair value adjustment, if any, remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at the lower of amortized cost or fair value and, accordingly, there are no further charge-offs associated with these receivables, although recoveries on these receivables continue to be reported as a component of net charge-offs. As a result, the amounts and ratios for the quarter ended September 30, 2015 are not comparable with the amounts and ratios for the quarters ended June 30, 2015 and September 30, 2014.

Three Months Ended(1)	September 30, 2015	June 30, 2015	September 30, 2014
	(dollars are in millions)
Net charge-off dollars:
Real estate secured	$85	$1,894	$187
Personal non-credit card(2)	—	—	(1)
Total	$85	$1,894	$186
Net charge-off ratio:
Real estate secured	3.47%	40.53%	3.13%
Personal non-credit card(2)	—	—	—
Total	3.47%	40.53%	3.12%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	3.70%	40.55%	3.17%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

HSBC Finance Corporation

(2)
Although we sold our personal non-credit card receivable portfolio on April 1, 2013, subsequent to April 1, 2013 we continued to receive recoveries on personal non-credit card receivables that were fully charged-off prior to the sale of the portfolio. These recoveries are reflected in the table above. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio for our personal non-credit card receivable portfolio cannot be calculated for the quarterly period ended September 30, 2014. However, the recoveries for personal non-credit card receivables are reflected in the total net charge-off ratio for this period.

Net charge-offs dollars for the quarters ended September 30, 2015 and June 30, 2015 were impacted by the expansion of our receivable sales program in June 2015, as previously discussed. Credit loss reserves existing at the time of transfer associated with all receivables transferred to held for sale are recorded as additional charge-off and totaled $24 million for the quarter ended September 30, 2015 compared with $1,578 million and $12 million for the quarters ended June 30, 2015 and September 30, 2014, respectively. Additionally, the credit portion of the lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale is recorded as additional charge-off and totaled $12 million and $220 million for the quarters ended September 30, 2015 and June 30, 2015, respectively. Excluding the impact of dollars of charge-offs related to receivables transferred to held for sale in all periods, net charge-offs dollars decreased for the quarter ended September 30, 2015 as compared with the prior quarter and prior year quarter reflecting lower receivable levels and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices and improvements in economic conditions since September 30, 2014.
The net charge-off ratio for real estate secured receivables for the quarter ended September 30, 2015 is not comparable to the net charge-off ratio for the quarters ended June 30, 2015 and September 30, 2014 as a result of the expansion of the receivable sales program which occurred during the second quarter of 2015.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables are not comparable to the net charge-off ratio for the quarters ended June 30, 2015 and September 30, 2014 as a result of the expansion of the receivable sales program which occurred during the second quarter of 2015. See “Results of Operations” for further discussion of REO expenses.
Nonperforming Assets  Nonperforming assets consisted of the following:

	September 30, 2015	June 30, 2015	December 31, 2014
	(in millions)
Nonaccrual real estate secured receivables held for investment:(1)
Late stage delinquency(2)(3)	$189	$208	$417
Individually evaluated for impairment(4)	52	60	465
Collectively evaluated for impairment(5)	51	52	142
Total nonaccrual real estate secured receivables held for investment(6)	292	320	1,024
Real estate owned	101	123	159
Nonaccrual receivables held for sale(1)(7)	813	806	509
Total nonperforming assets	$1,206	$1,249	$1,692

(1)
The receivable balances included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer. Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables held for investment and held for sale do not include receivables totaling $464 million, $499 million and $627 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively, which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)
Nonaccrual receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At September 30, 2015, June 30, 2015 and December 31, 2014, the amounts above include $47 million, $48 million and $70 million, respectively, of receivables that at some point in their life cycle were evaluated for write-down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 90 and 180 days past due.

(3)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $124 million at September 30, 2015 compared with $137 million at June 30, 2015 and $274 million at December 31, 2014.

(4)
This amount represents nonaccrual receivables which have been classified as TDR Loans and carried at amortized cost and which at no point in its life cycle have ever been greater than 180 days contractually delinquent. This amount represents TDR Loans for which we evaluate reserves using a discounted cash

HSBC Finance Corporation

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

(6)	At September 30, 2015, June 30, 2015 and December 31, 2014, nonaccrual second lien real estate secured receivables totaled $94 million, $97 million and $122 million, respectively.

(7)
At September 30, 2015, June 30, 2015 and December 31, 2014, nonaccrual receivable held for sale includes $620 million, $611 million and $362 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual real estate secured receivables held for investment at September 30, 2015 decreased as compared with June 30, 2015 and December 31, 2014 as discussed below.

•
Late stage delinquency Nonaccrual late stage delinquency decreased as compared with June 30, 2015 and December 31, 2014 as a result of improved credit quality as fewer accounts progressed to late stage delinquency during the first nine months of 2015 due to the impact of the continued improvements in economic conditions and, to a lesser extent, the maturing of the portfolio. Additionally as compared with December 31, 2014, the decrease also reflects the transfer of a pool of late stage delinquency receivables, which previously were not saleable as they were part of a collateralized funding transaction, to held for sale during the first quarter of 2015 as they were legally released as collateral under the public trust and as such became available for sale.

•
Individually evaluated for impairment The decrease in nonaccrual receivables individually evaluated for impairment as compared with June 30, 2015 reflects lower receivable levels as a result of the continued liquidation of the real estate secured receivable portfolio. The decrease as compared with December 31, 2014 reflects the expansion of our receivable sales program which resulted in the transfer of additional receivables to held for sale and, to a lesser extent, improved credit quality as discussed above. The decrease compared with both periods was partially offset by the impact of fewer accounts progressing to late stage delinquency during the three and nine months ended September 30, 2015 as a result of improvements in credit quality.

•
Collectively evaluated for impairment Nonaccrual receivables for accounts collectively evaluated for impairment were essentially flat as compared with June 30, 2015. Nonaccrual receivables for accounts collectively evaluated for impairment decreased as compared with December 31, 2014 reflecting the impact of the expansion of our receivable sales program during the second quarter of 2015 which resulted in a large transfer of receivables to held for sale as well as lower receivables levels due to receivable run-off and the continued improvements in economic conditions.

Nonaccrual receivables held for sale at September 30, 2015 increased modestly as compared with June 30, 2015 as a result of seasonal trends for higher delinquency during the third quarter, and, to a lesser extent, the transfer of receivables to held for sale during the quarter. The increase as compared with December 31, 2014 reflects the impact of the transfer of additional real estate secured receivables to held for sale during the second quarter of 2015 as a result of the expansion of our receivable sales program, partially offset by the sale of pools of real estate secured receivables during the second and third quarters of 2015.
At September 30, 2015, June 30, 2015 and December 31, 2014, nonaccrual receivables in the table above include TDR Loans and TDR Loans that are held for sale totaling $796 million, $808 million and $1,101 million, respectively, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. See Note 3, “Receivables,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
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

HSBC Finance Corporation

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

Generally, in our experience, we have found that the earlier in the default cycle we have been able to utilize account management actions, the lower the rate of recidivism. Additionally, we have found that for loan modification, modifications with significant amounts of payment reduction experience lower levels of recidivism. Some customers receive multiple account management actions. In this regard, multiple account management actions as a percentage of total account management actions are in a range of 70 percent to 75 percent.
Our policies and practices for managing accounts are continually reviewed and assessed to assure that they meet the goals outlined above, and accordingly, we make exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal agreements, regulatory agreements or orders.
Since January 2007, we have cumulatively modified and/or re-aged approximately 409 thousand real estate secured loans with an aggregate outstanding principal balance of $46.7 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below. The following table provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

Status as of September 30, 2015:	Number of Loans	Based on Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	26%	25%
30- to 59-days delinquent	3	2
60-days or more delinquent	4	4
Paid-in-full	13	13
Sold	13	18
Charged-off or transferred to real estate owned	41	38
	100%	100%

HSBC Finance Corporation

The following table shows the number of real estate secured accounts remaining in our portfolio (including receivables held for sale) as well as the outstanding receivable balance of these accounts as of the period indicated for loans for which we have taken an account management action by the type of action taken, some of which may have received multiple account management actions.

	Number of Accounts	Outstanding Receivable Balance(1)
	(accounts are in thousands)	(dollars are in millions)
September 30, 2015:(2)
Collection re-age only	74.1	$5,250
Modification only	6.3	486
Modification re-age	62.7	5,525
Total loans modified and/or re-aged(1)	143.1	$11,261
June 30, 2015:(2)
Collection re-age only	79.4	$5,647
Modification only	5.7	466
Modification re-age	62.0	5,581
Total loans modified and/or re-aged(1)	147.1	$11,694
December 31, 2014:(2)
Collection re-age only	84.8	$6,551
Modification only	6.2	562
Modification re-age	64.2	6,550
Total loans modified and/or re-aged(1)	155.2	$13,663

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

(2)	At September 30, 2015, June 30, 2015 and December 31, 2014, the outstanding receivable balance includes the following amounts related to receivables classified as held for sale.

	September 30, 2015	June 30, 2015	December 31, 2014
	(in millions)
Collection re-age only	$4,657	$4,858	$257
Modifications only	399	383	10
Modification re-age	4,176	4,184	515
Total loans modified and/or re-aged	$9,232	$9,425	$782

HSBC Finance Corporation

The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of September 30, 2015, June 30, 2015 and December 31, 2014 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
September 30, 2015:
Collection re-age only	80%	8%	12%	80%	8%	12%
Modification only	90	2	8	93	2	5
Modification re-age	80	7	13	80	7	13
Total loans modified and/or re-aged	80%	8%	12%	81%	7%	12%
June 30, 2015:
Collection re-age only	80%	8%	12%	81%	8%	11%
Modification only	90	2	8	92	2	6
Modification re-age	80	7	13	81	7	12
Total loans modified and/or re-aged	81%	7%	12%	82%	7%	11%
December 31, 2014:
Collection re-age only	78%	8%	14%	78%	9%	13%
Modification only	88	2	10	92	2	6
Modification re-age	76	8	16	78	8	14
Total loans modified and/or re-aged	77%	8%	15%	79%	8%	13%
The following table provides information regarding real estate secured modified and/or re-aged loans during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Balance at beginning of period	$11,694	$15,344	$13,663	$16,564
Additions due to an account management action(1)	122	130	312	472
Payments(2)	(284)	(240)	(834)	(877)
Net charge-offs	(64)	(105)	(1,901)	(346)
Transfer to real estate owned	(27)	(55)	(90)	(158)
Receivables held for sale that have subsequently been sold	(93)	(256)	(352)	(1,029)
Change in lower of amortized cost or fair value on receivables held for sale	(87)	63	463	255
Balance at end of period	$11,261	$14,881	$11,261	$14,881

(1)	Includes collection re-age only, modification only, and modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.
In addition to the account management techniques discussed above, we also use deed-in-lieu and short sales to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and overall loss exposure given liquidation through foreclosure. Short sales also release the borrower from further obligation. From our perspective, total losses on deed-in-lieu and short sales are lower than expected total losses from foreclosed loans, or loans where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. While deed-in-lieu and short sales were used more extensively in prior years, during the nine months ended September 30, 2015 we have used fewer of these account management techniques as many of the loans which in the past would have been resolved through a deed-in-lieu or short-sale have been sold as part of our receivable sale program.

HSBC Finance Corporation

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
We continually review our policies and practices for managing accounts to leverage industry best practices and to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. In the second half of 2013, we expanded our current modification program to include principal write downs to customers meeting certain criteria. For qualifying customers, we determine the full amount contractually due, including unpaid principal balance, outstanding deferred interest and other ancillary disbursements that, by law, are reimbursable, and reduce the outstanding amount to a lower amount. However, in many cases this principal forgiveness does not change the carrying value of the receivable as many of these receivables had previously been written down to the lower of amortized cost or fair value of the collateral in accordance with our existing charge-off policies. During the three and nine months ended September 30, 2015, we provided principal write downs totaling $11 million and $51 million, respectively, which included $4 million and $17 million, respectively, for deferred interest and other ancillary disbursements. During the three and nine months ended September 30, 2014, we provided principal write downs totaling $60 million and $135 million, respectively, which included $16 million and $37 million, respectively, for deferred interest and other ancillary disbursements. The impact to the provision for credit losses was not material as these amounts were already included in our credit loss reserves.
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
The following table summarizes loans modified during the nine months ended September 30, 2015 and 2014, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Nine months ended September 30, 2015	6.1	$.7
Nine months ended September 30, 2014	8.9	1.2

(1)	Includes all loans modified during the nine months ended September 30, 2015 and 2014 regardless of whether the loan was also re-aged.

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

HSBC Finance Corporation

	Quarter Ended
	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	396	404	407	415	509
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	32.9%	34.7%	36.4%	37.7%	53.9%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which had a carrying value of $493 million and $603 million at September 30, 2015 and December 31, 2014, respectively.
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

Re-age Table(1)(2)	September 30, 2015	June 30, 2015	December 31, 2014
	(dollars are in millions)
Total real estate secured receivables ever re-aged	$10,651	$11,085	$12,461

Real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale
Re-aged in the last 6 months(3)	7.4%	8.1%	8.4%
Re-aged in the last 7-12 months	8.1	7.9	9.6
Previously re-aged beyond 12 months	38.7	37.7	35.0
Total real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale	54.2%	53.7%	53.0%

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

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At September 30, 2015, June 30, 2015 and December 31, 2014, the unpaid principal balance of re-ages without receipt of a payment totaled $305 million, $314 million and $345 million, respectively.

HSBC Finance Corporation

(3)
At September 30, 2015, June 30, 2015 and December 31, 2014, approximately 51 percent, 58 percent and 62 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent based on the account's most recent re-age.

At September 30, 2015, June 30, 2015 and December 31, 2014, $1,259 million (12 percent of total re-aged loans in the Re-Age table), $1,260 million (11 percent of total re-aged loans in the Re-Age table) and $1,710 million (14 percent of total re-aged loans in the Re-Age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
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
Because our lending activities were primarily to individual consumers, we do not have receivables (including receivables held for sale) from any industry group that equal or exceed 10 percent of total receivables at September 30, 2015 or December 31, 2014. The following table reflects the percentage of consumer receivables (including receivables held for sale) by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables (including Receivables Held for Sale)
	September 30, 2015	December 31, 2014
California	9.2%	9.2%
New York	6.9	6.4
Pennsylvania	6.3	6.3
Ohio	6.2	6.4
Florida	5.9	5.3
Virginia	5.2	5.1

Liquidity and Capital Resources

HSBC Related Funding  We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC's operations in the United States. All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are sourced primarily through HSBC USA.
Due to affiliates totaled $4,936 million and $6,945 million at September 30, 2015 and December 31, 2014, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.

HSBC Finance Corporation

The following table summarizes maturities of amounts due to affiliates at September 30, 2015:

(in millions)
2015	$—
2016	500
2017	512
2018	2,500
2019	—
Thereafter	1,424
Total	$4,936
See Note 10, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
In October 2015, we entered into a $1.0 billion credit agreement with HSBC North America which has a maturity date in October 2017.
Short-Term Investments  Securities purchased under agreements to resell totaled $531 million and $3,863 million at September 30, 2015 and December 31, 2014, respectively. Interest bearing deposits at banks totaled $1,503 million at September 30, 2015 and $2,000 million at December 31, 2014 and were with HSBC Bank USA, National Association ("HSBC Bank USA"). Short-term investments decreased as compared with December 31, 2014 as a result of the retirement of debt, partially offset by the run-off of our liquidating receivable portfolios, receivable sales and the sale of REO properties.
Long-Term Debt (excluding amounts due to affiliates) decreased to $12,206 million at September 30, 2015 from $16,427 million at December 31, 2014. There were no issuances of long-term debt during the three and nine months ended September 30, 2015 or 2014. Repayments of long-term debt totaled $3,805 million and $3,146 million during the nine months ended September 30, 2015 and 2014, respectively. The following table summarizes maturities of long-term debt at September 30, 2015, including secured financings:

(in millions)
2015	$2,564
2016	5,133
2017	1,575
2018	281
2019	191
Thereafter	2,462
Total	$12,206
In October 2015, we notified the holders of the Junior Subordinated Notes issued to capital trusts of our intent to call on November 30, 2015 the Junior Subordinated Notes with an outstanding balance of $1,031 million as of September 30, 2015. We intend to fund this transaction through the $1.0 billion credit facility with HSBC North America entered into in October 2015 as discussed above. The company-obligated mandatorily redeemable preferred securities, which are related to the Junior Subordinated Notes, will be redeemed when the Junior Subordinated Notes are paid.
Secured financings previously issued under public trusts of $943 million at September 30, 2015 are secured by $1,846 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $1,489 million at December 31, 2014 were secured by $2,999 million of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance of all foreign-denominated notes to fix the notes in U.S. dollars.
We use derivatives for managing interest rate and currency risk and have received loan commitments from affiliates, but we do not otherwise enter into off-balance sheet transactions.
Common Equity  During the nine months ended September 30, 2015 and 2014, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly

HSBC Finance Corporation

manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
Selected capital ratios  In managing capital, we develop a target for tangible common equity to tangible assets. This ratio target is based on risks inherent in the portfolio and the projected operating environment and related risks. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.
The following table summarizes selected capital ratios:

	September 30, 2015	December 31, 2014
Tangible common equity to tangible assets(1)	20.36%	17.33%
Common and preferred equity to total assets	26.54	22.29

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

U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the Federal Reserve Board's ("FRB's") capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under the Dodd-Frank Act (collectively, "DFAST"). Under the rules, the FRB will evaluate bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will approve capital distributions only for companies that are able to demonstrate sufficient capital strength after making the capital distributions. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in January 2015. In July 2015, HSBC North America submitted its latest mid-cycle company-run DFAST results. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the Office of the Comptroller of the Currency (the "OCC") for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.
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

HSBC Finance Corporation

2015 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2015:

	Actual Jan. 1 through Sept. 30, 2015	Estimated Oct. 1 through Dec. 31, 2015			Estimated Full Year 2015
	(in billions)
Funding needs:
Term debt maturities	$5	$2	-	$3	$7	-	$8
Secured financing maturities	1	—	-	—	1	-	1
Total funding needs	$6	$2	-	$3	$8	-	$9
Funding sources:
Net asset attrition(1)	$2	$—	-	$—	$2	-	$2
Liquidation of short-term investments	4	—	-	—	4	-	4
Asset sales and transfers	—	1	-	2	1	-	2
HSBC and HSBC subsidiaries, including capital infusions	—	1	-	1	1	-	1
Total funding sources	$6	$2	-	$3	$8	-	$9

(1)	Net of receivable charge-offs.
For the remainder of 2015, the combination of cash generated from operations including balance sheet attrition, liquidation of short-term investments, funding from affiliates and asset sales will generate the liquidity necessary to meet our maturing debt obligations.

Off-Balance Sheet Arrangements

On October 17, 2013, the District Court entered a partial final judgment against us in the Jaffe litigation in the amount of approximately $2.5 billion. In addition to the partial judgment that had been entered, there also remains approximately $625 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the District Court. In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment while the appeal was on-going. The surety bond had a pricing term of three years and an annual fee of $7 million. To reduce costs associated with posting cash collateral with the insurance companies, the surety bond was guaranteed by HSBC North America and we paid HSBC North America a fee of $6 million annually for this guarantee. Given the mandate of the Court of Appeals for the Seventh Circuit reversing the judgment, during the third quarter of 2015 we terminated the surety bond and related guarantee by HSBC North America. Prior to the termination of the surety bond and related guarantee, during the three and nine months ended September 30, 2015, we recorded expense of $1 million and $5 million, respectively, related to the surety bond and $1 million and $4 million, respectively, related to the guarantee provided by HSBC North America. During the three and nine months ended September 30, 2014, we recorded expense of $2 million and $6 million, respectively, related to the surety bond and $1 million and $4 million, respectively, related to the guarantee provided by HSBC North America. See Note 14, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for additional details regarding the matter and Note 21, "Commitments and Contingent Liabilities," in our 2014 Form 10-K for additional information.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives or changes in the fair value of receivables held for sale, REO or receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell affects the comparability of reported results between periods. Accordingly, our results for the nine months ended September 30, 2015 should not be considered indicative of the results for any future period.
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

HSBC Finance Corporation

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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At September 30, 2015 and December 31, 2014, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $8,406 million and $860 million, respectively. At September 30, 2015 and December 31, 2014, we had no Level 3 assets recorded at fair value on a recurring basis.
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
See Note 13, “Fair Value Measurements,” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value. Additionally, see Note 13, "Fair Value Measurements," in the accompanying consolidated financial statements for information about transfers between Level 1 and Level 2 measurements and transfers between Level 2 and Level 3 measurements during the three and nine months ended September 30, 2015.

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

HSBC Finance Corporation

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
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At September 30, 2015 and December 31, 2014, all of our existing derivative contracts are with HSBC Bank USA, making them our sole counterparty in derivative transactions. The fair value of our agreements with HSBC Bank USA required us to provide collateral to the affiliate of $676 million at September 30, 2015 and $213 million at December 31, 2014, all of which was provided in cash. See Note 7, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information about our derivative portfolio.
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

HSBC Finance Corporation

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
Our one-month and three-month time horizon stressed coverage ratios as of September 30, 2015 were 513 percent and 202 percent, respectively. Our one-month and three-month time horizon stressed coverage ratios as of December 31, 2014 were 1,593 percent and 252 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.
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
The following table summarizes our credit ratings at September 30, 2015 and December 31, 2014:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
As of September 30, 2015:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB-	Baa3	-
As of December 31, 2014:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB-	Baa3	-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. As of September 30, 2015, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
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
Net interest income simulation modeling techniques are utilized to monitor a number of interest rate scenarios for their impact on projected net interest income. These techniques simulate the impact on projected net interest income under various rate shock scenarios, such as scenarios in which rates rise or fall by 100 basis points over a twelve month period. During the first quarter of 2015, net interest income modeling assumptions were revised to remove the impact of fair value option swaps and non-qualifying hedges from the analysis and to express the sensitivity as a percent of base line projected net interest income. The figures presented below for December 31, 2014 have been revised to conform to this presentation. The following table reflects the impact on projected net interest income of the scenarios utilized by these modeling techniques:

HSBC Finance Corporation

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income:
Resulting from a gradual 100 basis point increase in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$4.6%		$27	4.5%
Resulting from a gradual 100 basis point decrease in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	1.2		(20)	(3.4)%
As compared with December 31, 2014, the estimated decrease in projected net interest income following a hypothetical rate rise and the estimated increase in projected net interest income following a hypothetical rate reduction reflect updates of economic stress scenarios including housing price index assumptions, regular adjustments of asset and liability behavior assumptions, run-off of the balance sheet and model enhancements.
The scenario above which assumes a gradual 100 basis point decrease in the yield curve has become less meaningful as a result of the continued period of low interest rates. As a result, we have also performed an additional scenario which considers the impact on projected net interest income of an immediate 50 basis point decrease in the yield curve. At September 30, 2015, this scenario would result in a decrease in projected net interest income of $3 million or less than 1 percent.
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
Group Reporting Basis The Group Reporting Basis represents a non-U.S. GAAP measure of reporting results in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards. For a reconciliation of Group Reporting Basis results to the comparable owned basis amounts, see Note 11, “Business Segments,” in the accompanying consolidated financial statements.
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
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures The following table provides a reconciliation for selected equity ratios:

	September 30, 2015	December 31, 2014
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$5,228	$5,548
Exclude:
Fair value option adjustment	(45)	(75)
Unrealized (gains) losses on cash flow hedging instruments	24	51
Postretirement benefit plan adjustments, net of tax	13	14
Tangible common equity	$5,220	$5,538
Tangible shareholders’ equity:
Tangible common equity	$5,220	$5,538
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of HSBC Finance Capital Trust IX(1)	1,000	1,000
Tangible shareholders’ equity	$7,795	$8,113
Tangible assets:
Total assets	$25,636	$31,960
Equity ratios:
Common and preferred equity to total assets	26.54%	22.29%
Tangible common equity to tangible assets	20.36	17.33
Tangible shareholders’ equity to tangible assets	30.41	25.38

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

See Note 14, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 41 for our legal proceedings disclosure, which is incorporated herein by reference.

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
Loans in repayment Between 2001 and 2005, the Project and Export Finance division of the HSBC Group arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, the HSBC Group continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.
At September 30, 2015, the HSBC Group had 10 loans outstanding to an Iranian petrochemical company. These loans are supported by the following countries' official Export Credit Agencies: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles. All repayments made by the company have been received under a license or an authorization from the relevant authorities.
Bank Melli acted as a sub-participant in two of the aforementioned loans to the Iranian petrochemical company. No payments have been made to Bank Melli in the third quarter of 2015. One of the loans to the Iranian petrochemical company, supported by

HSBC Finance Corporation

the Spanish Export Credit Agency, was fully repaid in the third quarter of 2015. Bank Saderat acted as a sub-participant on the loan and the final repayment due to the bank was paid into a frozen account. The repayment was made under a license or authorization from the relevant competent authority.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for the third quarter of 2015, which includes interest and fees, was approximately $82,000, and net estimated profit was approximately $70,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran was a target of U.S. sanctions, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations.
The HSBC Group received no measurable gross revenue for the third quarter of 2015 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not intend to provide any new guarantees or counter indemnities involving Iran. One was canceled during the third quarter of 2015 and approximately 20 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license authorizing the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in the third quarter of 2015. Estimated counter revenue to the HSBC Group in the third quarter of 2015 for this financial institution, which includes fees and/or commissions, was approximately $(40,300). This customer relationship has generated negative revenue to the HSBC Group, given the European Central Bank's negative interest rate. The HSBC Group is currently paying the negative interest rate on behalf of this institution. In the second quarter of 2015, the U.K. government issued a license to the HSBC Group to collect the negative interest rate from this institution and will commence collecting the negative interest rate in the fourth quarter of 2015.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving two employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank's employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue to the HSBC Group in the third quarter of 2015 generated by this pension scheme, which includes fees and/or commissions, was approximately $710.

For the Iranian bank related-activity discussed in this section, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group intends to continue to wind down this activity, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the United Kingdom and the U.N. Security Council. Activity on this account in the third quarter of 2015 was permitted by a license issued by the U.K. government. There was no measurable gross revenue or net profit generated in the third quarter of 2015.
Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. The HSBC Group has exercised a break clause in the lease and is in the process of exiting the property. The HSBC Group closed the branch in the third quarter of 2014 and will terminate the relationship with the lessor in 2015. There was no gross revenue or net profit to the HSBC Group in the third quarter of 2015.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the third quarter of 2015. In the third quarter

HSBC Finance Corporation

of 2015, the HSBC Group also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Index

Account management policies and practices 71	Estimates and assumptions 10
Assets:	Executive overview 44
by business segment 34	Fair value measurements:
fair value of financial assets 37	assets and liabilities recorded at fair value on a recurring basis 38
fair value measurements 36	assets and liabilities recorded at fair value on a non-recurring basis 39
nonperforming 15, 70	fair value adjustments 36
Balance sheet (consolidated) 5	financial instruments 37
Basel III 43, 48	hierarchy 80
Basis of reporting 48	transfers into/out of Level 1 and Level 2 39
Business:	transfers into/out of Level 2 and Level 3 39
consolidated performance review 46	valuation control framework 36
focus 45	valuation techniques 40
Capital:	Financial highlights metrics 46
2015 funding strategy 80	Financial liabilities:
common equity movements 78	designated at fair value 23
consolidated statement of changes 6	fair value of financial liabilities 37
selected capital ratios 79	Forward looking statements 43
Cash flow (consolidated) 7	Funding 47, 77
Cautionary statement regarding forward-looking statements 43	Gain (loss) from debt designated at fair value and related derivatives 23
Compliance risk 85	Geographic concentration of receivables 77
Consumer business segment 33, 60	Impairment:
Contingent liabilities:	credit losses 16, 53
enhancement services products 10	nonaccrual receivables 12, 70
litigation 41	nonperforming receivables 15, 70
Controls and procedures 88	Income taxes 59
Credit quality 64	Internal control 88
Credit risk:	Interest income:
concentration 77	net interest income 52
management 82	sensitivity 85
Current environment 44	Interest rate risk 85
Derivatives:	Key performance indicators 46
cash flow hedges 26	Legal proceedings 41
fair value hedges 26	Liabilities:
income (expense) 54	financial liabilities designated at fair value 23
non-qualifying hedges 27	lines of credit 31
notional value 28	long-term debt 78
Discontinued operations 10	Liquidity and capital resources 77
Enhancement services products 10	Liquidity risk 83
Equity:	Litigation and regulatory matters 41
consolidated statement of changes 6
ratios 79

HSBC Finance Corporation

LTV Ratios 50	Reconciliation of Non-U.S. GAAP financial measures to U.S. GAAP financial measures 87
Loans and advances - see Receivables	Reconciliation of U.S. GAAP results to Group Reporting Basis 48
Loan impairment charges - see Provision for credit losses	Related party transactions 30
Market risk 84	Repurchase liability 56
Market turmoil - see Current environment	Reputational risk 85
Model risk 86	Results of operations 52
Mortgage Lending products 11, 49	Risk management:
Net interest income 52	compliance 85
New accounting pronouncements 42	credit 82
Off-balance sheet arrangements 80	interest rate 85
Operating expenses 57	liquidity 83
Operational risk 85	market 84
Other revenues 54	model 86
Pension and other postretirement benefits 30	operational 85
Performance, developments and trends 46	overview 81
Profit (loss) before tax:	pension 86
consolidated 3	reputational 85
Group Reporting Basis 33	security and fraud 86
Provision for credit losses 16, 53	strategic 86
Ratios:	Security and fraud risk 86
capital 79	Segment results - Group Reporting Basis:
charge-off (net) 69	consumer 33, 60
credit loss reserve related 65	overall summary 33, 60
delinquency 68	Selected financial data 46
earnings to fixed charges - Exhibit 12	Sensitivity:
efficiency 58	projected net interest income 85
financial 46	Statement of cash flows 7
Re-aged receivables 76	Statement of changes in shareholders' equity 6
Real estate owned 51	Statement of comprehensive income 4
Receivables:	Statement of income (loss) 3
by category 11, 49	Strategic initiatives and focus 45
by charge-off (net) 69	Strategic risk 86
by delinquency 67	Surety bond 31, 80
geographic concentration 77	Table of contents 2
held for sale 18, 45	Tangible common equity to tangible assets 79
in process of foreclosure 15	Tax expense 59
modified and/or re-aged 73	Troubled debt restructures 13, 66
nonaccrual 12, 70	Variable interest entities 35
overall review 49
risk concentration 77
troubled debt restructures 13, 66

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 2, 2015

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.