Form 10-K
period 2015-12-31
HSBC Finance Corp
filed 2016-02-22
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 19, 2016, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

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

HSBC North America Operations
HSBC North America is the holding company for HSBC’s operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2015 were HSBC Finance Corporation, HSBC USA Inc. (“HSBC USA”), a U.S. bank holding company, HSBC Markets (USA) Inc. ("HMUS"), a holding company for certain global banking and markets subsidiaries, and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America and the HSBC Group. HSBC USA’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, “HSBC Bank USA”). Under the oversight of HSBC North America, HSBC Finance Corporation works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has historically been demonstrated by a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in HSBC Finance Corporation’s debt and preferred securities. HSBC Securities (USA) Inc. ("HSI"), a registered broker dealer and a subsidiary of HMUS, historically led or participated as underwriter of domestic issuances of HSBC Finance Corporation’s term debt and asset-backed securities. While HSBC Finance Corporation has not received advantaged pricing, underwriting fees and commissions paid to HSI historically have benefited the HSBC Group.

HSBC Finance Corporation Operations
HSBC Finance Corporation's subsidiaries historically provided lending products to consumers in the United States. HSBC Finance Corporation has historically been the principal fund raising vehicle for the operations of its subsidiaries. Our lending products included real estate secured, personal non-credit card and auto finance receivables, as well as credit card and private label credit card and tax refund anticipation loans and related products, all of which we no longer originate. All of these product lines have been sold other than real-estate secured receivables, which are in run-off. We report our segments on a continuing operations basis and have one reportable segment: Consumer, which consists of the run-off real estate secured receivable portfolio.
As discussed more fully under “Discontinued Operations” below and in Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements, our Insurance, Card and Retail Services and Commercial businesses are reported as discontinued operations and are not included in our segment presentation.
We report financial information to our ultimate parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards (“IFRSs”) as issued by the International Accounting Standards Board ("IASB") and as endorsed by the European Union ("EU"). As a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis") (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. For additional financial information relating to our business and reporting segment as well as a summary of the significant differences between U.S. GAAP and Group Reporting Basis as they impact our results, see Note 18, “Business Segments,” in the accompanying consolidated financial statements.

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
As described more fully in Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements, we have been engaged in an on-going evaluation of our balance sheet taking into consideration our liquidity, capital and funding requirements as well as capital requirements of HSBC. During the second quarter of 2013, we established an on-going receivable sales program under which we intend to sell first lien real estate secured receivables held for investment meeting pre-determined criteria when they are written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the second quarter of 2015 we expanded our receivable sales program to also include substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or became subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables. Under our expanded receivable sales program, we intend to sell substantially all real estate secured receivables when either of the above criteria are met. The expansion of our sales program will accelerate our existing run-off strategy and, as a result, we recorded severance costs primarily related to approximately 700 employees over the course of our receivable sales program.
The criteria for determining when receivables should be classified as held for sale are more stringent under the Group Reporting Basis. Accordingly, none of the receivables in the receivable sales program are classified as held for sale at December 31, 2015 under the Group Reporting Basis. See "Segment Reporting - Group Reporting Basis" in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” (“MD&A”) for additional information
Under U.S. GAAP, all receivables that meet the criteria of our receivable sales program are classified as held for sale. We expect that receivables held for sale at December 31, 2015 will be sold in multiple transactions through 2017, although the actual time to complete these sales and ultimate earnings impact depend on many factors, including future market conditions. We currently expect additional real estate secured receivables with a carrying amount between $650 million to $700 million could be transferred to held for sale during 2016 as we anticipate that during 2016 they will meet the criteria of our expanded sales program or they will be legally released as collateral under the public trusts and as such become available for sale. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements and “Executive Overview” in MD&A for discussion of receivables held for sale under U.S. GAAP.
During 2015, we sold real estate secured receivables in multiple transactions to third-party investors with an aggregate unpaid principal balance of $2,591 million. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional information on the impact from these transactions under U.S. GAAP. See "Segment Reporting - Group Reporting Basis" in MD&A for additional information on the impact from these transactions under the Group Reporting Basis.
Discontinued Operations
Insurance On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries to Enstar Group Ltd. See Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for additional information.
Card and Retail Services  On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). See Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for additional information.

HSBC Finance Corporation

Funding
Our primary sources of funding in 2015 were proceeds from sales of pools of real estate secured receivables, liquidation of short-term investments, borrowings from affiliates, cash generated from operations including receivable payments and pay-offs, and real estate owned ("REO") sales proceeds. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business. HSBC North America continues to review the composition of its capital structure following the adoption by the U.S. banking regulators of the final rules implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision, which were effective as of January 1, 2014. Subject to receipt of regulatory approval, as necessary, we anticipate replacing instruments whose treatment is less favorable under the new rules with Basel III compliant instruments. To that end, in November 2015, we redeemed our 5.911 percent Junior Subordinated Deferrable Interest Notes due 2035. We funded this transaction through a $1.0 billion loan agreement with HSBC North America entered into in October 2015 and described in more detail in Note 17, "Related Party Transactions," in the accompanying consolidated financial statements. The company-obligated mandatorily redeemable preferred securities, which are related to the Junior Subordinated Notes, were also redeemed in November 2015.
Our required funding has been integrated into the overall HSBC North America funding plans which we expect to be sourced through HSBC USA, HSBC North America, or through direct support from HSBC or its affiliates.
A detailed description of our sources of funding of our operations is set forth in the “Liquidity and Capital Resources” section of MD&A.
We use the cash generated by these funding sources to fund our operations, service our debt obligations and pay dividends to our preferred stockholders.

Employees and Customers
At December 31, 2015, we had approximately 1,600 employees.
At December 31, 2015, we had approximately 230,000 accounts related to customers with outstanding receivable balances. We have significant concentrations of consumer receivables (including receivables held for sale) for continuing operations customers in California ($1,634 million), New York ($1,192 million), Ohio ($1,080 million), Pennsylvania ($1,074 million), Florida ($1,046 million) and Virginia ($896 million).

Regulation and Competition
Regulation
Consumer Regulation  We operate in a highly regulated environment. In addition to the establishment of the Consumer Financial Protection Bureau (the"CFPB") and the other consumer related provisions of the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act" or "Dodd-Frank") described below, our business is subject to numerous state and other federal laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, mortgage loan servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, bankruptcy, disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage servicing industry through broad or targeted legislative or regulatory initiatives aimed at servicers’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing procedures. We are also subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that may be charged on a loan, the types of actions that may be taken to collect or foreclose upon delinquent receivables or the information about a customer that may be shared. For consumer receivables still being serviced by HSBC Finance Corporation, certain consumer finance subsidiaries and affiliated entities assisting with this servicing are generally licensed by state regulatory bodies in the jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed entities to collect or enforce loan agreements made with consumers and may cause these subsidiaries to be liable for damages and penalties. Further, federal bankruptcy and state debtor relief and collection laws, as well as the Servicemembers Civil Relief Act, affect the ability of servicers, including HSBC Finance Corporation, to collect outstanding balances.
Due to the past turmoil in the mortgage lending markets in prior years, there has also been a significant amount of federal and state legislative and regulatory focus on this industry. There is increased regulatory oversight over residential mortgage servicers,

HSBC Finance Corporation

including through state and federal examinations and periodic inquiries from state Attorneys General for information. Several regulators, legislators and other governmental bodies have promoted particular views of appropriate or “model” receivable modification programs, as well as foreclosure and loss mitigation practices. We have a repayment plan and a loan modification program for customers facing financial hardship who express the desire to remain in their homes. We also evaluate the results of our customer assistance efforts and we continue to enhance and refine our programs based on performance and industry trends. In certain situations, we offer qualified customers relocation assistance to help avoid foreclosure.
In April 2011, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent Order”), and our affiliate, HSBC Bank USA, entered into a similar consent order with the Office of the Comptroller of the Currency ("OCC") (this consent order together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the foreclosure practice deficiencies described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required. The Servicing Consent Orders required an independent review of foreclosures (“the Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. In February 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and we agreed to provide other assistance (e.g. receivable modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2015, Rust Consulting, Inc., the paying agent, has issued virtually all checks to eligible borrowers. See Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for further discussion.
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
In 2013, the U.S. banking regulators issued a final rule implementing the Basel III capital framework in the United States (the “Basel III Final Rule”). The Basel III Final Rule phases in a complete replacement to the Basel I general risk-based capital rules, builds on the Advanced Approaches of Basel II, incorporates certain changes to the market risk capital rules, and implements certain other requirements of the Dodd-Frank Act. HSBC North America became subject to the Basel III Final Rule as of January 1, 2014. Several of the provisions of the Basel III Final Rule will be phased in through 2019. We anticipate HSBC North America will meet these requirements well in advance of the ultimate full phase-in date. However, it is possible that further increases in regulatory capital may be required in response to the implementation of the Basel III Final Rule. The exact amount, however, will depend upon our prevailing risk profile and that of our North American affiliates under various stress scenarios.
In 2009, the Basel Committee proposed two minimum standards for limiting liquidity risk: the liquidity coverage ratio (“LCR”), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio (“NSFR”), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. Under European Commission Delegated Regulation 2015/61, the consolidated LCR became a minimum regulatory standard from October 1, 2015. The Basel Committee finalized the LCR in 2013 with phase-in beginning in 2015. The Basel Committee finalized the NSFR in 2014. The European calibration of NSFR is still pending following the Basel Committee’s final recommendation in October 2014.
In 2014, the Federal Reserve, the OCC and the Federal Deposit Insurance Corporation ("FDIC") issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. The current requirement to report LCR to U.S. regulators on a monthly basis will move to a daily requirement beginning on July 1, 2016. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banking organizations but are expected to do so well in advance of the NSFR’s scheduled global implementation by January 1, 2018.
In 2014, the Federal Reserve also issued rules pursuant to Section 165 of the Dodd-Frank Act, which established enhanced prudential standards for U.S. bank holding companies and foreign banking organizations with total global consolidated assets and combined

HSBC Finance Corporation

U.S. assets of $50 billion or more ("Covered Companies"). The rules complement the LCR, capital planning, resolution planning, and stress testing requirements that have been finalized. The rules require Covered Companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Covered Companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements by January 1, 2015. HSBC North America has implemented the standard and it does not have a significant impact to our business model. Starting on July 1, 2016, HSBC North America will be treated as a single intermediate holding company, commonly referred to as an IHC, owned by a non-U.S. banking organization. This transition is not expected to have a significant impact on our U.S. operations or change our liquidity management policies. HSBC North America has adjusted its liquidity profile to support compliance with these rules, however, we do not anticipate such adjustments to significantly impact our operations. HSBC North America may need to make further changes to its liquidity profile to support compliance with any future final rules.
HSBC Finance Corporation will continue to support HSBC North America's compliance with U.S. regulatory capital requirements, including participation in HSBC North America's Comprehensive Capital Analysis and Review ("CCAR") stress testing and capital plan submission to the Federal Reserve and its implementation of the Basel III Final Rule. HSBC North America and HSBC Finance Corporation also continue to support HSBC’s implementation of the Basel III capital and liquidity frameworks, as implemented by the UK Prudential Regulation Authority. We supply data regarding credit risk, operational risk and market risk to support HSBC’s regulatory capital and risk weighted asset calculations.
As a result of our acquisition by HSBC, HSBC Finance Corporation and its subsidiaries became subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve. HSBC is a bank holding company under the U.S. Bank Holding Company Act of 1956, as amended (the “BHCA”) as a result of its ownership of HSBC Bank USA. On January 1, 2004, HSBC created a North American organization structure to hold all of its North America operations, including HSBC Finance Corporation and its subsidiaries. HSBC North America is also a bank holding company under the BHCA, by virtue of its ownership of HSBC Bank USA. HSBC and HSBC North America qualified as financial holding companies pursuant to the amendments to the BHCA effected by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). Under regulations implemented by the Federal Reserve, if any financial holding company, or any depository institution controlled by a financial holding company, ceases to meet certain capital or management standards, the Federal Reserve may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve may require divestiture of the holding company's depository institutions or its affiliates engaged in broader financial activities in reliance on the GLB Act if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, as amended, the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. As reflected in the agreement entered into with the OCC on December 11, 2012 (the “GLBA Agreement”), the OCC has determined that HSBC Bank USA is not in compliance with the requirements for a national bank and each depository institution affiliate of the national bank to be both well capitalized and well managed in order to own or control a "financial subsidiary", a subsidiary of a bank that also may engage in broader activities than subsidiaries of non-qualified banks. As a result, HSBC North America and its parent holding companies no longer meet the qualification requirements for financial holding company status, and may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC North America could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted on financial holding company status under the GLB Act. Similar consequences could result for financial subsidiaries of HSBC Bank USA that engage in activities in reliance on expanded powers provided for in the GLB Act. The GLBA Agreement requires HSBC Bank USA to take all steps necessary to correct the circumstances and conditions resulting in HSBC Bank USA's noncompliance with the requirements referred to above. HSBC Bank USA continues to take steps to satisfy the requirements of the GLBA Agreement.
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

HSBC Finance Corporation

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
Increased Prudential Standards.  In addition to the increased capital, liquidity and other enhanced prudential and structural requirements described above, large international banks, such as HSBC (generally with regard to its U.S. operations), are required to file resolution plans describing what strategy would be followed to resolve the institution in the event of significant financial distress. If the Federal Reserve and the FDIC both determine that these resolution plans are not “credible” (which, although not defined, is generally believed to mean the regulators do not believe the plans are feasible or would otherwise allow the regulators to resolve the U.S. businesses in a way that protects systemically important functions without severe systemic disruption and without exposing taxpayers to loss), our failure to cure deficiencies in a resolution plan required by Dodd-Frank to be filed by HSBC would enable the Federal Reserve and the FDIC, acting jointly, to impose more stringent prudential limits or require the divestiture of assets or operations. There are also provisions in Dodd-Frank that relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.
Affiliate Transaction Limits.  Beginning in July 2012 the quantitative and qualitative limits on bank credit transactions with affiliates also includes credit exposure related to repurchase agreements, derivatives and securities lending/borrowing transactions. This provision may limit the use of intercompany transactions between HSBC Bank USA and us which may impact our current funding, hedging and overall risk management strategies.
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
Competition  As discussed above, all of our remaining operations are in run-off. The competitive conditions of the markets in which we historically operated for the origination of new receivables no longer have a significant impact on our financial results, although the overall reduction of lending offerings to our historical target market segment has reduced the availability of re-finance offerings to our current customers. We have an active program, which was expanded in June 2015 to sell substantially all of our first lien real estate secured receivables portfolio which have been either re-aged, modified or subject to a bankruptcy filing since 2007 along with any second lien balances associated with these receivables, as part of our strategy to complete the run-off of our business. We compete against the Department of Housing and Urban Development and other banks who are also selling sub-prime receivable portfolios to attract potential buyers. Potential buyers of these receivables include other banks, asset managers, hedge funds, private equity firms and other investors.

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

HSBC Finance Corporation

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
Certifications  In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the “NYSE”) certifying that such officer is not aware of any violation by HSBC Finance Corporation of the applicable NYSE corporate governance listing standards in effect as of February 22, 2016.

Item 1A.	Risk Factors.

The following discussion provides a description of some of the most significant risk factors that could affect our businesses, results of operations and financial condition and could cause our results to differ materially from those expressed in public statements or documents. Some of these risk factors are inherent in the financial services industry and others are more specific to our own businesses. There are also other factors besides those discussed below or elsewhere in this Annual Report on Form 10-K that could also affect our businesses, results of operations and financial condition and, therefore, the risk factors below should not be considered a complete list of all potential risks that we may face.
The current uncertain market and economic conditions may continue to affect our business, results of operations and financial condition. Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Uncertainties remain concerning the outlook and the future economic environment despite recent improvements in certain segments of the global economy. There can be no assurance that the global economy as a whole will improve significantly or at all. Given our concentration of business activities in the United States and due to the nature of our historical business as a consumer lender to generally non-conforming and non-prime customers, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tight credit conditions and reduced economic growth. While the U.S. economy continued to improve during 2015, challenges remain. General business, economic and market conditions that could continue to affect us include:

•	level of economic growth and the pace and magnitude of the recovery;

•	pressure on consumer confidence and reduced consumer spending from other economic and market conditions;

•	fiscal policy;

•	unemployment levels;

•	wage income levels and declines in wealth;

•	market value of residential real estate throughout the United States;

•	inflation;

•	monetary supply and monetary policy;

•	fluctuations in both debt and equity capital markets;

•	unexpected geopolitical events, natural disasters, pandemics or acts of war or terrorism;

•	movements in short-term and long-term interest rates, a change in the shape of the yield curve or a prolonged period of low or negative interest rates;

•	availability of liquidity;

•	tight consumer credit conditions;

•	bankruptcy filings levels and heightened scrutiny by various U.S. Bankruptcy Trustees of proofs of claim and other documents filed by creditors in consumer bankruptcy cases; and

HSBC Finance Corporation

•	new laws, regulations or regulatory and law enforcement initiatives.
Although unemployment rates have improved in 2015 and housing market conditions in the U.S. continue to recover, if businesses were again to become cautious to hire, lay-off employees or reduce hours for employees, losses could be significant in our consumer receivable portfolios due to decreased consumer income. While the U.S. economy continued to improve in 2015, the sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. In the event economic conditions stop improving or become depressed again and lead to a recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all receivable portfolios with a corresponding impact on our results of operations.
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
Federal, state and other similar international measures to regulate the financial industry may significantly impact our operations. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, capital, liquidity, consumer credit, bankruptcy, privacy, consumer protection or other matters, including changes in tax rates, could materially impact our operations and performance. The U.S. Congress and the Administration have indicated an interest in reforming the U.S. corporate income tax code. Possible approaches include lowering the 35 percent corporate tax rate, modifying the taxation of income earned outside the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences.
Attempts by local, state and national regulatory agencies to address perceived problems with the mortgage lending industry and, more recently, to address additional perceived problems in the financial services industry generally through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets, could affect us in substantial and unpredictable ways, including how consumer lending accounts are serviced, limiting the fees and charges that may be applied to accounts and how accounts may be collected or security interests enforced. Any one or more of these effects could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for real estate receivables. We cannot fully anticipate the response by national regulatory agencies, state Attorneys General, or certain legislators, or if significant changes to our operations and practices will be required as a result.
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
The total impact of the Dodd-Frank Act cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators will respond to the Dodd-Frank Act and the implementing regulations under the legislation, and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect our businesses and operations. Additional legislative or regulatory actions in the United States, the European Union or in other countries could result in a significant loss of revenue, limit our ability to pursue business opportunities for the sale of our portfolio or the run-off of certain products, affect the value of assets that we hold, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our business, results of operations or financial condition.
In November 2015, the Financial Stability Board ("FSB") issued final standards for total loss-absorbing capacity (“TLAC”) requirements for global systemically important banks ("G-SIBs"), which will apply to our ultimate parent HSBC once implemented in the United Kingdom ("U.K."). The new standard also permits authorities in host jurisdictions to require “internal” TLAC to be prepositioned (issued by local entities to either parent entities or third parties). The purpose of this new standard is to ensure that G-SIBs have sufficient loss-absorbing and recapitalization capacity available to implement an orderly resolution with continuity of critical functions and minimal impact on financial stability, and to ensure cooperation between home and host authorities during resolution. The new standard calls for all G-SIBs to be subject to TLAC requirements starting January 1, 2019, to be fully phased in January 1, 2022. In the United States, the Federal Reserve published proposed rules on October 30, 2015 that would implement in the United States the FSB’s TLAC standard. The proposed rules would require, among other things, the U.S. intermediate holding companies of non-US G-SIBs, including HSBC North America, to maintain minimum amounts of “internal” TLAC, which would include minimum levels of TLAC and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer

HSBC Finance Corporation

commencing January 1, 2019. The TLAC Proposal would also include “clean holding company requirements” that impose limitations on the types of financial transactions HSBC’s U.S. intermediate holding company, HSBC North America, could engage in. The FSB’s TLAC standard and the Federal Reserve’s TLAC proposal represent a significant expansion of the current regulatory capital framework that may, if adopted as proposed, require both HSBC North America and HSBC to make material modifications to the terms of outstanding debt instruments or to issue additional long term debt.
Regulators in the European Union ("EU") and in the U.K. are in the midst of proposing far-reaching programs of financial regulatory reform. These proposals include enhanced capital, leverage, and liquidity requirements, changes in compensation practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of EU financial institutions, amendments to the Markets in Financial Instruments Directive and the Market Abuse Directive, and measures to address systemic risk. The implementation of regulations and rules promulgated by these bodies could result in additional costs or limit or restrict the way HSBC conducts its businesses in the EU and in the U.K. Furthermore, the potentially far-reaching effects of future changes in laws, rules or regulations, or in their interpretation or enforcement as a result of EU or U.K. legislation and regulation are difficult to predict and could adversely affect our operations.
The transition to the new requirements under Basel III will continue to put significant pressure on regulatory capital and liquidity. HSBC North America is required to meet consolidated regulatory capital and liquidity requirements, including new or modified regulations and regulatory guidance, in accordance with current regulatory timelines. We will continue to support HSBC North America's compliance with U.S. regulatory requirements, therefore the results of broader regulatory change could impact the availability of funding for us.
In December 2010, the Basel Committee issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (the “Basel III Capital Framework”) and “International framework for liquidity risk measurement, standards and monitoring” (the “Basel III Liquidity Framework”) (together, "Basel III"). In October 2013, the U.S. banking regulators published a final rule implementing the Basel III Capital Framework and the Dodd-Frank Act’s phase-out of trust preferred securities from Tier 1 capital, which we refer to as the “Basel III Final Rule”. The Basel III Final Rule establishes new minimum capital and buffer requirements to be phased in by 2019 and also requires the deduction of certain assets from capital, within prescribed limitations, and the inclusion of accumulated other comprehensive income in capital. The Basel III Final Rule also increases capital requirements for counterparty credit risk and introduces a supplementary leverage ratio that will become a binding, and publicly disclosed, measure starting on January 1, 2018. HSBC North America and HSBC Bank USA began complying with the effective portions of the Basel III Final Rule on January 1, 2014. The Basel III Final Rule will materially increase our regulatory capital requirements over the next several years. In addition to the Basel III Final Rule, there continue to be numerous proposals that could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as HSBC North America. The Basel Committee intends to finalize by the end of 2016 reform initiatives in three areas: (i) enhancements to the risk sensitivity and robustness of the standardized approaches; (ii) review of the role of internal models in the capital framework; and (iii) finalization of the design and calibration of the leverage ratio and capital floors. These reform initiatives include adoption of revisions to the market risk capital framework and proposed consultations on revisions to the standardized approaches for operational risk and credit risk. The Basel Committee has also indicated it intends to finalize its approach to the regulatory treatment of interest rate risk in the banking book to ensure that banks have appropriate capital to cover potential losses from exposures to changes in interest rates. Further revisions to the Basel III capital framework resulting from these initiatives could materially increase our capital requirements to the extent they are implemented by the Federal Reserve.
Further increases in regulatory capital may also be required in response to other U.S. supervisory requirements relating to capital. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios. Participation by HSBC North America in the Federal Reserve’s CCAR stress test process will also require that HSBC North America maintain sufficient capital to meet minimum regulatory ratios over a nine-quarter forward-looking planning horizon, which could also require increased capital to withstand the application of the stress scenarios over the planning horizon. The Federal Reserve has indicated that it is evaluating how and whether to incorporate applicable buffers into the post-stress minimum requirements that large banking organizations like HSBC North America must maintain in connection with CCAR stress tests and the Federal Reserve's capital plan review. These stress testing requirements will influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.
The Basel Committee has adopted two minimum liquidity risk measures which are applicable to certain large banking institutions, including HSBC North America. The LCR measures the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under a significant 30-day stress scenario. The NSFR measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Federal Reserve, the OCC and the FDIC have adopted rules to implement the LCR with stricter requirements and a faster implementation timeline than the Basel Committee has established. Under the final rules, certain large banking institutions such as HSBC North America began the LCR transition period on January 1, 2015 and are required to be fully

HSBC Finance Corporation

compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. HSBC North America has adjusted its liquidity profiles to support compliance with these rules and may need to change their liquidity profiles to support compliance with any future final rules. The U.S. regulators have not yet issued a proposal to implement the NSFR for U.S. banking organizations.
We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes. As previously reported, HSBC Finance Corporation, and our indirect parent, HSBC North America, entered into a Servicing Consent Order with the Federal Reserve and our affiliate, HSBC Bank USA, entered into a similar consent order with the OCC following completion of a broad horizontal review of industry foreclosure practices. The Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required.
The Servicing Consent Orders required us to perform an independent review of foreclosures pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. We refer to this as the Independent Foreclosure Review. In February 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, is providing other assistance (e.g. receivable modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2015, Rust Consulting, Inc., the paying agent, has issued virtually all checks to eligible borrowers. See Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for further discussion.
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
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. In February 2016, we, HSBC Bank USA, HSBC Mortgage Services Inc. and HSBC North America entered into an agreement with the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau, other federal agencies (“Federal Parties”) and the Attorneys General of 49 states and the District of Columbia (“State Parties”) to resolve civil claims related to past residential mortgage loan origination and servicing practices. The national mortgage settlement, may not, however, completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude further private litigation concerning foreclosure and other mortgage servicing practices.
The number of properties added to REO inventory during 2015 decreased as compared with 2014 as many of the properties in the process of foreclosure were sold as a result of our receivable sales program prior to our taking title as a result of our receivable sales program. Our receivable sales program and to a lesser extent, the continued impact of the extended foreclosure timelines will continue to impact the number of REO properties added to inventory during 2016.
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
Regulatory review of consumer "enhancement services products" may require us to make restitution and pay civil money penalties. Through our legacy Cards and Retail Services business, HSBC Finance Corporation previously offered or participated in the marketing, distribution, or servicing of products, such as identity theft protection and credit monitoring products, that were ancillary to the provision of credit to the consumer (enhancement services products). We ceased the marketing, distribution and servicing of these products by May 2012. The offering and administration of these, and other enhancement services products such as debt protection products, has been the subject of enforcement actions against other institutions by regulators, including the CFPB, the OCC, and the FDIC. These enforcement actions have resulted in orders to pay restitution to customers and the assessment

HSBC Finance Corporation

of penalties in substantial amounts. In July 2012, the CFPB issued an industry bulletin regarding its review of marketing practices with respect to credit card add-on products, including debt cancellation, identity theft protection, credit report monitoring, and other enhancement services products. Certain state attorneys general also have filed industry-wide suits under state consumer protection statutes, alleging deceptive marketing practices in connection with the sale of payment protection products and demanding restitution and statutory damages for in-state customers. As discussed in Note 3, "Discontinued Operations," in the accompanying consolidated financial statements, we have made restitution to certain customers in connection with certain enhancement services products and we continue to cooperate with our regulators in connection with their on-going review. In light of the actions regulators have taken in relation to other credit card issuers regarding their enhancement services products, one or more regulators may order us to pay additional restitution to customers and/or impose civil money penalties or other relief arising from our prior offering and administration of such enhancement services products. In conjunction with this on-going review of our prior offering and administration of such enhancement services products, we increased our accrual by $41 million during 2015. Given this review is on-going, the amount by which we have increased our accrual is an estimate and actual experience may differ from our estimate.
Our risk management measures may not be successful. The management of risk is an integral part of all our activities. Managing risk effectively is fundamental to the delivery of our strategic priorities. While we are subject to a number of legal and regulatory actions and investigations, our risk management framework has been designed to provide robust controls and ongoing monitoring of our principal risks. Risks have the potential to affect the results of our operations or financial condition. Specifically, risk equates to the adverse effect on profitability or financial condition arising from different sources of uncertainty including market risk, interest rate risk, operational risk, compliance risk, liquidity and funding risk, litigation risk, reputational risk, strategic risk, security and fraud risk, model risk, pension obligation risk and regulatory risk. To manage risk, we employ a risk management framework at all levels and across all risk types. The framework fosters the continuous monitoring of the risk environment and an integrated evaluation of risks and their interactions. It also strives to ensure that we have a robust and consistent approach to risk management across all of our activities. While our risk management framework employs a broad and diversified set of risk monitoring and risk mitigation techniques, such techniques and the judgments that accompany their application cannot anticipate every unfavorable event or the specifics and timing of every outcome. Failure to manage risks appropriately could have a material adverse effect on our business prospects, financial condition and results of operations.
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
We may suffer losses due to employee negligence, fraud or misconduct. Non-compliance with policies, employee misconduct, negligence and fraud could result in regulatory sanctions and serious reputational or financial harm. We are dependent on our employees. We could be materially adversely affected if an employee or employees, acting alone or in concert with non-affiliated

HSBC Finance Corporation

third parties, causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. In recent years, a number of multinational financial institutions have suffered material losses due to the actions of ‘rogue traders’ or other employees. It is not always possible to deter employee misconduct and the precautions we take to prevent and detect this activity may not always be effective. Employee misconduct could have a material adverse effect on our business, prospects, financial condition and results of operations.
We may suffer losses due to negligence, fraud or misconduct by third parties. We depend on third party suppliers, outsource providers and our affiliates for a variety of services. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties’ own systems or employees. The Federal Reserve requires financial institutions to maintain a service provider risk management program, which includes due diligence requirements for service providers as well as for our affiliates who may perform services for us. Under Federal Reserve guidance “service providers” is broadly defined to include all entities that have entered into a contractual relationship with a financial institution to provide business functions or activities. If our service provider risk management and due diligence program is not sufficiently robust, this could lead to regulatory intervention. Any of these occurrences could diminish our ability to operate one or more of our businesses, and may result in potential liability to clients, reputational damage or regulatory intervention, all of which may materially adversely affect us.
A failure in or a breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyberattacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, and may adversely impact our businesses and reputation. Data quality and integrity are critical for our decision making, enterprise risk management and operational processes, as well as for complying with applicable regulations. Our businesses are dependent on our ability to process a large number of complex transactions, most of which involve, in some fashion, electronic devices or electronic networks. If any of our financial, accounting, data processing or other recordkeeping systems and management controls fail, or are subject to cyberattack that could compromise integrity, availability or confidentiality of our systems or data, we could be materially adversely affected.
In recent years, distributed denial of service ("DDoS") attacks, spearphishing campaigns, advanced malware, social engineering and insider threats have grown in volume and level of sophistication each with the intent to obtain personal customer financial or proprietary corporate information. Such acts can affect our business by:

•	compromising the confidentiality or integrity of our customers' data, potentially impacting our customers' ability to repay loan balances and negatively impacting their credit ratings;

•	putting our customers at risk for identity theft, account takeover and credit abuse;

•
causing us to incur remediation and other costs related to liability to customers or third parties for losses, repairs to remedy systems flaws, or incentives to customers and business partners to maintain and rebuild business relationships after the attack;

•	increasing our costs to respond to such threats and to enhance our processes and systems to ensure maximum security of data;

•	damaging our reputation as a result of public disclosure of a breach of our systems or a loss of data event;

•	resulting in unauthorized disclosure or alteration of our corporate confidential information and confidential information of employees, customers and counterparties;

•	disrupting our customers' or third parties' business operations; and

•	resulting in violations of applicable privacy laws and other laws or regulatory fines, penalties or intervention.
The threat from cyberattacks, on us and on third party vendors on which we rely, is a concern for our organization and failure to protect our operations from internet crime or cyberattacks may result in financial loss and loss of customer data or other sensitive information which could undermine our reputation and our ability to attract and keep customers. We face various cyber risks in line with other multinational financial organizations.
We and other multinational financial organizations have been, and will continue to be subject to an increasing risk of cyber incidents from these activities due to the proliferation of new technologies and the increasing use of the Internet and customers use of personal smartphones, PCs and other computing devices, tablet PCs and other mobile devices to access products and services to conduct financial transactions and the increased sophistication and activities of organized crime for seeking financial gain, hacktivists (geopolitical designated groups), cyberterrorists (attacks against critical infrastructure) and state sponsored advanced persistent threats, sometimes referred to as APTs, for corporate espionage. Our risk and exposure to these matters remains heightened because of, among other things, HSBC Group’s prominent size and scale and role in the financial services industry, and our offering of Internet banking and mobile banking platforms that seek to serve our customers when and how they want to be served. In

HSBC Finance Corporation

addition, the consolidation of clearing agents, exchanges and clearing houses and increased interconnectivity of financial institutions with such central agents, exchanges and clearing houses increases the exposure of cyberattacks on critical parties which may affect us. Evaluating and monitoring the cyberthreat landscape in comparison to our existing capabilities, and adjusting our programs in order to respond to these threats, may require additional capital expenses for human resources and technology.
On October 8, 2015 a brief DDoS attack was directed towards multiple web services hosted in the United States. As a result, there was some impact to certain HSBC websites and brief service disruptions reported. The attack was successfully mitigated via internal and external vendor controls in multiple datacenters. On March 4, 2015, certain HSBC staff and customer documents were discovered on the Internet. Investigations traced the source of the documents back to a former HSBC employee, who had resigned from HSBC U.S. in December 2008. Specifically, the data was traced to the former employee’s personal portable storage device. The OCC and Federal Reserve, as well as 18 state agencies were informed of the data breach of approximately 86,000 customer records. HSBC offered one year of credit monitoring to those affected customers. HSBC successfully contacted the former employee and retrieved the device containing HSBC data. No criminal or civil actions were taken. There have been no reports of fraudulent activity as a result of this incident.
Our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data on-shoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security (including cyber security) from time to time.
Failure to successfully change our operational practices may have a material impact on our businesses. Changes to operational practices from time to time could materially impact our performance and results. Such changes may include:

•	our determining to further expand our sale of residential mortgage receivables;

•	changes to our charge-off policies or customer account management and risk management/collection policies and practices;

•	our ability to attract and retain key employees;

•	our investment choices in technology, business infrastructure and specialized personnel; or

•	our outsourcing of various operations.
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
Our financial statements depend on our internal controls over financial reporting. The Sarbanes-Oxley Act of 2002 requires our management to evaluate our disclosure controls and procedures and internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any “material weaknesses” in our internal control over financial reporting. In a company as large and complex as ours, lapses or deficiencies, including significant deficiencies, in internal control over financial reporting may occur from time to time and we cannot assure you that we will not find one or more material weaknesses as of the end of any given future year.
Uncertainty in the U.S. economy and fluctuations in the U.S. markets could negatively impact our business operations. During 2015, delinquency on accounts less than 180 days contractually delinquent were impacted by the expansion of our receivable sales program during the second quarter of 2015 which resulted in a large transfer of receivables to held for sale. Delinquency on accounts less than 180 days contractually delinquent were also positively impacted by lower receivable levels due to receivable run-off and the continued improvements in economic conditions. We cannot anticipate to what extent the trend for improvements in delinquency may continue into 2016, as our performance in 2016 is largely dependent upon macro-economic conditions which include, among other things, housing market conditions, property evaluations, employment levels, interest rates and continued economic recovery, all of which are outside of our control. Accordingly, our results for the year ended December 31, 2015 or any prior periods should not be considered indicative of the results for any future periods.
Receivables held for sale are carried at the lower of amortized cost or fair value. The estimated fair value of our receivables held for sale is determined by developing an approximate range of value from a mix of various sources and inputs appropriate for the respective pools of assets aggregated by similar risk characteristics. These sources include recently observed over-the-counter transactions where available, fair value estimates obtained from an HSBC affiliate and a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions believed to be consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades. Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral values where appropriate (including expenses to be incurred to maintain the collateral) and market discount rates reflecting management's estimate of the rate of return that would be required by

HSBC Finance Corporation

investors in the current market given the specific characteristics and inherent credit risk of the receivables held for sale. Some of the inputs are influenced by collateral value changes and unemployment rates. Changes in inputs, including the rate of return that investors would require to purchase assets with the same characteristics and of the same credit quality and fluctuations in home price values, could significantly change the carrying amount of the receivables held for sale and related fair value adjustment recognized in the consolidated statement of income (loss). Accordingly, the lower of amortized cost or fair value adjustments recorded during 2015 should not be considered indicative of the results for any future periods.
We determine the fair value of the fixed rate debt accounted for under fair value option through the use of a third party pricing service. The pricing service sources fair value from quoted market prices and, if not available, expected cash flows are discounted using the appropriate interest rate for the applicable duration of the instrument adjusted for our own credit spread. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for 2015 should not be considered indicative of the results for any future periods.
Federal Reserve policies can significantly affect business and economic conditions and, as a result, our financial results and condition. The Federal Reserve regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for investing and the return we earn on our receivables and investments, both of which affect our net interest margin. They also can materially affect the value of financial instruments we hold, such as debt securities. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies are beyond our control and can be hard to predict.
Our reputation may have a direct impact on our financial results and ongoing operations. Our ability to conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	negative news about us, HSBC, our affiliates or the financial services industry generally;

•	alleged irregularities in servicing, foreclosure, consumer collections, mortgage lending practices and receivable modifications;

•	alleged deceptive or unfair lending or servicing practices;

•	fraud and misappropriation of assets;

•	privacy and data security intrusions related to our customers or employees;

•	cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;

•	customer service;

•	actions of a vendor or other third party, including a subcontractor, with whom we do business;

•	ethical issues, including potential conflicts of interest and the acceptance or receipt of gifts and entertainment; and

•	legal and regulatory requirements.
The failure to address, or the perception that we have failed to address, any of these issues appropriately could make it difficult for us to conduct business transactions with our counterparties or give rise to increased regulatory action, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements with U.S. and U.K. government agencies regarding past inadequate compliance with anti-money laundering ("AML"), Bank Secrecy Act ("BSA") and sanctions laws. Among those agreements, HSBC and HSBC Bank USA entered into the five-year U.S. deferred prosecution agreement with

HSBC Finance Corporation

the U.S. Department of Justice ("DOJ"), the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia (the "U.S. DPA").
Under the terms of the U.S. DPA, upon notice and opportunity to be heard, the DOJ has sole discretion to determine whether HSBC or HSBC Bank USA has breached the U.S. DPA, including if they have committed any crime under U.S. federal law subsequent to the signing of the U.S. DPA. In the event of the prosecution of criminal charges, there could be significant collateral consequences to HSBC and its affiliates, including HSBC Finance Corporation, including potential restrictions on the ability of HSBC Bank USA to operate in the U.S., loss of business, revocation of licenses, withdrawal of funding and harm to our reputation, which may mean that our affiliate may not be able to provide funding to fill any funding gaps we may have, which would have a material adverse effect on our liquidity, financial condition, results of operations and prospects.
Adverse changes in the credit ratings of our affiliates could have a material adverse effect on our liquidity. The credit ratings of our affiliates, which are subject to ongoing review by the rating agencies, are an important part of maintaining our liquidity. As discussed in previous filings, we do not currently expect to need to raise funds from the issuance of third party, long-term debt going forward, but instead any required funding has been integrated into HSBC North America's funding plans which we expect to be sourced through HSBC USA or through direct support from HSBC or its affiliates. To the extent future funding is to be provided by HSBC affiliates, the credit ratings of those affiliates will affect their borrowing costs and, as a result, the cost of funding to us. There can be no assurance that downgrades of the ratings of our affiliates will not occur. If such downgrades occur, there can be no assurance that our affiliates will have access to the funds needed to fund our liquidity requirements as needed.
We may not be able to continue to wind down our real estate secured receivable portfolio at an accelerated rate. Our real estate secured receivable portfolio held for investment is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' liquidity profile, all of which are outside our control. In light of the current economic conditions and mortgage industry trends described above, our receivable prepayment rates have slowed when compared with historical experience even though interest rates remain low. Additionally, our receivable modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower receivable prepayment rates. While difficult to project both receivable prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be approximately $6 billion by the end of 2017. We expect run-off to continue to be slow as the remaining real estate secured receivables held for investment stay on the balance sheet longer due to the lack of refinancing alternatives as well as the impact of a continued elongated foreclosure process. The size of this portfolio and run-off rate is also affected by foreclosures. Upon completion of the foreclosure process, the underlying properties acquired in satisfaction of the receivables are classified as REO and sold separately. Certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to increased delays in several jurisdictions which will continue to take time to resolve.
We intend to wind down this portfolio as quickly as practicable in a responsible and economically rational manner, considering market pricing as well as other factors. In addition, and as discussed in prior filings, we plan to continue to sell certain real estate secured receivables. During the second quarter of 2013, we established an on-going receivable sales program under which we transfer to receivables held for sale first lien real estate secured receivables held for investment when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the second quarter of 2015 we expanded our receivable sales program to also transfer to held for sale substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or became subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables. This resulted in the transfer of receivables in the second quarter of 2015 with a carrying value of $11,399 million, including accrued interest, to receivables held for sale as we no longer had the intent to hold these receivables. Under our expanded receivable sales program, we continue to transfer substantially all real estate secured receivables to held for sale when either of the above criteria are met. We expect that receivables held for sale at December 31, 2015 will be sold in multiple transactions through 2017, although the actual time to complete these sales and ultimate earnings impact depend on many factors including market conditions. There can be no assurance that we will be able to sell the receivables transferred to held for sale in a timely manner or at favorable prices.
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

HSBC Finance Corporation

Performance of modified receivables in the current economic conditions may prove less predictable and result in higher losses. In an effort to provide assistance to our customers who are experiencing financial difficulties, in recent years we have modified the terms of a number of our receivables. While we have a long-standing history of working with customers experiencing financial difficulties, the number of customers that have needed and qualified for receivable modifications in recent years was significantly higher than in our prior historical experience. Under the current economic conditions, the credit performance of these modified receivables may not conform to either historical experience or our expectations. In addition, deterioration in housing prices and unemployment could negatively impact the performance of the modified portfolio. While our credit loss reserve process considers whether receivables have been re-aged or are subject to modification, loss reserve estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, making it reasonably possible that loss reserve estimates could change in either direction.
A significant rise in interest rates may significantly impact our net interest income which may adversely impact our financial results. Both our Consumer Lending and Mortgage Services’ real estate secured receivable portfolios are expected to continue to remain on our balance sheet for extended durations. Reduced mortgage prepayment rates and higher levels of receivable modifications have had the effect of extending the projected average life of these receivable portfolios. As a result, both net interest income at risk and asset portfolio valuations have increasingly become exposed to rising interest rates as the average life of our liability portfolios has declined while the average life of our asset portfolios has extended. In the event interest rates rise significantly and we are not successful in fully mitigating such rise or otherwise changing the average lives of our liability and asset portfolios, net interest income, and consequently, net income or loss, may be negatively affected. A significant rise in interest rates could also result in slower repayment rates on performing receivables. As discussed above, we expect that receivables held for sale at December 31, 2015 will be sold in multiple transactions through 2017, although the actual time to complete these sales and ultimate earnings impact depend on many factors, including future market conditions. Additionally, we may be called upon by HSBC North America or HSBC to execute certain other actions or strategies to ensure HSBC North America and HSBC each meets its capital requirements.
Significant reductions in pension assets may require additional financial contributions from us. Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit plan. As of January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2015, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $475 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 16, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment. In the ordinary course of business, HSBC Finance Corporation and our affiliates are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements, certain of which may result in adverse judgments, settlements, remediation payments, fines, penalties, injunctions and other relief. There is no certainty that the litigation will decrease in the near future, especially in the event of continued unemployment rates, a resurgent recession or additional regulatory and law enforcement investigations and proceedings by federal and state governmental agencies. Further, in the current environment of heightened regulatory scrutiny, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking and other financial regulators, state Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, remediation payments, fines, penalties or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause us serious reputational harm. See “We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity” above.
We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. It is inherently difficult to predict the outcome of many of the legal, regulatory and other adversarial proceedings involving our business, particularly those cases in which matters are brought on behalf of various classes of claimants, those which seek unspecified damages or those which involve novel legal claims. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.

HSBC Finance Corporation

Management projections, estimates and judgments based on historical performance may not be indicative of our future performance. Our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine credit loss reserves, reserves related to litigation, deferred tax assets and the fair market value of certain assets and liabilities. Certain asset and liability valuations and, in particular, credit loss reserve estimates are subject to management’s judgment and actual results are influenced by factors outside our control. Judgment remains a more significant factor in the estimation of inherent probable losses in our receivable portfolios, including second lien receivables with first lien mortgages that we do not own or service. To the extent historical averages of the progression of receivables into stages of delinquency or the amount of loss realized upon charge-off are not predictive of future losses and management is unable to accurately evaluate the portfolio risk factors not fully reflected in historical models, unexpected additional losses could result.
We are required to establish a valuation allowance for deferred tax assets and record a charge to income and shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 12, “Income Taxes,” in the accompanying consolidated financial statements for additional discussion of our deferred tax assets.
Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”), the IASB, the SEC and HSBC North America’s bank regulators, including the Federal Reserve, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. For example, the FASB's financial instruments project will likely, among other things, significantly change how we measure credit impairment on our receivables portfolio, which could also affect the level of deferred tax assets that we recognize. We could be required to apply a new or revised standard retroactively, resulting in our restating of prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.
Our interpretation or application of the tax laws to which we are subject could differ from those of the relevant governmental authorities, which could result in the payment of additional taxes and penalties. We are subject to the various tax laws of the U.S. and its states and municipalities in which we operate. These tax laws are inherently complex and we must make judgments and interpretations about the application of these laws to our entities, operations and businesses. Our interpretations and application of the tax laws could differ from that of the relevant governmental taxing authority, which could result in the potential for the payment of additional taxes, penalties or interest, which could be material.
Key employees may be difficult to attract or retain due to contraction of the business and limits on promotional activities. Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. Employee fatigue, hiring and salary freezes and external competition targeting top talent have impacts on attrition. If we were unable to continue to attract, develop and retain qualified key employees to support the various functions of our businesses, our performance could be materially adversely affected. Our recent financial performance, expense reduction initiatives, and reductions in variable compensation and other benefits and the fact that our remaining business is in wind-down could raise concerns about key employees' future compensation and opportunities. As economic conditions continue to improve, we may face increased difficulty in retaining top performers and critical skilled employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within HSBC or could not be sourced in the market, our ability to manage our business and implement the strategic initiatives currently underway may be hindered or impaired.

Item 1B.	Unresolved Staff Comments.

None.

HSBC Finance Corporation

Item 2.	Properties.

Our principal executive offices are currently located in Mettawa, Illinois. We currently plan to move our principal executive offices to Arlington Heights, Illinois in April 2016. We conduct or support our operations from additional facilities in Brandon and Tampa, Florida; Elmhurst and Vernon Hills, Illinois; New Castle, Delaware; and Monterey, California. During 2015, we continued to sublease space from Capital One at 26525 N. Riverwoods Blvd., Mettawa, Illinois.
All corporate offices, regional processing and regional servicing center facilities are operated under lease. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.
Additionally, there are facilities located in Northlake, Illinois, Clifton, New Jersey and Jersey City, New Jersey leased by an affiliate, HTSU, that support our and other affiliate operations.

Item 3.	Legal Proceedings.

See Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 146 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

There is no established public trading market in shares of our common stock. As of the date of this filing, HSBC Investments (North America) Inc. ("HINO") was the sole holder of our common stock. No dividends were paid to HINO on the common stock outstanding during either 2015 or 2014.

HSBC Finance Corporation

Item 6.	Selected Financial Data.

On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries in our Insurance business to Enstar Group Ltd. In the first half of 2012, we collected all the remaining receivables of our Commercial business. In May 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation. As a result, our Insurance, Commercial and Card and Retail Services businesses are reported as discontinued operations for all periods presented. The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted.

Year Ended December 31,	2015	2014	2013	2012	2011
	(in millions)
Statement of Income (Loss):
Net interest income	$703	$868	$1,068	$1,646	$1,776
Provision for credit losses(1)	250	(365)	(21)	2,224	4,418
Other revenues excluding the fair value movement on own fair value option debt attributable to credit(1)	49	199	952	(1,361)	(476)
Fair value movement on own fair value option debt attributable to credit	42	27	(71)	(758)	616
Operating expenses	1,409	688	932	1,114	1,255
Income (loss) from continuing operations before income tax benefit	(865)	771	1,038	(3,811)	(3,757)
Income tax expense (benefit)	(471)	224	325	(1,406)	(1,431)
Income (loss) from continuing operations	(394)	547	713	(2,405)	(2,326)
Income (loss) from discontinued operations, net of tax	(37)	(24)	(177)	1,560	918
Net income (loss)	$(431)	$523	$536	$(845)	$(1,408)

As of December 31,	2015	2014	2013	2012	2011
	(in millions)
Balance Sheet Data:
Total assets	$24,132	$31,897	$37,707	$44,746	$50,666
Receivables(1)(2):
Real estate secured	$9,156	$22,670	$26,584	$32,939	$42,713
Personal non-credit card	—	—	—	—	5,196
Other	—	—	—	—	3
Total receivables	$9,156	$22,670	$26,584	$32,939	$47,912
Credit loss reserves(1)	$311	$2,217	$3,273	$4,607	$5,952
Receivables held for sale:
Real estate secured	$8,265	$860	$2,047	$3,022	$—
Personal non-credit card	—	—	—	3,181	—
Total receivables held for sale	$8,265	$860	$2,047	$6,203	$—
Real estate owned	$88	$159	$323	$227	$299
Due to affiliates	5,925	6,945	8,742	9,089	8,262
Long-term debt	9,510	16,427	20,839	28,426	39,790
Preferred stock	1,575	1,575	1,575	1,575	1,575
Common shareholder’s equity(3)	5,060	5,548	5,086	4,530	5,351

HSBC Finance Corporation

Year Ended December 31,	2015	2014	2013	2012	2011

Selected Financial Ratios:
Return on average assets	(1.4)%	1.6%	1.7%	(4.9)%	(3.9)%
Return on average common shareholder’s equity	(9.2)	7.5	10.9	(46.2)	(39.1)
Net interest margin	2.75	2.68	2.67	3.37	2.90
Efficiency ratio	177.5	62.9	47.8	(235.5)	65.5
Net charge-off ratio(1)	14.41	2.84	4.44	6.59	7.69
Delinquency ratio(1)	5.37	8.81	14.44	16.03	17.93
Reserves as a percent of(1):
Receivables held for investment	2.8%	8.4%	11.1%	12.9%	11.6%
Nonaccrual receivables held for investment	91.9	185.0	166.6	140.1	81.0
Common and preferred equity to total assets	27.48	22.29	17.59	13.05	10.90
Tangible common equity to tangible assets(4)	20.87	17.33	13.45	9.87	7.11

(1)
During the second quarter of 2013, we established an on-going receivable sales program under which we transfer to receivables held for sale first lien real estate secured receivables held for investment when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). In June 2015, we expanded this receivable sales program to also transfer to held for sale substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or became subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables. Under our expanded receivable sales program, we continue to transfer substantially all real estate secured receivables to held for sale when either of the above criteria are met. As a result of the transfer of these receivables to held for sale, the provision for credit losses, other revenues, receivables, credit loss reserves, credit loss reserve ratios and the delinquency and net charge-off ratios as of and for the years ended December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012 are not comparable to the historical periods. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements as well as "Credit Quality" in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” (“MD&A”) for additional information.

Additionally, during 2012, we extended our loss emergence period for receivables collectively evaluated for impairment using a roll rate migration analysis to 12 months which resulted in an increase to our provision for credit losses of approximately $350 million for these receivables.

(2)
The receivable trend reflects the decision to transfer certain real estate secured receivables to held for sale during 2015, 2014, 2013 and 2012 and the decision to transfer our entire portfolio of personal non-credit card receivables to held for sale in 2012. For further discussion of the trend in our real estate secured receivable portfolio, see “Receivables Review” in MD&A.

(3)
We did not receive any capital contributions in 2015, 2014, 2013 or 2012. In 2011, we received capital contributions of $690 million from HSBC Investments (North America) Inc. to support ongoing operations and to maintain capital at levels we believe are appropriate.

(4)
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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
uncertain market and economic conditions, a decline in housing prices, unemployment levels, tighter credit conditions, changes in interest rates or a prolonged period of low or negative interest rates, the availability of liquidity, unexpected geopolitical events, changes in consumer confidence and consumer spending, and consumer perception as to the continuing availability of credit and price competition in the market segments we serve;

•	changes in laws and regulatory requirements;

•	the ability to deliver on our regulatory priorities;

•	extraordinary government actions as a result of market turmoil;

•	capital and liquidity requirements under Basel III, and Comprehensive Capital Analysis and Review ("CCAR");

•	changes in central banks' policies with respect to the provision of liquidity support to financial markets;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, global pandemics, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyberattacks;

•	our ability to successfully manage our risks;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

•	the ability to attract or retain key employees;

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	a failure in our internal controls;

•	our ability to meet our funding requirements;

•	adverse changes to our affiliates' credit ratings;

•	increases in our allowance for credit losses and changes in our assessment of our receivable portfolios;

•	changes in Financial Accounting Standards Board and International Accounting Standards Board accounting standards and their interpretation;

•	changes to our mortgage servicing and foreclosure practices;

HSBC Finance Corporation

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	continued heightened regulatory scrutiny and enforcement actions with respect to credit card enhancement products offered in our discontinued U.S. credit card business;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	our inability to wind down our real estate secured receivable portfolio at an accelerated rate;

•	adverse changes in factors which impact the fair value of receivables held for sale, such as home prices, default rates, estimated costs to obtain properties and investors' required returns;

•
additional costs and expenses due to representations and warranties made in connection with receivable sale transactions that may require us to repurchase the loans and/or indemnify private investors for losses due to breaches of these representations and warranties;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	the possibility of incorrect interpretations or application of tax laws to which we are subject;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. (“HSBC North America”) pension plan; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
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
2015 Economic Environment The U.S. economy continued its overall recovery during 2015 and average consumer sentiment for 2015 reached its highest level in over 10 years, despite volatility associated with the impact of falling oil prices and a slowdown in key economies such as China which for a time led to concerns about job and wage growth. The U.S. labor market resumed significant job growth during the fourth quarter after experiencing a slow down during the third quarter and in December 2015, the Federal Reserve Board (the "Federal Reserve") increased short-term interest rates by 25 basis points, the first increase in interest rates since June 2006.
During 2015, the U.S. economy added approximately 2.73 million jobs while the number of long-term unemployed fell almost 25 percent and total unemployment fell to 5.0 percent as of December 2015. Economic headwinds remain, however, as wage growth

HSBC Finance Corporation

remains weak, an elevated number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistic's U-6 unemployment rate of 9.9 percent as of December 2015. In addition, economic uncertainty remains high in many economies outside the U.S., where economic activity continues to be slow. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geo-political concerns and the impact of recent regulatory changes and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2016 and beyond.
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
2015 Events

•
During the second quarter of 2013, we established an on-going receivable sales program under which we transfer to receivables held for sale first lien real estate secured receivables held for investment when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). In June 2015, we expanded this receivable sales program to include substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or became subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables. Under our expanded receivable sales program, we continue to transfer substantially all real estate secured receivables to held for sale when either of the above criteria are met.

Under our expanded sales program, during 2015 we transferred real estate secured receivables to held for sale with a total unpaid principal balance (excluding accrued interest) of approximately $11,796 million at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $12,183 million, including accrued interest. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During 2015, we recorded an initial lower of amortized cost or fair value adjustment of $234 million associated with the newly transferred receivables all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss).
We currently expect additional real estate secured receivables with a carrying amount between $650 million to $700 million could be transferred to held for sale during 2016 as we anticipate that during 2016 they will meet the criteria of our expanded sales program or they will be legally released as collateral under the public trusts and as such become available for sale. We believe credit losses related to these receivables are substantially covered by our existing credit loss reserves. Based on the current fair value of our existing receivables held for sale portfolio, the lower of amortized cost or fair value adjustment for credit and non-credit related factors is not expected to be significant. Our estimate of both the volume of receivables which will be transferred to held for sale as well as the fair value adjustment required is influenced by factors outside our control such as customer payment patterns, changes in default rates, estimated costs to obtain properties, home prices and investors' required returns amongst others. There is uncertainty inherent in these estimates making it reasonably possible that they could be significantly different as factors impacting the estimates continually evolve.
During 2015, we recorded $129 million of additional lower of amortized cost or fair value adjustment on receivables held for sale as a component of total other revenues in the consolidated statement of income (loss) as a result of a change in the estimated pricing on specific pools of receivables. As noted in the preceding paragraph, fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. Accordingly, the changes in the fair value of receivables held for sale in 2015 should not be considered indicative of fair value changes in future periods as deterioration in the factors noted above would likely require further increases to our valuation allowance in future periods.
We continue to make progress in our strategy to accelerate the run-off and sale of our real estate secured receivable portfolio. During 2015, we sold real estate secured receivables with an aggregate unpaid principal balance of $2,591 million (aggregate carrying value of $1,995 million including accrued interest) at the time of sale to third-party investors which included $1,986 million (aggregate carrying value of $1,587 million) that was sold during the fourth quarter of 2015. Aggregate cash consideration for these real estate secured receivables totaled $2,022 million during 2015. We realized a gain on these transactions of approximately $12 million, net of transaction costs, during 2015.
See Note 7, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding receivables held for sale.

HSBC Finance Corporation

•
In November 2015, we called the junior subordinated notes ("Junior Subordinated Notes") issued to capital trusts. We funded this transaction through a $1.0 billion, 2-year loan agreement we entered into with HSBC North America in October 2015. The company-obligated mandatorily redeemable preferred securities, which are related to the Junior Subordinated Notes, were redeemed when the Junior Subordinated Notes were paid.

Business Focus At December 31, 2015, real estate secured receivables held for sale totaled $8,265 million. We expect that receivables held for sale at December 31, 2015 will be sold in multiple transactions through 2017, although the actual time to complete these sales and ultimate earnings impact depend on many factors, including future market conditions.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio held for investment, which totaled $9,156 million at December 31, 2015, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile. In light of the current economic conditions and the age of our run-off receivable portfolio, our receivable prepayment rates remain slow even though interest rates remain low. While difficult to project receivable prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be approximately $6 billion by the end of 2017. We expect run-off to continue to be slow as the remaining real estate secured receivables held for investment stay on the balance sheet longer due to the lack of refinancing alternatives as well as the impact of a continued elongated foreclosure process. As our real estate secured receivable portfolio runs-off, we will see declines in net interest income. Decreases in operating expenses may not necessarily decline in line with the run-off of our receivable portfolio as a result of certain fixed costs. Accordingly, net income (loss) for 2015 or any prior periods should not be considered indicative of the results for any future periods.
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
Performance, Developments and Trends We reported a net loss of $431 million during 2015 compared with net income of $523 million during 2014 and net income of $536 million during 2013. The net loss during 2015 benefited from the reversal of valuation allowances against certain State and local deferred tax assets of $73 million as a result of solely relying on projected future taxable income of HSBC North America in evaluating realizability. Additionally, net loss during 2015 also benefited from the impact of New York City tax reform which resulted in an increase in tax benefit of $49 million. Net income during 2014 benefited from the impact of New York State tax reform which resulted in an increase in tax benefit of $55 million.
Loss from continuing operations was $394 million during 2015 compared with income from continuing operations of $547 million during 2014 and $713 million during 2013. We reported a loss from continuing operations before income tax of $865 million during 2015 compared with income from continuing operations before income tax of $771 million during 2014 and income from continuing operations before income tax of $1,038 million during 2013. The loss from continuing operations before income tax during 2015 reflects a higher provision for credit losses, higher operating expenses, lower other revenues and lower net interest income. The decrease in income from continuing operations before income tax during 2014 reflects significantly lower other revenues as well as lower net interest income, partially offset by improvements in the provision for credit losses and significantly lower operating expenses.
Our results in all periods were impacted by certain items management believes to be significant which distort comparability of the performance trends of our business between periods. The following table summarizes the impact of these significant items for all periods presented:

Year Ended December 31,	2015	2014	2013
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$(865)	$771	$1,038
Fair value movement on own fair value option debt attributable to credit spread	(42)	(27)	71
Impact of non-qualifying hedge portfolio	115	317	(315)
Expense related to certain legal matters including mortgage servicing	700	(60)	(14)
Severance and other costs to achieve(1)	67	—	—
Derivative loss recognized on termination of hedges	—	—	199
Adjusted performance from continuing operations(2)	$(25)	$1,001	$979

HSBC Finance Corporation

(1)
Severance and other costs to achieve reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update as of June 2015. During 2015, the amount reflects severance costs and file review costs associated with the expanded receivable sales program.

(2)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations during 2015 declined $1,026 million compared with 2014. The decline reflects a significantly higher provision for credit losses, lower other revenues and lower net interest income, partially offset by lower operating expenses. The provision for credit losses in both years was positively impacted by lower loss estimates and improved credit quality, although the impact was more pronounced during 2014. The higher provision for credit losses during 2015 also reflects the transfer of real estate secured receivables to held for sale, which resulted in a lower of amortized cost or fair value adjustment of $234 million that was attributable to credit factors. Lower other revenues largely reflects additional lower of amortized cost or fair value adjustments recorded during 2015 on receivables held for sale compared with reversals of the lower of amortized cost or fair value adjustment during 2014. Operating expenses declined as a result of the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs as well as lower fees for consulting services and lower third-party collection fees.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations during 2014 improved $22 million compared with 2013. The improvement during 2014 reflects lower provisions for credit losses and lower operating expenses, partially offset by lower other revenues and lower net interest income. The lower other revenues during 2014 was driven by significantly higher reversals of the lower of amortized cost or fair value adjustment on receivables held for sale during 2013 and lower impacts from fair value movements on own fair value option debt not attributable to credit spreads, partially offset by higher other income driven by gains on sales of real estate secured receivables during 2014 as compared to losses on sales during 2013 and a lower provision for estimated repurchase liabilities in 2014.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Receivables Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
Funding and Capital  During 2015 and 2014, we did not receive any capital contributions from HSBC Investments (North America) Inc. ("HINO"). During 2015 and 2014, we retired or called $6,546 million and $3,524 million, respectively, of term debt. These debt cash requirements in 2015 were met through funding from cash generated from operations, including receivable sales, other balance sheet attrition and liquidation of short-term investments as well as borrowings from HSBC North America. The primary driver of our liquidity during 2016 will be continued success in liquidating our receivable portfolio, the liquidation of short-term investments and borrowing from HSBC affiliates. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully repay maturing debt in future periods. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.
HSBC North America continues to review the composition of its capital structure following the adoption by the U.S. banking regulators of the final rules implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision, which were effective as of January 1, 2014. We continue to review the composition of our capital structure and, subject to receipt of regulatory approval, as necessary, we anticipate replacing instruments whose treatment is less favorable under the new rules with Basel III compliant instruments. Any required funding has been integrated into the overall HSBC North America funding plans which we expect to be sourced through HSBC USA Inc. ("HSBC USA"), or through direct support from HSBC or its affiliates.
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
We continue to be dependent on balance sheet attrition and affiliate funding to meet our funding requirements. Numerous factors, both internal and external, may impact our funding strategy. These factors may include the debt ratings of our affiliates, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base.

HSBC Finance Corporation

Our results are also impacted by general economic conditions, including employment levels, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Because our businesses historically lent to customers who had limited credit histories, modest incomes and high debt-to-income ratios or who had experienced prior credit problems, overall our customers are more susceptible to economic slowdowns than other consumers. When unemployment increases or home value depreciation occurs, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates generally affect the rates that we must pay on certain borrowings. Overall receivable yields increased during 2015 as a result of lower levels of nonaccrual receivables. See “Results of Operations” in this MD&A for additional discussion on receivable yields. The primary risks to our performance in 2016 are largely dependent upon the litigation and regulatory environment as well as upon macro-economic conditions which include the interest rate environment, housing market conditions, unemployment levels, the sustainability of the U.S. economic recovery, the performance of modified receivables and consumer confidence, all of which could impact delinquencies, charge-offs, net interest income and ultimately our results of operations.

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
Group Reporting Basis  We report financial information to HSBC in accordance with HSBC Group accounting and reporting policies which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and as endorsed by the European Union ("EU") and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis"). Because operating results on the Group Reporting Basis (a non-U.S. GAAP financial measure) are used in managing our businesses and rewarding performance of employees, our management also separately monitors net income under this basis of reporting. The following table reconciles our U.S. GAAP versus Group Reporting Basis net income (loss):

HSBC Finance Corporation

Year Ended December 31,	2015	2014	2013
	(in millions)
Net income (loss) – U.S. GAAP basis	$(431)	$523	$536
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on loans held for sale	(2)	(271)	(865)
Loan impairment	127	121	186
Tax valuation allowances	(17)	17	—
Litigation expenses	—	(5)	15
Derivatives and hedge accounting (including fair value adjustments)	—	(1)	(3)
Loan origination cost deferrals	14	12	7
Interest recognition	8	4	(11)
Pension and other postretirement benefit costs	31	6	16
Loss on sale of Insurance business	—	—	(92)
Other	(15)	(1)	15
Net income (loss) – Group Reporting Basis	(285)	405	(196)
Tax (expense) benefit – Group Reporting Basis	359	(146)	145
Income (loss) before tax – Group Reporting Basis	$(644)	$551	$(341)
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results is presented below:
Lower of amortized cost or fair value adjustment on loans held for sale - For receivables transferred to held for sale subsequent to origination, the Group Reporting Basis requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly for the Group Reporting Basis, such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale. U.S. GAAP requires receivables that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk at the time of transfer is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues. As mentioned above, there is no similar requirement under the Group Reporting Basis.
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
Under U.S. GAAP, credit loss reserves on trouble debt restructurings ("TDR Loans") are established based on the present value of expected future cash flows discounted at the receivables' original effective interest rate. Under the Group Reporting Basis, impairment on the residential mortgage loans for which we have granted the borrower a concession as a result of financial difficulty is measured based on the cash flows attributable to the credit loss events which occurred before the reporting date. The Group Reporting Basis removes such loans from the category of impaired loans after a defined period of re-performance, although such loans remain segregated from loans that were not impaired in the past for the purposes of collective impairment assessment to reflect their different credit risk profile. Under U.S. GAAP, when a receivable is impaired the impairment is measured based on all expected cash flows over the remaining expected life of the receivable. Such receivables remain measured on this basis for the remainder of their lives.
Tax valuation allowances - As a result of New York state tax reform in 2014, there was a reduction in the deferred tax valuation allowance under U.S. GAAP and recognition of previously unrecognized deferred tax assets under the Group Reporting Basis

HSBC Finance Corporation

(increasing net deferred tax assets for both U.S. GAAP and the Group Reporting Basis). The deferred tax assets affected primarily relate to credit loss reserves, which are different under U.S. GAAP and the Group Reporting Basis. As such, the change in deferred tax assets was different under U.S. GAAP and the Group Reporting Basis. During 2015, this valuation difference was reversed as HSBC North America and its subsidiary entities (the "HNAH Group") was able to fully recognize its New York deferred tax assets under both U.S. GAAP and the Group Reporting Basis.
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
Interest recognition - The calculation of effective interest rates under the Group Reporting Basis requires an estimate of changes in estimated contractual cash flows, including fees and points paid or received between parties to the contract that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the receivable would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized when received.
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under the Group Reporting Basis as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the corridor). In addition, under the Group Reporting Basis, pension expense is determined using a finance cost component comprising the net interest on the net defined benefit liability, which does not reflect the benefit from the expectation of higher returns on plan assets. During 2015, the substantial majority of our postretirement benefit plans were amended relating to post-65 retirees which resulted in a reduction of our postretirement benefit liability as the amendment eliminated future health cost increases which were previously included in the liability. Under the Group Reporting Basis, the benefit from the amendment was recognized immediately while under U.S. GAAP the benefit is amortized to postretirement benefit expense over the remaining covered period for those affected.
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

HSBC Finance Corporation

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
Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when contractually due. Consequently, we maintain credit loss reserves that reflect our estimate of probable incurred losses of principal, interest and fees in the existing portfolio. Loss reserve estimates are reviewed periodically and adjustments are reflected through the provision for credit losses in the period they become known. We believe the accounting estimate relating to the reserve for credit losses is a “critical accounting estimate” for the following reasons:

•	Changes in the provision can materially affect our financial results;

•	Estimates related to this reserve require us to project future cash flows, delinquencies, charge-offs, and, when applicable, collateral which are highly uncertain; and

•
The reserve for credit losses is influenced by factors outside of our control including customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, unemployment, bankruptcy trends and the effects of laws and regulations.

Because our estimates of the allowance for credit losses involve judgment and are influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable incurred credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence portfolio seasoning, bankruptcy trends, trends in housing markets, delinquency rates and the flow of receivables through various stages of delinquency, the realizability of any collateral and actual loss experience. Changes in such estimates could significantly impact our allowance and provision for credit losses.
As an illustration of the effect of changes in estimates related to credit loss reserves, a 10 percent change in our projection of probable net credit losses on receivables would have resulted in a change of approximately $30 million in our credit loss reserves and loss provision as of and for the year ended December 31, 2015.
We estimate probable losses for certain consumer receivables which do not qualify as TDR Loans using a roll rate migration analysis that estimates the likelihood that a receivable will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent performance experience of other receivables in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis also considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy, receivables have been re-aged or are subject to modification. We also take into consideration the loss severity expected based on the underlying collateral, if any, for the receivable in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months data using the most recently available information. Delinquency status may be affected by customer account management policies and practices, such as the re-age or modification of accounts. When customer account management policies and practices, or changes thereto, shift receivables that do not qualify as TDR Loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this shift will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts that do not qualify as TDR Loans have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the credit loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level.
In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix,

HSBC Finance Corporation

unemployment rates, the credit performance of modified receivables, loan product features such as adjustable rate loans, economic conditions such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors that can affect consumer payment patterns on outstanding receivables, such as natural disasters. Another portfolio risk factor we consider is the credit performance of certain second lien receivables following more delinquent first lien receivables which we own or service. Once we determine that such a second lien receivable is likely to progress to charge off, the loss severity assumed in establishing our credit loss reserves is close to 100 percent. At December 31, 2015 and 2014, approximately 3 percent and 3 percent, respectively, of our second lien mortgages for which the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent were less than 90 days delinquent and not considered to be a troubled debt restructuring or already recorded at fair value less cost to sell.
We also consider key ratios such as reserves as a percentage of nonaccrual receivables and reserves as a percentage of receivables in developing our loss reserve estimate. The results from our reserving process are reviewed each quarter by the Credit Reserve Committee. This committee also considers other observable factors, both internal and external to us in the general economy, to ensure that the estimates provided adequately include all known information at each reporting period. Our Risk and Finance departments assess and independently approve our loss reserves.
Reserves against receivables modified in troubled debt restructurings are determined primarily by analysis of discounted expected cash flows and may be based on independent valuations of the underlying receivable collateral.
For more information about our charge-off and customer account management policies and practices, see “Credit Quality - Delinquency and Charge-off Policies and Practices,” and “Credit Quality - Customer Account Management Policies and Practices,” in this MD&A.
Valuation of Financial Instruments We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with Finance. The HSBC U.S. Valuation Committee, a management committee comprised of senior executives in the Finance, Risk and other functions within HSBC North America, meets monthly to review, monitor and discuss significant valuation matters arising from credit and market risks. The HSBC U.S. Valuation Committee establishes policies and procedures to ensure appropriate valuations.
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
We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs into a fair value measurement may result in a reclassification between hierarchy levels. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value, see “Fair Value” in this MD&A.
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
We utilize HSBC Bank USA, National Association (together with its subsidiaries, “HSBC Bank USA”) to determine the fair value of substantially all of our derivatives using these modeling techniques. Significant changes in the fair value can result in equity and earnings volatility as follows:

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
The outcome of the statistical regression analysis can result in earnings volatility as the mark-to-market on derivatives that do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in earnings. For example, a 10 percent adverse change in the value of our derivatives that do not qualify as effective hedges would have reduced derivative related income by approximately $40 million for the year ended December 31, 2015.
For more information about our policies regarding the use of derivative instruments, see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” and Note 11, “Derivative Financial Instruments,” in the accompanying consolidated financial statements.
Receivables held for sale - Receivables held for sale are carried at the lower of amortized cost or fair value. The estimated fair value of our receivables held for sale is determined by developing an approximate range of value from a mix of various sources appropriate for the respective pools of assets aggregated by similar risk characteristics. These sources include recently observed over-the-counter transactions where available and fair value estimates obtained from an HSBC affiliate and a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions we believe are consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades. Our valuation of receivables held for sale is based on aggregated pools of receivables to be sold by similar risk characteristics. As a result of our decision during the second quarter of 2015 to expand our receivable sales program, during 2015 we added additional pools to our valuation estimation process in line with the new risk characteristics that now exist in the expanded receivables held for sale portfolio. The valuation of the receivables held for sale could be impacted in future periods if there are changes in how we expect to execute the receivable sales.
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

HSBC Finance Corporation

Changes in inputs, in particular in the rate of return that investors would require to purchase assets with the same characteristics and of the same credit quality, could significantly change the carrying amount of the receivables held for sale and related fair value adjustment recognized in the consolidated statement of income (loss). For example, a one percent decline in collateral values, based either on a current broker price opinion or the current estimated property value derived from the property's appraised value at the time of origination updated by a pricing index based on appropriate geographical data (such as the Case-Shiller Home Price Index), coupled with a one percent increase in the rate of return for real estate secured receivables held for sale would have resulted in an estimated decrease of the fair value of real estate secured receivables held for sale of approximately $420 million at December 31, 2015. See Note 20, "Fair Value Measurements," in the accompanying consolidated financial statements for additional discussion including the valuation inputs used in valuing receivables held for sale as of December 31, 2015.
Long-term debt carried at fair value - We have elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under the Group Reporting Basis. Valuation estimates obtained from third parties involve inputs other than quoted prices to value both the interest rate component and the credit component of the debt. In many cases, management can obtain quoted prices for identical or similar liabilities but the markets may not be active, the prices may not be current, or such price quotations may differ substantially either over time or among market makers. Changes in such estimates, and in particular the credit component of the valuation, can be volatile from period to period and may impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 1 percent (100 basis point) decrease in interest rates across all terms would have increased our reported mark-to-market by approximately $50 million for the year ended December 31, 2015.
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2,923 million and $2,444 million as of December 31, 2015 and 2014, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any carryback available. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or shareholders' equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
We are included in HSBC North America's consolidated U.S. Federal income tax return and in various combined State tax returns. We have entered into a tax allocation agreement with the HNAH Group which governs the current amount of taxes to be paid or received by the various entities and, therefore, we look at HSBC North America and its affiliates in reaching conclusions on recoverability. Based on our forecasts of future taxable income, we currently anticipate that our continuing operations will generate sufficient taxable income to allow us to realize our deferred tax assets.
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
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 can be found in Note 12, “Income Taxes,” in the accompanying consolidated financial statements.
Contingent Liabilities Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these activities are or purport to be class actions

HSBC Finance Corporation

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
Litigation and regulatory exposure is a critical accounting estimate because it represents key areas of judgment and is subject to uncertainty and certain factors outside of our control. Due to the inherent uncertainties and other factors involved in such matters, we cannot be certain that we will ultimately prevail in each instance. Such uncertainties impact our ability to determine whether it is probable that a liability exists and whether the amount can be reasonably estimated. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. We will continue to update our accruals for these legal, governmental and regulatory proceedings as facts and circumstances change. See Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements.

Receivables Review

The following table summarizes receivables and receivables held for sale at December 31, 2015 and increases (decreases) over prior periods:

		Increases (Decreases) From
		December 31, 2014		December 31, 2013
	December 31, 2015	$	%	$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$7,302	$(12,851)	(63.8)%	$(16,266)	(69.0)%
Second lien	1,854	(663)	(26.3)	(1,162)	(38.5)
Total real estate secured receivables held for investment(1)	$9,156	$(13,514)	(59.6)%	$(17,428)	(65.6)%

Receivables held for sale:
First lien real estate secured	$8,110	$7,250	*	$6,063	*
Second lien real estate secured	155	155	*	155	*
Total real estate secured receivables held for sale(2)	$8,265	$7,405	*	$6,218	*

* Not meaningful

(1)
At December 31, 2015, December 31, 2014 and December 31, 2013 real estate secured receivables held for investment includes $326 million, $693 million and $879 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)
See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured receivables held for sale balances between periods.

Real estate secured receivables held for investment  The decreases since December 31, 2014 and December 31, 2013 reflect the transfer of additional receivables to held for sale with a carrying value prior to transfer of $12,183 million during 2015 and $1,080 million during 2014 as well as continued liquidation of the real estate secured receivable portfolio which will continue going forward. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low receivable prepayments as few refinancing opportunities for our customers exist.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which adversely impacts our provision for credit losses. The

HSBC Finance Corporation

following table presents LTV ratios for our real estate secured receivable portfolio held for investment as of December 31, 2015 and December 31, 2014. The changes in LTV ratios since December 31, 2014 reflect the impact of the transfer of additional receivables to held for sale as a result of the expansion of the receivable sales program beginning in the second quarter of 2015.

	LTV Ratios (1)(2)(3)
	December 31, 2015		December 31, 2014
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	67%	27%	52%	20%
80% ≤ LTV < 90%	16	16	19	15
90% ≤ LTV < 100%	10	21	15	19
LTV ≥ 100%	7	36	14	46
Average LTV for portfolio	70	91	78	97
Average LTV for LTV>100%	109	113	111	115

(1)
LTV ratios for first liens are calculated using the receivable balance as of the balance sheet date which reflects the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the receivable such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased receivables. LTV ratios for second liens are calculated using the receivable balance as of the reporting date as described above plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property's appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency's house pricing index (“HPI”) at either a Core Based Statistical Area or state level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with receivables that end in foreclosure may significantly differ from the estimated values used for purposes of this disclosure.

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPIs available and applied on an individual receivable basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the December 31, 2015 and December 31, 2014 information in the table above reflects current estimated property values using HPIs as of September 30, 2015 and September 30, 2014, respectively.

(3)	Excludes the purchased receivable portfolios which totaled $484 million and $618 million at December 31, 2015 and December 31, 2014, respectively.
Receivables held for sale  Receivables held for sale totaled $8,265 million at December 31, 2015 compared with $860 million at December 31, 2014 and $2,047 million at December 31, 2013. The increase as compared with December 31, 2014 and 2013 reflects the transfer of additional real estate secured receivables to held for sale as a result of the expansion of the receivable sales program during 2015, partially offset by the impact of receivable sales, short sales and foreclosures resulting in the transfer of receivables held for sale to real estate owned ("REO").

HSBC Finance Corporation

Real Estate Owned

The following table provides quarterly information regarding our REO properties:

		Quarter Ended
	Full Year 2015	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Full Year 2014	Full Year 2013
	(dollars are in millions)
Carrying value of REO properties held at end of period	$88	$88	$101	$123	$150	$159	$323
Number of REO properties at end of period	1,226	1,226	1,489	1,644	1,975	2,021	4,149
Number of properties added to REO inventory in the period	1,668	329	369	451	519	3,538	9,524
Average loss (gain) on sale of REO properties(1)	.6%	4.6%	.8%	(.7)%	(1.7)%	(1.5)%	.8%
Average total loss on foreclosed properties(2)	49.0%	53.3%	48.4%	47.6%	47.4%	50.0%	51.5%
Average time to sell REO properties (in days)	271	296	268	269	249	189	154

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

During 2014, we outsourced the servicing of our REO portfolio to a third party, although the REO property remained on our balance sheet. During 2015, in order to increase flexibility, we brought a portion of these servicing activities back in-house. During 2016, we will continue to evaluate the appropriate mix of in-house servicing for our REO portfolio.
The number of REO properties held at December 31, 2015 declined as compared with December 31, 2014 as we sold more REO properties during 2015 than were added to inventory. Our receivable sales program will continue to impact the number of REO properties added to inventory during 2016.
The average loss (gain) on sale of REO properties for full year 2015 deteriorated as compared with full year 2014 as the properties sold during 2015 had been held in REO inventory for a longer period of time than the properties sold during 2014 which generally results in a higher loss at the time of sale. The increased age of the REO inventory reflects the lower volume of new properties coming into REO inventory as a result of the receivable sales program. The average loss on foreclosed properties for full year 2015 improved as compared to full year 2014; however; during the fourth quarter of 2015 we experienced a significantly higher average total loss on foreclosed properties as a result of the age of the REO properties sold as discussed above. Additionally, our receivable sales program creates a certain level of volatility in the average loss (gain) on sale of REO properties and the average total loss on foreclosed properties, which we anticipate will continue.
The average time to sell REO properties (in days) for the full year 2015 increased as compared with full year 2014 as a result of transitioning the servicing of our real estate owned portfolio to a third party in the second half of 2014. The increase in the average time to sell REO properties also reflects the impact of fewer new REO properties during 2015 as a result of the receivable sales program which has resulted in a concentration of aged REO properties and a general increase in the overall age of the REO inventory.

HSBC Finance Corporation

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  The following table summarizes net interest income and net interest margin for 2015, 2014 and 2013.

Year Ended December 31,	2015	%(1)	2014	%(1)	2013	%(1)
	(dollars are in millions)
Interest income	$1,598	6.25%	$1,926	5.94%	$2,438	6.09%
Interest expense	895	3.50	1,058	3.26	1,370	3.42
Net interest income	$703	2.75%	$868	2.68%	$1,068	2.67%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during 2015 due to the following:

•	Average receivable levels decreased as a result of real estate secured receivable liquidation.

•
During 2015, the overall yields on total average interest earning assets increased primarily due to higher overall receivable yields reflecting the impact of lower levels of nonaccrual real estate secured receivables as compared with the prior year. The increase in the overall yield on total average interest earning assets also reflects a shift in mix of total average interest earning assets to a lower percentage of short-term investments which have significantly lower yields than our receivable portfolio.

•	Interest expense decreased as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings during 2015.
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
Net interest margin was 2.75 percent in 2015, 2.68 percent in 2014 and 2.67 percent in 2013.The increase in net interest margin during 2015 reflects the impact of higher overall yields on total average interest earning assets due to higher receivable yields and a shift in the mix of total average interest earning assets to a lower percentage of short-term investments as discussed above, partially offset by the impact of a higher cost of funds as a percentage of average interest earning assets as a result of higher average rates as discussed above. Net interest margin was essentially flat during 2014 as the impact of lower cost of funds as a percentage of average interest earning assets and higher overall receivable yields was largely offset by the impact of a shift in the mix of total interest earning assets to a higher percentage of short-term investments as discussed above.

HSBC Finance Corporation

The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

	2015		2014
	(dollars are in millions)
Net interest income/net interest margin from prior year period	$868	2.68%	$1,068	2.67%
Impact to net interest income resulting from:
Lower asset levels	(409)		(463)
Receivable yields	41		67
Asset mix	23		(106)
Cost of funds (rate and volume)	163		311
Other	17		(9)
Net interest income/net interest margin for current year period	$703	2.75%	$868	2.68%
The varying maturities and repricing frequencies of both our assets and liabilities expose us to interest rate risk. When the various risks inherent in both the asset and the debt do not meet our desired risk profile, we use derivative financial instruments to manage these risks to acceptable interest rate risk levels. See “Risk Management” in this MD&A for additional information regarding interest rate risk and derivative financial instruments.
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

Year Ended December 31,	2015	2014	2013
	(in millions)
Real estate secured:
Lower of amortized cost or fair value adjustment related to credit factors	$234	$—	$—
Remainder	16	(347)	29
Total real estate secured	250	(347)	29
Personal non-credit card	—	(18)	(50)
Total provision for credit losses	$250	$(365)	$(21)
The following discusses our provision for credit losses by product for 2015 as compared with 2014:

•
The provision for credit losses for real estate secured receivables increased during 2015 largely due to the impact of our expanded receivable sales program which resulted in a lower of amortized cost or fair value adjustment of $234 million related to credit factors. This adjustment reflects the difference between amortized cost and the amount we believe a third party investor would pay to acquire the receivables which takes into consideration factors that are not relevant under the incurred loss model in establishing credit loss reserves for receivables held for investment, such as life time losses and the discounting of cash flows. As there was no objective, verifiable evidence to indicate non-credit factors were present, the lower of amortized cost or fair value adjustment was recorded as a component of provision for credit losses. Excluding the impact of this item, the provision for credit losses remained higher during 2015. Both 2015 and 2014 were positively impacted by lower loss estimates due to lower receivable levels, lower reserve requirements on TDR Loans, and improved credit quality, including lower dollars of delinquency on accounts less than 180 days contractually delinquent, although the impact to the provision for credit losses was more pronounced during 2014. Additionally, 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.

•
The provision for credit losses for personal non-credit card receivables for 2014 reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not previously sold as well as cash proceeds in 2014 received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables.

The provision for credit losses for 2014 also reflects the sale of recovery rights in May 2014 for receivables with outstanding balances of $3.3 billion which had previously been fully-charged off. The cash proceeds from this transaction of $57 million were recorded as a recovery of charged-off receivables during 2014.
Net charge-offs totaled $2,156 million during 2015 compared with $693 million during 2014. Net charge-offs during 2015 were significantly impacted by the expansion of our receivable sales program during 2015 as previously discussed. Credit loss reserves existing at the time of transfer associated with receivables transferred to held for sale are recorded as additional charge-off and totaled $1,622 million during 2015 compared with $58 million during 2014. Additionally, the credit portion of the lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale was recorded as additional charge-off and totaled $234 million during 2015. Excluding the impact of dollars of charge-offs related to receivables transferred to held for sale

HSBC Finance Corporation

in both periods, net charge-offs decreased during 2015 reflecting lower receivable levels and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements home prices since December 31, 2014 and improvements in economic conditions. See “Credit Quality” for further discussion of our net charge-offs.
Credit loss reserves at December 31, 2015 are not comparable with December 31, 2014 as a result of the expansion of the receivable sales program during 2015. Credit loss reserves associated with receivables prior to their transfer to held for sale during 2015 totaled $1,622 million and were recognized as an additional charge-off at the time of the transfer to held for sale. Credit loss reserves at December 31, 2015 were also positively impacted by lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent.
During 2015, delinquency on accounts less than 180 days contractually delinquent were impacted by the expansion of our receivable sales program during the second quarter of 2015 which resulted in a large transfer of receivables to held for sale. Delinquency on accounts less than 180 days contractually delinquent were also positively impacted by lower receivable levels due to receivable run-off and the continued improvements in economic conditions. We cannot anticipate to what extent the trend for improvements in delinquency may continue into 2016 as our performance in 2016 is largely dependent upon macro-economic conditions which include, among other things, housing market conditions, property valuations, employment levels, interest rates and continued economic recovery, all of which are outside of our control. Accordingly, our results for the year ended December 31, 2015 or any prior periods should not be considered indicative of the results for any future periods.
The following discusses our provision for credit losses by product for 2014 as compared with 2013:

•
The provision for credit losses for real estate secured receivables for 2014 reflects the impact of lower loss estimates due to lower receivable levels and improved credit quality, including lower dollars of delinquency on accounts less than 180 days contractually delinquent as compared with 2013. The provision for credit losses for real estate secured receivables for 2014 also reflects lower new troubled debt restructure receivable ("TDR Loan") volumes and lower reserve requirements on TDR Loans resulting from improvements in loss and severity estimates based on recent trends in the portfolio. The provision for credit losses for real estate secured receivables transferred to held for sale in 2014 was lower than the provision for credit losses for real estate secured receivables transferred to held for sale during 2013.

•
The provision for credit losses for personal non-credit card receivables for 2014 and 2013 reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not previously sold. Additionally 2014 and 2013 also includes cash proceeds received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables which occurred in 2014 and 2013.

The total provision for credit losses for 2014 also reflects the sale of recovery rights in May 2014 which was recorded as a recovery of charged-off receivables during 2014 as discussed above.
Net charge-offs totaled $693 million during 2014 compared with $1,321 million during 2013. The decrease in net charge-offs reflects lower receivable levels, lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices since December 31, 2013 as well as the impact of the sale of the recovery rights discussed above. The decrease also reflects lower charge-offs at the time of transfer on receivables transferred to held for sale during 2014. See “Credit Quality” in this MD&A for further discussion of our net charge-offs.
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
See "Critical Accounting Policies," "Credit Quality" and "Analysis of Credit Loss Reserve Activity" in this MD&A for additional information regarding our loss reserves. See Note 6, "Credit Loss Reserves," in the accompanying consolidated financial statements for additional analysis of loss reserves.

HSBC Finance Corporation

Other Revenues  The following table summarizes the components of other revenues:

Year Ended December 31,	2015	2014	2013
	(in millions)
Derivative related income (expense)	$(97)	$(303)	$145
Gain on debt designated at fair value and related derivatives	213	208	228
Servicing and other fees from HSBC affiliates	20	28	26
Lower of amortized cost or fair value adjustment on receivables held for sale	(130)	201	536
Other income (loss)	85	92	(54)
Total other revenues	$91	$226	$881
Derivative related income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles, ineffectiveness on derivatives which are qualifying hedges and, for 2013, a derivative loss recognized on the termination of hedges on certain debt as discussed more fully below. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related income (expense) for 2015, 2014 and 2013:

Year Ended December 31,	2015	2014	2013
	(in millions)
Net realized losses	$(99)	$(105)	$(105)
Mark-to-market on derivatives which do not qualify as effective hedges	(16)	(212)	420
Hedge accounting ineffectiveness	18	14	29
Derivative loss recognized on termination of hedges	—	—	(199)
Total	$(97)	$(303)	$145
Derivative related income (expense) improved during 2015 as compared with 2014. As discussed in prior filings, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At December 31, 2015, we had a notional amount of $2.6 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point ("PVBP"). While these positions act as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they do not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. Our non-qualifying hedges at December 31, 2015 are primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 8.1 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they economically lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets when considered in conjunction with variable rate borrowings. As we continue to make progress in our strategy to accelerate the run-off and sales of our real estate receivable portfolio, the dynamics of the duration of our receivables due to lower prepayment rates and the corresponding increase in interest rate risk are changing. In connection with the receivable sale which occurred during the fourth quarter of 2015, we terminated non-qualifying hedges with a notional value of $575 million. We intend to continue reducing the size and potentially eliminate this non-qualifying hedge portfolio corresponding with timing of receivable sales over the course of 2016. Falling long-term interest rates during both 2015 and 2014 had a negative impact on the mark-to-market for this portfolio of swaps, although the impact was more pronounced in 2014. Net realized losses improved modestly during 2015 as a result of fewer of these non-qualifying hedges outstanding during the year. Ineffectiveness during 2015 was primarily related to our cross currency cash flow hedges that are approaching maturity.
Derivative related income (expense) declined during 2014 as compared with 2013. At December 31, 2014, we had $3.1 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by PVBP. These non-qualifying hedges were primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 9.4 years. Falling long-term interest rates during 2014 had a negative impact on the mark-to-market for this portfolio of swaps during 2014. In 2013, the mark-to-market benefited from rising long term interest rates. Net realized losses were essentially flat during 2014. Ineffectiveness during 2014 was primarily related to our cross currency cash flow hedges that are approaching maturity. Additionally, 2013 was negatively impacted by a derivative loss of $199 million recognized on the termination of hedges on certain debt as discussed more fully below.

HSBC Finance Corporation

Prior to the call of these notes in November 2015 we had approximately $1.0 billion of junior subordinated notes issued to HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX, which was a related but unconsolidated entity, issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. In October 2013, U.S. Regulators published a final rule in the Federal Register implementing the Basel III capital framework under which the qualification of trust preferred securities as Tier I capital will be phased out. In anticipation of these changes as well as other changes in our assessment of cash flow needs, including long term funding considerations, in the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to income of $199 million of unrealized losses previously accumulated in other comprehensive income during 2013.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges, impacts the comparability of our reported results between periods. Derivative related income (expense) for 2015 or any prior periods should not be considered indicative of the results for any future periods.
Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option ("FVO") as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Gain on debt designated at fair value and related derivatives improved modestly during 2015 as a result of the impact of a widening of our credit spreads during 2015 as well as the impact of changes in market movements on certain debt and related derivatives that mature in the near term, partially offset by lower realized gains on the related derivatives as a result of fewer derivative positions as we reduce fair value option debt. Gain on debt designated at fair value and related derivatives decreased during 2014 as compared with 2013 due to the impact of changes in market movements on certain debt and related derivatives that mature in the near term, partially offset by the impact of a minimal widening of our credit spreads during 2014 as compared with a tightening of our credit spreads in 2013. See Note 10, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.
Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. The gain on debt designated at fair value and related derivatives for 2015 should not be considered indicative of the results for any future periods.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates decreased during 2015 due to lower rental income primarily as a result of the sale of a data center located in Vernon Hills, Illinois to HTSU during the third quarter of 2015. Servicing and other fees from HSBC affiliates during 2014 were essentially flat as compared with 2013 reflecting higher rental income from HTSU resulting from an increase in occupancy during 2014 was offset by lower servicing revenue reflecting lower levels of real estate secured receivables being serviced.
Lower of amortized cost or fair value adjustment on receivables held for sale during 2015, 2014 and 2013 is summarized in the following table:

Year Ended December 31,	2015	2014	2013
	(in millions)
Income (expense)
Initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the period	$—	$(113)	$(212)
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	(130)	314	748
Lower of amortized cost or fair value adjustment	$(130)	$201	$536
During the second quarter of 2013, we established an on-going receivable sales program under which we transfer to receivables held for sale first lien real estate secured receivables when a receivable meeting a pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. In June 2015, we expanded this receivable sales program to include substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or became subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables. Under our expanded receivable sales program, we continue to transfer substantially all real estate secured receivables to held for sale when either of the above criteria are met.
During 2015, the total initial lower of amortized cost or fair value adjustment for all receivables transferred to held for sale was attributed to credit factors and recorded as a component of provision for credit losses as there was no objective, verifiable evidence

HSBC Finance Corporation

to indicate non-credit factors were associated with the decline in fair value which would have been reported as a component of total other revenues in the consolidated statement of income (loss). During 2014, the initial lower of amortized cost or fair value adjustment was attributable to non-credit related factors and recorded as a component of total other revenues in the consolidated statement of income (loss).
During 2015, we recorded an additional lower of amortized cost or fair value adjustment on receivables held for sale as a result of a change in the estimated pricing on specific pools of receivables. While conditions in the housing industry improved during 2015, no adjustment for the increase in the fair value of real estate secured receivables held for sale could be recognized on the other pools of receivables as they were already carried at amortized cost which is lower than fair value. While both 2014 and 2013 were positively impacted by an increase in the fair value of the real estate secured receivables held for sale, the impact was more significant during 2013 as improvements in the conditions in the housing industry were more pronounced in 2013. Additionally, the amounts for 2014 also reflect limitations in the amount of increase in the fair value of real estate secured receivables held for sale that could be recognized as these receivables are carried at the lower of amortized cost or fair value.
See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Other income totaled $85 million during 2015 compared with income of $92 million during 2014 and a loss of $54 million during 2013. As discussed more fully below, all periods were impacted by changes in the provision for estimated repurchase liabilities. Excluding this item from all periods, other income remained lower in 2015 reflecting lower gains on sales of receivables as compared with 2014. Excluding changes in the provision for estimated repurchase liabilities, other income remained higher in 2014 as compared with 2013 reflecting gains on sales of real estate secured receivables during 2014 as compared to losses on sales during 2013, partially offset by lower servicing fee revenue as 2013 included servicing fee revenue for the period of time that we serviced the personal non-credit card receivable portfolio prior to the conversion of the receivables to the purchaser's systems.
Our reserve for potential repurchase liability represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all of our receivable sales. Because the level of receivable repurchase losses are dependent upon strategies for bringing claims or pursuing legal action for losses incurred, the level of the liability for receivables repurchase losses requires significant judgment. During 2015, management concluded that, due to new developments in case law and other factors, it was appropriate to release our repurchase reserve liability related to certain exposures. The following table summarizes the changes in our reserve for potential repurchase liability related to all of our receivable sales:

Year Ended December 31,	2015	2014	2013
	(in millions)
Balance at beginning of period	$86	$116	$36
Increase (decrease) in liability recorded through earnings	(46)	(1)	79
Realized losses	(4)	(29)	1
Balance at end of period	$36	$86	$116
As we have limited information of the losses incurred by investors, there is uncertainty inherent in these estimates making it reasonably possible that they could change.
Operating Expenses  Compliance costs are reflected in our operating expenses and totaled $23 million during 2015 compared with $38 million during 2014 and $75 million during 2013, primarily within other expenses. We anticipate compliance costs will continue to decline over time as we continue to run-off the real estate secured receivable portfolio.
The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which will not necessarily decline in line with the run-off of our receivable portfolio in future periods.

Year Ended December 31,	2015	2014	2013
	(in millions)
Salaries and employee benefits	$196	$197	$229
Occupancy and equipment expenses, net	30	36	36
Real estate owned expenses	19	19	74
Other expenses	940	165	312
Support services from HSBC affiliates	224	271	281
Total operating expenses	$1,409	$688	$932

HSBC Finance Corporation

Salaries and employee benefits during 2015 include severance costs of $34 million primarily as a result of the expansion of our sales program and the acceleration of our run-off strategy related to approximately 700 employees who will be impacted over the course of our receivable sales program. Excluding the impact of the severance costs, salaries and employee benefits were lower during 2015 due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs.
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
Occupancy and equipment expenses, net decreased during 2015 due lower depreciation, repair costs and utility expense as a result of the impact of the continuing reduced scope of our business operations. Occupancy and equipment expenses were essentially flat in 2014 as compared with 2013.
Real estate owned expenses were impacted during 2015 by an adjustment to the final charge-off calculation at the time of foreclosure for certain receivables in prior periods. This resulted in an out of period reduction in REO expense of approximately $7 million when the REO properties associated with these receivables were sold. Excluding the impact of this item, REO expenses increased during 2015 driven by lower gains on sales of REO properties during 2015 as a result of a significant decrease in the number of REO properties sold during 2015. The increase was partially offset by the impact of lower estimated losses due to continuing improvements in the housing market in 2015 and lower holding costs due to fewer average numbers of REO properties held during 2015 and lower costs per property. REO expenses decreased during 2014 due to lower estimated losses on REO property as a result of improvements in home prices in 2014 and lower holding costs on REO properties due to fewer average numbers of REO properties held during 2014.
Other expenses during 2015 were impacted by an increase of $760 million between years related to certain legal matters, including mortgage servicing. Excluding the impact of this increase, other expenses remained higher during 2015 reflecting the impact of higher litigation costs. The increase in other expenses in 2015 was partially offset by lower fees for consulting services as well as lower third-party collection fees resulting from lower foreclosure activities as we have fewer receivables in the process of foreclosure as a result of the receivable sales subsequent to December 2014. Other expenses in 2015 was also positively impacted by the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Other expenses during 2014 and 2013 decreased during 2014 reflecting a continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs as well as a higher accrual release related to mortgage servicing. The decrease also reflects lower fees for consulting services which includes the impact of our agreement in the first quarter of 2013 with the Federal Reserve to cease the Independent Foreclosure Review.
Support services from HSBC affiliates decreased during 2015 as compared with 2014 driven by lower fees for receivable servicing by HSBC affiliates as a result of the sale of real estate secured receivables since December 31, 2014 as well as lower technology costs from an HSBC affiliate.
Support services from HSBC affiliates decreased during 2014 as compared with 2013 driven by lower technology costs from HSBC affiliates as well as the impact of additional employees who had previously been centralized in North America and billed to HSBC Finance Corporation now being reported within salaries and employee benefits of HSBC Finance Corporation effective January 1, 2014 as discussed above. The decrease during 2014 was partially offset by fees paid to HSBC North America for guaranteeing a surety bond as well as an increase of $6 million in the severance accrual related to employees centralized in North America.
Efficiency Ratio from continuing operations was 177.5 percent during 2015 compared with 62.9 percent during 2014 and 47.8 percent during 2013. Our efficiency ratio was impacted in all periods by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting and the impact of our non-qualifying hedge portfolio. Excluding the impact of these items, our efficiency ratio remained higher during 2015 as compared with 2014 reflecting higher operating expenses due to certain legal matters, including mortgage servicing, lower other revenues due to the lower of amortized cost or fair value adjustment and lower net interest income as previously discussed. Excluding the impact of these items, our efficiency ratio remained higher during 2014 as a result of lower other revenues as 2013 benefited from a larger improvement in the fair value of real estate secured receivables held for sale as well as lower net interest income, partially offset by lower operating expenses.

HSBC Finance Corporation

Income taxes Our effective tax rate was (54.5) percent in 2015 compared with 29.1 percent in 2014 and 31.3 percent in 2013. For a complete analysis of the differences between effective tax rates based on the total income tax provision attributable to pre-tax income and the statutory U.S. Federal income tax rate, see Note 12, "Income Taxes," in the accompanying consolidated financial statements.

Segment Results – Group Reporting Basis

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. While these businesses are operating in run-off, they do not qualify to be reported as discontinued operations. Our segment results are reported on a continuing operations basis. See Item 1, “Business,” in this Form 10-K for a fuller description of our segment. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our 2014 Form 10-K.
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which applies IFRSs as issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are primarily made on this basis. However, we continue to monitor liquidity, capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 18, "Business Segments," and under the caption, "Basis of Reporting" in the MD&A section of our 2014 Form 10-K.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2016, we will evaluate any impact such changes may have on our segment reporting.
Consumer Segment  The following table summarizes the Group Reporting Basis results for our Consumer segment for 2015, 2014 and 2013.

Year Ended December 31,	2015	2014	2013
	(dollars are in millions)
Net interest income	$1,018	$1,376	$2,031
Other operating loss	(192)	(65)	(413)
Total operating income	826	1,311	1,618
Loan impairment charges	65	33	711
Net interest income and other operating income after loan impairment charges	761	1,278	907
Operating expenses	1,352	700	857
Income (loss) before income tax	$(591)	$578	$50
Net interest margin	4.24%	4.30%	5.02%
Efficiency ratio	163.7	53.4	53.0
Return (after-tax) on average assets ("ROA")	(.8)	1.2	.2

Balances at end of period:
Customer loans	$18,518	$23,554	$29,262
Loans held for sale	—	179	—
Assets	25,468	32,966	39,503
2015 loss before tax compared with 2014 income before tax Our Consumer segment reported a loss before income tax during 2015 as compared with income before income tax during 2014. The loss before income tax during 2015 reflects lower net interest income, higher other operating loss, higher operating expenses and higher loan impairment charges.
Loan impairment charges during 2015 were impacted by a release of approximately $23 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio. Excluding the impact of this release, loan impairment charges remained higher during 2015 largely as a result of lower market value adjustments on loan collateral as compared with 2014. Both 2015 and 2014 were positively impacted by lower loss estimates due to lower receivable levels and improved credit quality, including lower dollars of delinquency on accounts less than 180 days contractually delinquent, although the impact was more

HSBC Finance Corporation

pronounced during 2014. Additionally, loan impairment charges during 2015 also reflect a lower impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral due to improvements in the timing of estimated cash flows to be received.
Loan impairment charges were $334 million lower than net charge-offs during 2015 compared with loan impairment charges that were lower than net charge-offs by $795 million during 2014. Loan impairment allowances decreased to $958 million at December 31, 2015 compared with $1,644 million at December 31, 2014 as a result of lower levels of new impaired loans due to lower loan levels and improved economic conditions, improvements in loss severity, lower delinquency levels and transfers of real estate secured loans to held for sale. The decrease also reflects the impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral which resulted in lower reserve requirements at December 31, 2015. During 2015, real estate secured loans transferred to held for sale had loan impairment allowances totaling $250 million at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale.
Net interest income decreased during 2015 due to the following:

•	Average loan levels decreased as a result of real estate secured loan liquidation.

•
During 2015, the overall yields on total average interest earning assets increased due to higher loan yields as well as a shift in the mix of total average interest earning assets to a lower percentage of short-term investments which have significantly lower yields than our loan portfolio. The higher loan yields in our loan portfolio reflects the impact of improved credit quality for real estate secured loans, partially offset by the impact of lower amortization of discount due to loan sales, liquidation and improvements in the timing of estimated cash flows to be received.

•
Interest expense decreased during 2015 as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings during 2015.

Net interest margin decreased during 2015 reflecting the higher cost of funds as a percentage of average interest earning assets, partially offset by the impact of higher overall yields on average interest earning assets as discussed above.
The following table summarizes significant components of other operating loss for the periods presented:

Year Ended December 31,	2015	2014
	(in millions)
Trading loss(1)	$(97)	$(301)
Gain (loss) from debt designated at fair value	1	(43)
Gain (loss) on sale of real estate secured loans	(214)	198
Decrease in repurchase reserve liability	51	11
Loss on sale of recovery rights	—	(8)
Other	67	78
Other operating loss	$(192)	$(65)

(1)	Trading loss primarily reflects activity on our portfolio of non-qualifying hedges.
Other operating loss deteriorated during 2015. The components of other operating loss are discussed below:

•
Trading loss improved during 2015. While long-term rates fell during both 2015 and 2014 and had a negative impact on the mark-to-market for this portfolio of swaps, the impact of falling long-term rates was more pronounced during 2014.

•
Gain (loss) from debt designated at fair value improved during 2015 as result of the impact of a widening of our credit spreads during 2015 as well as the impact of changes in market movements on certain debt and related derivatives that mature in the near term.

•
Gain (loss) on sale of real estate secured loans decreased during 2015 as a result of differences in the composition of loans sold during the 2015 as compared with 2014 as a result of the expansion of the loan sales program in June 2015 which included loans which have been either re-aged, modified, or subject to a bankruptcy filing since 2007.

HSBC Finance Corporation

•
Loss on sale of recovery rights reflects the sale of recovery rights in May 2014 for loans with outstanding balances of $3.3 billion which had previously been fully charged-off. There was no similar transaction during 2015.

•
Decrease in repurchase reserve liability reflects our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all our receivable sales. During 2015, management concluded that, due to new developments in case law and other factors, it was appropriate to release our repurchase reserve liability related to these exposures.

•	Other reflects a lower gain on sales of REO properties as a result of a significant decrease in the number of REO properties sold during 2015 as compared with 2014.
Operating expenses during 2015 were impacted by an increase of $760 million between years related to certain legal matters including mortgage servicing. Excluding the impact of this increase, operating expenses were lower during 2015 reflecting the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs and lower REO expenses as well as lower fees for consulting services and third party collection costs. Lower REO expenses reflect lower holding costs due to fewer average numbers of REO properties held during 2015 and lower costs per property. The decrease in operating expenses also reflects the impact of a plan amendment for other postretirement benefits which reduced pension expense during 2015 by $46 million. These decreases were partially offset by higher litigation costs and the impact of severance costs of $34 million as a result of the expansion of our sales program and the acceleration of our run-off strategy.
The efficiency ratio deteriorated during 2015 driven by higher operating expenses, lower net interest income and a higher other operating loss.
ROA for 2015 deteriorated reflecting a loss before income taxes during 2015 compared with income before income taxes during 2014 and the impact of lower average assets.
2014 income before tax compared with 2013 Our Consumer segment reported higher income before income tax during 2014 as compared with 2013. The improvement reflects lower loan impairment charges, a lower other operating loss and lower operating expenses, partially offset by lower net interest income.
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

HSBC Finance Corporation

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
The following table summarizes significant components of other operating loss for the periods presented:

Year Ended December 31,	2014	2013
	(in millions)
Trading income (loss)(1)	$(301)	$76
Loss from debt designated at fair value	(43)	(107)
Gain (loss) on sale of real estate secured loans	198	(153)
(Increase) decrease in repurchase reserve liability	11	(79)
Loss on sale of recovery rights	(8)	—
Loss on sale of personal non-credit card loan portfolio	—	(271)
Other	78	121
Other operating loss	$(65)	$(413)

(1)
Trading income (loss) primarily reflects activity on our portfolio of non-qualifying hedges and, for 2013, a derivative loss on the termination of a hedge relationship as well as provisions for mortgage loan repurchase obligations.

Other operating loss improved during 2014. The components of other operating loss are discussed below:

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

•
Gain (loss) on sale of real estate secured loans improved during 2014 reflecting the conditions in the housing industry which have continued to show improvement in 2014. These improvements reflect improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.

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

•	Other decreased in 2014 primarily due to lower estimated losses on REO property as a result of improvements in home prices in 2014.
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

HSBC Finance Corporation

Real estate secured loans Real estate secured loans for our Consumer segment consisted of the following:

	December 31, 2015	Increases (Decreases) From
		December 31, 2014		December 31, 2013
		$	%	$	%
	(dollars are in millions)
Real estate secured loans held for investment	$18,518	$(5,036)	(21.4)%	$(10,744)	(36.7)%
Real estate secured loans held for sale	—	(179)	(100.0)	—	—
Real estate secured held for investment and held for sale	$18,518	$(5,215)	(22.0)%	$(10,744)	(36.7)%
Real estate secured loans held for investment decreased to $18,518 million at December 31, 2015 as compared with $23,554 million at December 31, 2014 and $29,262 million at December 31, 2013. The decrease reflects the transfer of real estate secured loans to held for sale during 2015 with a carrying value of $2,440 million. The decrease also reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist.
There were no real estate secured loans which met the Group Reporting Basis criteria to be classified as held for sale at December 31, 2015 and 2013. Real estate secured loans held for sale at December 31, 2014 were sold during 2015. During 2015, we sold multiple pools of real estate secured loans with an aggregate unpaid principal balance of $2,591 million (carrying value of $2,473 million after the effect of any write-downs) at the time of sale to third-party investors for aggregate cash consideration of $2,022 million which resulted in a loss of $214 million during 2015, net of transaction costs.
As previously discussed, we have identified a pool of real estate secured loans we intend to sell, although this pool of real estate secured loans did not qualify for classification as held for sale under the Group Reporting Basis at December 31, 2015. Assuming we had completed the sale of the entire pool of real estate secured loans classified as held for sale under U.S. GAAP on December 31, 2015, based on market values at that time, we would have recorded a loss of approximately $450 million.
During January 2016, we commenced the active marketing to multiple third-party investors to sell a further portion of our real estate secured loans. At that time, the sale was considered highly probable and these loans were classified as held for sale under IFRSs at that time. As of December 31, 2015, the loans had an unpaid principal balance of approximately $1,490 million (excluding accrued interest) and a carrying amount before impairment allowance, but including the effect of write-downs, of approximately $1,530 million, including accrued interest. We expect to complete the sale of these loans during the first half of 2016.

Credit Quality

Credit Loss Reserves  We maintain credit loss reserves to cover probable incurred losses of principal, interest and fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. For receivables which have been identified as TDR Loans, credit loss reserves are maintained based on the present value of expected future cash flows discounted at the receivables' original effective interest rates. We estimate probable losses for consumer receivables which do not qualify as TDR Loans using a roll rate migration analysis that estimates the likelihood that a receivable will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other receivables in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. Receivables with different risk characteristics are typically segregated into separate models and may utilize different periods of time for estimating the period of a loss occurring and its confirmation. This analysis also considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy, receivables have been re-aged or are subject to modification. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the receivable in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months' data using the most recently available information. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts or modification arrangements. When customer account management policies or changes thereto shift receivables that do not qualify as a TDR Loan from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged accounts that do not qualify as a TDR Loan have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, the credit performance of modified receivables, loan product features such as adjustable rate loans, the credit

HSBC Finance Corporation

performance of second lien receivables where the first lien receivable that we own or service is 90 or more days contractually delinquent, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.
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
The table below sets forth credit loss reserves and credit loss reserve ratios for the periods indicated. The transfer of real estate secured receivables to held for sale results in these receivables being carried at the lower of amortized cost or fair value and they no longer have any associated credit loss reserves, as previously discussed. The impact of the transfer of receivables to held for sale should be considered in comparing credit loss reserves and the related reserve ratios between periods.

At December 31,	2015	2014	2013	2012	2011
	(dollars are in millions)
Credit loss reserves:(1)(2)	$311	$2,217	$3,273	$4,607	$5,952
Credit loss reserve ratios:(2)(3)(4)
Reserves as a percentage of receivables held for investment	2.8%	8.4%	11.1%	12.9%	11.6%
Reserves as a percentage of nonaccrual receivables held for investment	91.9	185.0	166.6	140.1	81.0

(1)
At December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and December 31, 2011, credit loss reserves includes $12 million, $33 million, $52 million, $132 million and $425 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property.

(2)
Reserves associated with accrued finance charges, which totaled $51 million, $323 million, $326 million, $360 million, $387 million at December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and December 31, 2011, respectively, are reported within our total credit loss reserve balances noted above, although receivables and nonaccrual receivables as reported generally exclude accrued finance charges. The credit loss reserve ratios presented in the tables above exclude any reserves associated with accrued finance charges.

(3)
Credit loss reserve ratios exclude receivables and nonaccrual receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

(4)
These ratios are impacted by changes in the level of real estate secured receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies and are not classified as held for sale. The following table shows these ratios excluding these receivables and any associated credit loss reserves for all periods presented.

At December 31,	2015	2014	2013	2012	2011
Credit loss reserve ratios:
Reserves as a percentage of receivables held for investment	2.8%	8.5%	11.3%	13.4%	12.0%
Reserves as a percentage of nonaccrual receivables held for investment	258.3	306.6	256.2	320.5	235.0

HSBC Finance Corporation

Credit loss reserves at December 31, 2015 are not comparable with December 31, 2014 as a result of the expansion of the receivable sales program in the second quarter of 2015. Credit loss reserves associated with all receivables prior to their transfer to held for sale during 2015 totaled $1,622 million and were recognized as an additional charge-off at the time of the transfer to held for sale. Credit loss reserves at December 31, 2015 were also positively impacted by lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. See Note 6, "Credit Loss Reserves," in the accompanying consolidated financial statements for additional analysis of loss reserves.
At December 31, 2015, 71 percent of our credit loss reserves are associated with TDR Loans held for investment which total $1,272 million and are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the receivable. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves at December 31, 2015 and provisions for credit losses for TDR Loans for 2015 should not be considered indicative of the results for any future periods.
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

	December 31, 2015		December 31, 2014		December 31, 2013
	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables
	(in millions)
Collectively evaluated for impairment	$79	$7,553	$226	$11,937	$604	$14,617
Individually evaluated for impairment(1)	220	1,272	1,957	10,028	2,616	11,076
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	12	326	33	693	52	879
Receivables acquired with deteriorated credit quality	—	5	1	12	1	12
Total(2)	$311	$9,156	$2,217	$22,670	$3,273	$26,584

(1)
The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $250 million, $517 million and $604 million at December 31, 2015, December 31, 2014 and December 31, 2013, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $10 million, $25 million and $38 million at December 31, 2015, December 31, 2014 and December 31, 2013, respectively. These receivables and credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
Reserves associated with accrued finance charges, which totaled $51 million, $323 million and $326 million at December 31, 2015, December 31, 2014 and December 31, 2013, respectively, are reported within our total credit loss reserve balances, although receivable balances generally exclude accrued finance charges.

The following table summarizes our TDR Loans and receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in comparison to the real estate secured receivable portfolio held for investment. The trends reflected in the table below at December 31, 2015 reflect the impact of the transfer of additional receivables to held for sale as a result of the expansion of the receivable sales program as the majority of the receivables transferred to held for sale during the second quarter of 2015 were previously classified as TDR Loans.

HSBC Finance Corporation

	December 31, 2015	December 31, 2014
	(dollars are in millions)
Total real estate secured receivables held for investment	$9,156	$22,670
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$326	$693
Real estate secured TDR Loans(1)	1,272	10,028
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$1,598	$10,721
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	17.5%	47.3%

(1)
Excludes TDR Loans totaling $250 million and $517 million at December 31, 2015 and December 31, 2014, respectively, which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.

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
As discussed above, credit loss reserves at December 31, 2012 are not comparable with December 31, 2011 as a result of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a substantial majority of our real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. Excluding the impact of these receivables held for sale and the associated credit loss reserves to receivables held for sale as discussed above, credit loss reserves decreased as compared with December 31, 2011 due to lower receivable levels, lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent and lower reserve requirements on TDR Loans. This decrease was partially offset by the impact of extending the loss emergence period for loans collectively evaluated for impairment using a roll rate migration analysis to 12 months which resulted in an increase in credit loss reserves at December 31, 2012 of approximately $350 million. Reserve requirements on TDR Loans were lower at December 31, 2012 due to a greater percentage of TDR Loans being carried at the lower of amortized cost or fair value of the collateral less cost to sale, partially offset by updates in prepayment speeds and yield assumptions in the second quarter of 2012 used in the discounted cash flow methodology as well as the classification during the fourth quarter of 2012 of certain bankrupt accounts as TDR Loans.
Credit loss reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels. As discussed above, reserve ratios for December 31, 2015 were impacted by the expansion of our receivable sales program which should be considered in comparing the credit loss reserves ratios between periods.
Reserves as a percentage of receivables held for investment at December 31, 2015 decreased significantly as compared with December 31, 2014 as the decrease in credit loss reserves outpaced the decrease in receivables as the majority of the receivables transferred to held for sale were classified as TDR Loans which carry higher reserve requirements. Reserves as a percentage of receivables were lower at December 31, 2014 as compared with December 31, 2013 as the decrease in credit loss reserves, largely due to the lower reserve requirements on TDR Loans and improved credit quality as discussed above, outpaced the decrease in receivables. Reserves as a percentage of receivables were lower at December 31, 2013 as compared with December 31, 2012 as the decrease in credit loss reserves outpaced the decrease in receivables. At December 31, 2013, reserves on TDR Loans as a

HSBC Finance Corporation

percentage of TDR Loans decreased as compared with December 31, 2012 driven by lower reserve requirements on TDR Loans reflecting lower levels of new TDR Loan volumes as well as the impact of improvements in loss and severity estimates based on recent trends in the portfolio. Additionally, reserves as a percentage of receivables for non-TDR Loans at December 31, 2013 decreased as compared with December 31, 2012 driven by the impact of lower receivable levels, lower levels of contractual delinquency on non-TDR Loans and improvements in economic conditions. Reserves as a percentage of receivables at December 31, 2012 are not comparable with December 31, 2011 or any other historical period as discussed above.
Reserves as a percentage of nonaccrual receivables held for investment were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at December 31, 2015 decreased as compared with December 31, 2014 as the decrease in credit loss reserves outpaced the decrease in nonaccrual receivables as the majority of the nonaccrual receivables transferred to held for sale were classified as TDR Loans which carry higher reserve requirements. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at December 31, 2014 were higher as compared with December 31, 2013 as the decrease in nonaccrual receivables, as discussed more fully below, outpaced the decrease in credit loss reserves. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at December 31, 2013 were lower as compared with December 31, 2012 as the decrease in credit loss reserves, driven by the lower reserve requirement for TDR Loans as discussed above, outpaced the decrease in nonaccrual receivables. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from this ratio, reserves as a percentage of nonaccrual receivables at December 31, 2012 were not comparable to December 31, 2011 or any other historical period as discussed above.
See Note 6, "Credit Loss Reserves," in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the years ended December 31, 2015, 2014 and 2013.
Delinquency and Charge-off Policies and Practices  Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of receivables in our portfolio, the quality of our receivables, the average age of our receivables, the success of our collection and customer account management efforts, general economic conditions such as national and local trends in housing markets, interest rates, unemployment rates, any changes to our charge-off policies, transfers of receivables to held for sale and significant catastrophic events such as natural disasters and global pandemics. Levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.
Our credit and portfolio management procedures focus on ethical and effective collection and customer account management efforts for each receivable. Our credit and portfolio management process is designed to give us a reasonable basis for predicting the credit quality of accounts, although in a changing external environment this has become more difficult. This process is based on our experience with numerous credit and risk management tests. However, in recent years consumer behavior has deviated from historical patterns due to the high unemployment levels, pressures from the economic conditions and housing market deterioration which created increased difficulty in predicting credit quality. As a result, we have enhanced our processes to emphasize more recent experience, key drivers of performance, and a forward-view of expectations of credit quality. We also believe that our frequent and early contact with delinquent customers as well as re-aging, modification and other customer account management techniques which are designed to optimize account relationships and home preservation, are helpful in maximizing customer collections on a cash flow basis and have been particularly appropriate in the unstable market. See Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements for a description of our charge-off and nonaccrual policies by product.
Delinquency  Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to modify the terms of receivables, either temporarily or permanently (a “modification”), and/or to reset the contractual delinquency status of an account that is contractually delinquent to current (a “re-age”), based on indicators or criteria which, in our judgment, evidence continued payment probability. Such policies and practices differ by product and are designed to manage customer relationships, improve collection opportunities and avoid foreclosure or repossession as determined to be appropriate. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and be included in our delinquency ratios.
The following table summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). As previously discussed, during 2015, we transferred certain real estate secured receivables to receivables held for sale as part of the expanded receivable sales program which should be considered in comparing dollars of contractual delinquency and the delinquency ratio between periods.

HSBC Finance Corporation

	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars are in millions)
Dollars of contractual delinquency(1):
Receivables held for investment:
Real estate secured:
Late stage delinquency(2)(3)	$195	$440	$670
Individually evaluated for impairment(4)	102	891	1,591
Collectively evaluated for impairment(5)	69	211	401
Total real estate secured receivables held for investment	366	1,542	2,662
Real estate secured receivables held for sale(6)	569	530	1,473
Total	$935	$2,072	$4,135

Delinquency ratio:
Receivables held for investment:
Real estate secured:
Late stage delinquency	59.82%	63.49%	76.22%
Individually evaluated for impairment	8.02	8.89	14.36
Collectively evaluated for impairment	.91	1.77	2.74
Total real estate secured receivables held for investment	4.00	6.80	10.01
Real estate secured receivables held for sale	6.88	61.63	71.96
Total	5.37%	8.81%	14.44%

(1)
The receivable balances included in this table reflect the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies but exclude any basis adjustments to the receivable such as unearned income, unamortized deferred fees and costs on originated receivables, purchase accounting fair value adjustments and premiums or discounts on purchased receivables. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(2)
Two-months-and-over contractually delinquent receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At December 31, 2015, December 31, 2014 and December 31, 2013, the amounts above include $23 million, $60 million and $79 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 60 and 180 days past due. During 2015, it was determined that the amounts previously reported for late stage delinquent receivables that were between 60 and 180 days past due as of December 31, 2014 and December 31, 2013 were incorrectly reported as the amounts included receivables held for sale totaling $57 million and $200 million, respectively. The amounts reported above for December 31, 2014 and 2013 have been adjusted to exclude receivables held for sale. The total amount of late stage delinquency as reported in the table above remained unchanged.

(3)	Amount includes TDR Loans which totaled $131 million, $297 million and $423 million at December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

(4)
This amount represents delinquent receivables which have been classified as TDR Loans and carried at amortized cost and which at no point in its life cycle have ever been greater than 180 days contractually delinquent. For TDR Loans we evaluate reserves using a discounted cash flow methodology. Each receivable is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. This amount excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies as they are reflected in the late stage delinquency totals.

(5)
This amount represents delinquent receivables which at no point in its life cycle have ever been greater than 180 days contractually delinquent and are not classified as TDR Loans. As discussed more fully above, for these receivables we establish credit loss reserves using a roll rate migration analysis that estimates the likelihood that a receivable will progress through the various stages of delinquency and ultimately charge-off based upon recent historical performance experience of other receivables in our portfolio.

(6)
At December 31, 2015, December 31, 2014 and December 31, 2013, dollars of contractual delinquency for receivable held for sale includes $443 million, $381 million and $944 million, respectively, of real estate secured receivables which are also classified as TDR Loans.

Dollars of delinquency for real estate secured receivables held for investment at December 31, 2015 decreased $1,176 million since December 31, 2014 as discussed below.

•
Late stage delinquency Dollars of late stage delinquency decreased as compared with December 31, 2014 as a result of improved credit quality as fewer accounts progressed to late stage delinquency during 2015 due to the impact of the continued improvements in economic conditions and, to a lesser extent, the maturing of the portfolio. Additionally, the decrease also

HSBC Finance Corporation

reflects the transfer of a pool of late stage delinquency receivables, which previously were not saleable as they were part of a collateralized funding transaction, to held for sale during the first quarter of 2015 as they were legally released as collateral under the public trust and as such became available for sale.

•
Individually evaluated for impairment The decrease as compared with December 31, 2014 reflects the expansion of our receivable sales program which resulted in the transfer of additional receivables to held for sale and, to a lesser extent, improved credit quality as discussed above. The decrease also reflects lower receivable levels as a result of the continued liquidation of the real estate secured receivable portfolio, partially offset by the impact of fewer accounts progressing to late stage delinquency during 2015 as a result of improvements in credit quality.

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

Dollars of delinquency for receivables held for sale at December 31, 2015 increased as compared with December 31, 2014 reflecting the impact of the transfer of additional real estate secured receivables to held for sale during 2015 as previously discussed, partially offset by the sale of pools of real estate secured receivables during 2015.
Delinquency ratio The delinquency ratio for real estate secured receivables held for investment was 4.00 percent at December 31, 2015 compared with 6.80 percent at December 31, 2014. The decrease primarily reflects the impact of the expansion of our receivable sales program which resulted in the transfer of additional receivables to held for sale which should be considered in comparing the periods.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter in which receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer, including the recognition of existing credit loss reserves at the time of transfer and the credit portion of the lower of amortized cost or fair value adjustment, if any, remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such receivables are carried at the lower of amortized cost or fair value and, accordingly, there are no further charge-offs associated with these receivables, although recoveries on these receivables continue to be reported as a component of net charge-offs. As a result, the amounts and ratios presented below are not comparable between years.

Year Ended December 31,	2015	2014	2013
	(dollars are in millions)
Net charge-off dollars:
Real estate secured	$2,156	$711	$1,371
Personal non-credit card(1)	—	(18)	(50)
Total	$2,156	$693	$1,321
Net charge-off ratio:
Real estate secured	14.41%	2.91%	4.61%
Personal non-credit card(1)	—	—	—
Total	14.41%	2.84%	4.44%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	14.54%	2.99%	4.84%

(1)
Although we sold our personal non-credit card receivable portfolio on April 1, 2013, subsequent to April 1, 2013 we continued to receive recoveries on personal non-credit card receivables that were fully charged-off prior to the sale of the portfolio. These recoveries are reflected in the table above. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio for our personal non-credit card receivable portfolio cannot be calculated for the 2014 and 2013. However, the recoveries for personal non-credit card receivables are reflected in the total net charge-off ratio for these years.

Full Year 2015 compared with Full Year 2014 Net charge-offs dollars for 2015 were impacted by the expansion of our receivable sales program in June 2015, as previously discussed. Credit loss reserves existing at the time of transfer associated with all receivables transferred to held for sale during the periods presented are recorded as additional charge-off and totaled $1,622 million for 2015 compared with $58 million for 2014. Additionally, the credit portion of the lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale is recorded as additional charge-off and totaled $234 million during

HSBC Finance Corporation

2015. During 2014, none of the lower of amortized cost or fair value adjustment recorded was attributed to credit. Excluding the impact of dollars of charge-offs related to receivables transferred to held for sale, net charge-offs dollars decreased during 2015 as compared with the 2014 reflecting lower receivable levels and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements in home prices and improvements in economic conditions since December 31, 2014.
The net charge-off ratio as well as real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for 2015 are not comparable to the net charge-off ratio and real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for 2014 as a result of the expansion of the receivable sales program which occurred during the second quarter of 2015. See “Results of Operations” for further discussion of REO expenses.
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
Nonperforming Assets  Nonperforming assets consisted of the following:

	December 31, 2015	December 31, 2014	December 31, 2013
	(in millions)
Nonaccrual real estate secured receivables held for investment:(1)
Late stage delinquency(2)(3)	$187	$417	$639
Individually evaluated for impairment(4)	54	465	848
Collectively evaluated for impairment(5)	42	142	282
Total nonaccrual real estate secured receivables held for investment(6)	283	1,024	1,769
Real estate owned	88	159	323
Nonaccrual receivables held for sale(1)(7)	386	509	1,422
Total nonperforming assets	$757	$1,692	$3,514

(1)
The receivable balances included in this table reflect the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies but exclude any basis adjustments to the receivable such as unearned income, unamortized deferred fees and costs on originated receivables, purchase accounting fair value adjustments and premiums or discounts on purchased receivables. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer. Nonaccrual receivables reflect all receivables which are 90 or more days contractually delinquent as well as second lien receivables (regardless of delinquency status) where the first lien receivable that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables held for investment and held for sale do not include receivables totaling $501 million, $627 million and $953 million at December 31, 2015, December 31, 2014 and December 31, 2013, respectively, which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged receivable subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)
Nonaccrual receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At December 31, 2015, December 31, 2014 and December 31, 2013, the amounts above include $15 million, $35 million and $48 million, respectively, of receivables that at some point in their life cycle were evaluated for write-down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 90 and 180 days past due. During 2015, it was determined that the amounts previously reported for late stage nonaccrual receivables that were between 90 and 180 days past due as of December 31, 2014 and December 31, 2013 were incorrectly reported as the amounts included receivables held for sale totaling $35 million and $131 million, respectively. The amounts reported above for December 31, 2014 and 2013 have been adjusted to exclude receivables held for sale. The total amount of late stage nonaccrual receivables as reported in the table above remained unchanged.

(3)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $124 million at December 31, 2015 compared with $274 million at December 31, 2014 and $397 million at December 31, 2013.

(4)
This amount represents nonaccrual receivables which have been classified as TDR Loans and carried at amortized cost and which at no point in its life cycle have ever been greater than 180 days contractually delinquent. This amount represents TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each receivable is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. This amount excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell as they are reflected in the late stage delinquency totals.

HSBC Finance Corporation

(5)
This amount represents nonaccrual receivables which at no point in its life cycle have ever been greater than 180 days contractually delinquent and are not classified as TDR Loans. As discussed more fully above, for these receivables we establish credit loss reserves using a roll rate migration analysis that estimates the likelihood that a receivable will progress through the various stages of delinquency and ultimately charge-off based upon recent historical performance experience of other receivables in our portfolio.

(6)	At December 31, 2015, December 31, 2014 and December 31, 2013, nonaccrual second lien real estate secured receivables totaled $63 million, $122 million and $231 million, respectively.

(7)
At December 31, 2015, December 31, 2014 and December 31, 2013, nonaccrual receivable held for sale includes $285 million, $362 million and $900 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual real estate secured receivables held for investment at December 31, 2015 decreased as compared with December 31, 2014 as discussed below.

•
Late stage delinquency Nonaccrual late stage delinquency decreased as compared with December 31, 2014 as a result of improved credit quality as fewer accounts progressed to late stage delinquency during 2015 due to the impact of the continued improvements in economic conditions and, to a lesser extent, the maturing of the portfolio. Additionally, the decrease also reflects the transfer of a pool of late stage delinquency receivables, which previously were not saleable as they were part of a collateralized funding transaction, to held for sale during the first quarter of 2015 as they were legally released as collateral under the public trust and as such became available for sale.

•
Individually evaluated for impairment The decrease in nonaccrual receivables individually evaluated for impairment as compared with December 31, 2014 reflects the expansion of our receivable sales program which resulted in the transfer of additional receivables to held for sale and, to a lesser extent, improved credit quality as discussed above. The decrease also reflects lower receivable levels as a result of the continued liquidation of the real estate secured receivable portfolio, partially offset by the impact of fewer accounts progressing to late stage delinquency during 2015 as a result of improvements in credit quality.

•
Collectively evaluated for impairment Nonaccrual receivables for accounts collectively evaluated for impairment decreased as compared with December 31, 2014 reflecting the impact of the expansion of our receivable sales program during the second quarter of 2015 which resulted in a large transfer of receivables to held for sale as well as lower receivables levels due to receivable run-off and the continued improvements in economic conditions.

Nonaccrual receivables held for sale at December 31, 2015 decreased as compared with December 31, 2014 reflecting the sale of pools of real estate secured receivables as well as continued improvements in economic conditions, partially offset by the transfer of additional real estate secured receivables to held for sale during 2015 as a result of the expansion of our receivable sales program.
At December 31, 2015, December 31, 2014 and December 31, 2015, nonaccrual receivables in the table above include TDR Loans and TDR Loans that are held for sale totaling $463 million, $1,101 million and $2,145 million, respectively, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. See Note 5, “Receivables, net,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
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
Currently, we utilize the following account management actions:

•
Modification – Management action that results in a change to the terms and conditions of the receivable either temporarily or permanently without changing the delinquency status of the receivable. Modifications may include changes to one or more terms of the receivable including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal.

•
Collection Re-age – Management action that results in the resetting of the contractual delinquency status of an account to current but does not involve any changes to the original terms and conditions of the receivable. If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent. We use collection re-aging as an account and customer management tool in an effort to increase the cash flow from our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time.

•
Modification Re-age – Management action that results in a change to the terms and conditions of the receivable, either temporarily or permanently, and also resets the contractual delinquency status of an account to current as discussed above.

HSBC Finance Corporation

If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent.
Generally, in our experience, we have found that the earlier in the default cycle we have been able to utilize account management actions, the lower the rate of recidivism. Additionally, we have found that for receivable modification, modifications with significant amounts of payment reduction experience lower levels of recidivism. Some customers receive multiple account management actions. In this regard, multiple account management actions as a percentage of total account management actions are in a range of 70 percent to 75 percent.
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

With regard to real estate secured receivables involving a bankruptcy, beginning in 2014 accounts whose borrowers are subject to a Chapter 13 plan filed with a bankruptcy court generally are considered current on their bankruptcy petition upon receipt of one timely qualifying payment. If the account of a borrower under a Chapter 13 plan subsequently experiences a financial hardship, the account may be eligible for any of our account management actions available at that time, including modifications and/or re-ages. Prior to 2014, generally accounts whose borrowers were subject to a Chapter 13 plan filed with a bankruptcy court were re-aged upon receipt of one timely qualifying payment. Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be re-aged upon receipt of a signed reaffirmation agreement without making a payment or when the bankruptcy is discharged if they meet the re-age eligibility criteria. In addition, any account may be re-aged without receipt of a payment in certain special circumstances (e.g. in the event of a natural disaster).

HSBC Finance Corporation

The following table shows the number of real estate secured accounts remaining in our portfolio (including receivables held for sale) as well as the outstanding receivable balance of these accounts as of the period indicated for receivables for which we have taken an account management action by the type of action taken, some of which may have received multiple account management actions.

	Number of Accounts	Outstanding Receivable Balance(1)
	(accounts are in thousands)	(dollars are in millions)
December 31, 2015:(2)
Collection re-age only	63.9	$4,429
Modification only	5.9	451
Modification re-age	53.9	4,631
Total receivables modified and/or re-aged(1)	123.7	$9,511
December 31, 2014:(2)
Collection re-age only	84.8	$6,551
Modification only	6.2	562
Modification re-age	64.2	6,550
Total receivables modified and/or re-aged(1)	155.2	$13,663
December 31, 2013:(2)
Collection re-age only	100.6	$7,876
Modification only	7.7	734
Modification re-age	76.4	7,954
Total receivables modified and/or re-aged(1)	184.7	$16,564

(1)
The outstanding receivable balance included in this table reflects the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the receivable such as unearned income, unamortized deferred fees and costs on originated receivables, purchase accounting fair value adjustments and premiums or discounts on purchased receivables. Additionally, the balance in this table related to receivables which have been classified as held for sale has been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(2)	At December 31, 2015, December 31, 2014 and December 31, 2013, the outstanding receivable balance includes the following amounts related to receivables classified as held for sale.

	December 31, 2015	December 31, 2014	December 31, 2013
	(in millions)
Collection re-age only	$3,765	$257	$697
Modifications only	368	10	37
Modification re-age	3,415	515	1,127
Total receivables modified and/or re-aged	$7,548	$782	$1,861

HSBC Finance Corporation

The following table provides information regarding the delinquency status of receivables remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of December 31, 2015, December 31, 2014 and December 31, 2013 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
December 31, 2015:
Collection re-age only	84%	7%	9%	85%	7%	8%
Modification only	92	2	6	95	2	3
Modification re-age	84	6	10	85	6	9
Total receivables modified and/or re-aged	84%	6%	10%	85%	6%	9%
December 31, 2014:
Collection re-age only	78%	8%	14%	78%	9%	13%
Modification only	88	2	10	92	2	6
Modification re-age	76	8	16	78	8	14
Total receivables modified and/or re-aged	77%	8%	15%	79%	8%	13%
December 31, 2013:
Collection re-age only	68%	10%	22%	69%	11%	20%
Modification only	84	2	14	87	3	10
Modification re-age	64	9	27	66	9	25
Total receivables modified and/or re-aged	67%	10%	23%	68%	10%	22%
The following table provides information regarding real estate secured modified and/or re-aged receivables during 2015, 2014 and 2013:

Year Ended December 31,	2015	2014	2013
	(in millions)
Balance at beginning of period	$13,663	$16,564	$20,811
Additions due to an account management action(1)	383	579	941
Payments(2)	(1,109)	(1,136)	(1,256)
Net charge-offs(3)	(1,927)	(436)	(1,178)
Transfer to real estate owned	(112)	(194)	(560)
Receivables held for sale that have subsequently been sold	(1,861)	(1,909)	(2,962)
Change in lower of amortized cost or fair value on receivables held for sale	474	195	768
Balance at end of period	$9,511	$13,663	$16,564

(1)	Includes collection re-age only, modification only, and modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.

(3)
Amounts include the credit loss reserves existing at the time of transfer of receivables to held for sale which are recognized as charge-off. Amounts also include the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. See Note 6, "Credit Loss Reserves," in the accompanying consolidated financial statements for further discussion.

In addition to the account management techniques discussed above, we also use deed-in-lieu and short sales to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and overall loss exposure given liquidation through foreclosure. Short sales also release the borrower from further obligation. From our perspective, total losses on deed-in-lieu and short sales are lower than expected total losses from foreclosed receivables, or receivables where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. While deed-in-lieu and short sales were used more extensively in prior years,

HSBC Finance Corporation

during 2015 we have used fewer of these account management techniques as many of the receivables which in the past would have been resolved through a deed-in-lieu or short-sale have been sold as part of our receivable sale program.
Modification programs We actively use account modifications to reduce the rate and/or payment on a number of qualifying loans and generally re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to improve cash collections and avoid foreclosure as determined to be appropriate. A significant portion of our real estate secured receivable portfolio has received multiple modifications.
We continually review our policies and practices for managing accounts to leverage industry best practices and to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. In the second half of 2013, we expanded our current modification program to include principal write downs to customers meeting certain criteria. For qualifying customers, we determine the full amount contractually due, including unpaid principal balance, outstanding deferred interest and other ancillary disbursements that, by law, are reimbursable, and reduce the outstanding amount to a lower amount. However, in many cases this principal forgiveness does not change the carrying value of the receivable as many of these receivables had previously been written down to the lower of amortized cost or fair value of the collateral in accordance with our existing charge-off policies. During 2015, we provided principal write downs totaling $60 million, which included $21 million, for deferred interest and other ancillary disbursements. During 2014, we provided principal write downs totaling $156 million, which included $44 million for deferred interest and other ancillary disbursements. The impact to the provision for credit losses was not material as these amounts were already included in our credit loss reserves.
During the first quarter of 2014, we revised our modification programs resulting in a minimum modification term of 24 months. As a result, the receivables remaining in our portfolio are comprised of a growing composition of longer dated modifications.
As economic conditions, including unemployment, have continued to improve and the level of delinquency has decreased, customer requests for assistance through receivable modification programs has declined in recent years. Although we made enhancements to our modification programs during 2013 to provide longer term modifications and larger payment relief on short term modifications, fewer customers are requesting these account modifications. We expect the volume of new modifications to continue to decrease as a result of the continued seasoning of a liquidating portfolio.
We will continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs in ways that are economically viable for both our customers and our stakeholders. Receivables modified under these programs are only included in the re-aging statistics table (“Re-age Table”) that is included in our discussion of our re-age programs if the delinquency status of a receivable was reset as a part of the modification or was re-aged in the past for other reasons. Not all receivables modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.
The following table summarizes receivables modified during 2015 and 2014, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Year ended December 31, 2015	7.6	$.9
Year ended December 31, 2014	10.9	1.4

(1)	Includes all receivables modified during 2015 and 2014 regardless of whether the receivable was also re-aged.

(2)
If qualification criteria are met, receivable modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification in an annual period.

A primary tool used during account modification involves modifying the monthly payment through lowering the rate on the receivable on either a temporary or permanent basis. The following table summarizes the weighted-average contractual rate reductions and the average amount of payment relief provided to customers that entered an account modification (including receivables currently classified as held for sale) for the first time during the quarter indicated.

HSBC Finance Corporation

	Quarter Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	342	396	404	407	415	509	467	433
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	29.4%	32.9%	34.7%	36.4%	37.7%	53.9%	41.5%	38.3%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which may be lower than the rate on the receivable at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which had a carrying value of $472 million and $603 million at December 31, 2015 and December 31, 2014, respectively.
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
We continue to monitor and track information related to accounts that have been re-aged. First lien real estate secured products generally have less loss severity exposure than other products because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether receivables have been re-aged or are subject to modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the expected loss severity based on the underlying collateral for the receivable. TDR Loans are typically reserved for using a discounted cash flow methodology.
We used certain assumptions and estimates to compile our re-aging statistics. The systemic counters used to compile the information presented below exclude from the reported statistics receivables that have been reported as contractually delinquent but have been reset to a current status because we have determined that the receivables should not have been considered delinquent (e.g., payment application processing errors). When comparing re-aging statistics from different periods, the fact that our re-age policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account.
The following tables provide information about re-aged real estate secured receivables and real estate secured receivables held for sale and includes both Collection Re-ages and Modification Re-ages, as discussed above.

Re-age Table(1)(2)	December 31, 2015	December 31, 2014
	(dollars are in millions)
Total real estate secured receivables ever re-aged	$8,806	$12,461

Real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale
Re-aged in the last 6 months(3)	5.5%	8.4%
Re-aged in the last 7-12 months	5.0	9.6
Previously re-aged beyond 12 months	40.1	35.0
Total real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale	50.6%	53.0%

(1)
The receivable balance included in this table reflects the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies and includes certain basis adjustments to the receivable such as unearned income, unamortized deferred fees and costs on originated receivables, purchase accounting fair value adjustments and premiums or discounts on purchased receivables. Additionally, the balance in this table related to receivables which have been classified as held for sale has been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer. The receivable balances exclude accrued interest income.

HSBC Finance Corporation

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At December 31, 2015 and December 31, 2014, the unpaid principal balance of re-ages without receipt of a payment totaled $250 million, $345 million, respectively.

(3)
At December 31, 2015 and December 31, 2014, approximately 61 percent and 62 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent based on the account's most recent re-age.

At December 31, 2015 and December 31, 2014, $737 million (8 percent of total re-aged receivables in the Re-Age table) and $1,710 million (14 percent of total re-aged receivables in the Re-Age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
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
Our receivable portfolio is comprised of loans to non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems evidenced by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. The majority of our secured receivables have high loan-to-value ratios.
Because our lending activities were primarily to individual consumers, we do not have receivables (including receivables held for sale) from any industry group that equal or exceed 10 percent of total receivables at December 31, 2015 or December 31, 2014. The following table reflects the percentage of consumer receivables (including receivables held for sale) by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables (including Receivables Held for Sale)
	December 31, 2015	December 31, 2014
California	9.4%	9.2%
New York	6.8	6.4
Ohio	6.2	6.4
Pennsylvania	6.2	6.3
Florida	6.0	5.3
Virginia	5.1	5.1

Liquidity and Capital Resources

HSBC Finance Corporation HSBC Finance Corporation, an indirect wholly owned subsidiary of HSBC Holdings plc., is the parent company that owns the outstanding common stock of its subsidiaries.
HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also pays dividends on its preferred stock. We did not pay any dividends on our common stock to HINO in 2015 or 2014. We will maintain our capital at levels consistent with our regulatory requirements, risk appetite and internal capital adequacy process..
HSBC Finance Corporation manages all of its operations directly and in 2015, funded these businesses primarily through receivable sales, liquidation of short-term investments, borrowings from affiliates and cash generated from operations including balance sheet attrition.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support operations or provide funding for long-term facilities and technological improvements. During 2015 and 2014, capital contributions to certain subsidiaries were more than offset by dividends paid to HSBC Finance Corporation.

HSBC Finance Corporation

HSBC Related Funding  We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC's operations in the United States. All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are sourced primarily through HSBC USA.
Due to affiliates totaled $5,925 million and $6,945 million at December 31, 2015 and December 31, 2014, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
In October 2015, we entered into a $1.0 billion loan agreement with HSBC North America which has a maturity date in October 2017.
See Note 17, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
Short-Term Investments  Securities purchased under agreements to resell totaled $2,724 million and $3,863 million at December 31, 2015 and December 31, 2014, respectively. Interest bearing deposits at banks totaled $2,000 million at December 31, 2014 and were with HSBC Bank USA. At December 31, 2015, we did not have any interest bearing deposits with banks. Short-term investments decreased as compared with December 31, 2014 as a result of the retirement of debt, partially offset by the run-off of our liquidating receivable portfolios, receivable sales and the sale of REO properties.
Long-Term Debt (excluding amounts due to affiliates) decreased to $9,510 million at December 31, 2015 from $16,427 million at December 31, 2014. There were no issuances of long-term debt during 2015 or 2014. Repayments of long-term debt totaled $6,546 million and $3,524 million during 2015 and 2014, respectively.
In November 2015, we redeemed the Junior Subordinated Notes. We funded this transaction through a $1.0 billion loan agreement with HSBC North America entered into in October 2015 and described in more detail in Note 17, "Related Party Transactions," in the accompanying consolidated financial statements. The company-obligated mandatorily redeemable preferred securities, which are related to the Junior Subordinated Notes, were also redeemed in November 2015.
Secured financings previously issued under public trusts of $879 million at December 31, 2015 are secured by $1,654 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $1,489 million at December 31, 2014 were secured by $2,999 million of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance of all foreign-denominated notes to fix the notes in U.S. dollars.
We use derivatives for managing interest rate and currency risk and have received loan commitments from affiliates, but we do not otherwise enter into off-balance sheet transactions.
Preferred Stock In November 2010, we issued 1,000 shares of Series C preferred stock to HINO for $1.0 billion. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. During years in which there is an accumulated deficit, dividends on the Series C preferred stock are paid from additional paid-in-capital. The Series C preferred stock may be redeemed at our option after November 30, 2025.
In June 2005, we issued 575,000 shares of Series B Preferred Stock to third parties for $575 million. Dividends on the Series B preferred stock, which are non-cumulative and payable quarterly at a rate of 6.36 percent, are declared and paid each year. During years in which there is an accumulated deficit, dividends on the Series B preferred stock are paid from additional paid-in-capital. The Series B preferred stock may be redeemed at our option after June 23, 2010.
See Note 13, "Redeemable Preferred Stock," in the accompanying consolidated financial statements for additional information.
Common Equity  During 2015 and 2014, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
Selected capital ratios  In managing capital, we develop a target for tangible common equity to tangible assets. This ratio target is based on risks inherent in the portfolio and the projected operating environment and related risks. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

HSBC Finance Corporation

The following table summarizes selected capital ratios:

	December 31, 2015	December 31, 2014
Tangible common equity to tangible assets(1)	20.87%	17.33%
Common and preferred equity to total assets	27.48	22.29

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

U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the Federal Reserve capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the Federal Reserve, and the semi-annual company-run stress tests as required under the Dodd-Frank Act (collectively, "DFAST"). Under the rules, the Federal Reserve evaluates bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will provide a non-objection in relation to capital distributions only for companies that can demonstrate sufficient capital strength after making the capital distributions. HSBC North America participates in the CCAR and DFAST programs of the Federal Reserve and submitted its latest CCAR capital plan and annual company-run stress test results in January 2015. In July 2015, HSBC North America submitted its latest mid-cycle company-run stress tests results. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the Federal Reserve for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company over a nine quarter planning horizon. In late 2014, the Federal Reserve revised aspects of its rules pertaining to CCAR and DFAST. These revisions included, among other changes, a forward shift of the timeline for the submission of capital plans and stress tests for bank holding companies subject to CCAR. Under these rules, for the 2016 capital plan cycle and going forward, bank holding companies will be required to submit their capital plans and stress testing results to the Federal Reserve one quarter later than in past years (on or before April 5). The final rule made certain other substantive changes to the capital plan and stress test regulations, including limiting a bank holding company's ability to make capital distributions (subject to certain exceptions) if its actual capital issuances in that quarter were less than the amount indicated in the capital plan. In November 2015, the Federal Reserve issued a final rule to further amend the CCAR capital planning and DFAST stress testing rules. The final rule delays the use of the SLR for one year, removes the tier 1 common capital ratio calculation requirement, and modifies certain mandatory capital action assumptions. These changes apply as of January 1, 2016.
HSBC North America plans to submit its 2016 capital plan to the Federal Reserve on or before April 5, 2016. On March 11, 2015, the Federal Reserve informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital plan included in its 2015 CCAR submission.
2016 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2016:

	Funding Needs and Sources for 2016 (Minimum-Maximum)
	(in billions)
Funding needs:
Unsecured debt maturities	$5	-	$6
Secured financing maturities	—	-	1
Short term investments	1	-	1
Total funding needs	$6	-	$8
Funding sources:
Net asset attrition(1)	$2	-	$3
Asset sales and transfers	4	-	5
Total funding sources	$6	-	$8

(1)	Net of receivable charge-offs.
For 2016, the combination of cash generated from operations including balance sheet attrition, liquidation of short-term investments, funding from affiliates and asset sales will generate the liquidity necessary to meet our maturing debt obligations.

HSBC Finance Corporation

Capital Expenditures Capital expenditures in 2015 for continuing operations totaled $1 million. During 2014, we did not make any capital expenditures for continuing operations. Capital expenditures in 2016 for continuing operations are not expected to be significant.
Commitments We entered into commitments to meet the financing needs of our customers. In some cases, we have the ability to reduce or eliminate these open lines of credit. At December 31, 2015 and December 31, 2014, we had $88 million and $98 million, respectively, of open consumer lines of credit.
Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2015 by period due:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Principal balance of debt:
Due to affiliates	$500	$1,512	$2,500	$—	$—	$1,331	$5,843
Long-term debt (including secured financings)	5,062	1,454	272	184	—	2,467	9,439
Total debt	5,562	2,966	2,772	184	—	3,798	15,282
Operating leases:
Minimum rental payments	6	2	2	2	1	—	13
Minimum sublease income	(2)	—	—	—	—	—	(2)
Total operating leases	4	2	2	2	1	—	11
Non-qualified postretirement benefit liability(1)	16	15	14	13	13	154	225
Total contractual cash obligations	$5,582	$2,983	$2,788	$199	$14	$3,952	$15,518

(1)	The expected benefit payments included in the table above covers both continuing and discontinued operations and includes a future service component.
These cash obligations could be funded through cash generated from operations, asset sales, liquidation of short-term investments, funding from affiliates or capital contributions from HSBC.
The pension obligation for our employees are the contractual obligation of HSBC North America and, therefore, are excluded from the table above.
Our purchase obligations for goods and services at December 31, 2015 were not significant.

Off-Balance Sheet Arrangements

On October 17, 2013, the District Court entered a partial final judgment against us in the Jaffe litigation in the amount of approximately $2.5 billion. In addition to the partial judgment that had been entered, there also remains approximately $625 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the District Court. In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment while the appeal was on-going. The surety bond had a pricing term of three years and an annual fee of $7 million. To reduce costs associated with posting cash collateral with the insurance companies, the surety bond was guaranteed by HSBC North America and we paid HSBC North America a fee of $6 million annually for this guarantee. Given the mandate of the Court of Appeals for the Seventh Circuit reversing the judgment, during the third quarter of 2015 we terminated the surety bond and related guarantee by HSBC North America. Prior to the termination of the surety bond and related guarantee, during 2015 we recorded expense of $5 million related to the surety bond and $4 million related to the guarantee provided by HSBC North America. As a result of the reversal of the judgment and the termination of the surety bond, during the fourth quarter of 2015 we recovered $13 million of previously paid surety bond fees. During 2014, we recorded expense of $7 million related to the surety bond and $6 million related to the guarantee. See Note 21, "Commitments and Contingent Liabilities," in the accompanying consolidated financial statements.

HSBC Finance Corporation

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives or changes in the fair value of receivables held for sale, REO or receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell affects the comparability of reported results between periods. Accordingly, our results for 2015 should not be considered indicative of the results for any future period.
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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At December 31, 2015 and December 31, 2014, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $8,265 million (34 percent of total assets) and $860 million (3 percent of total assets), respectively. The increase at December 31, 2015 reflects the impact of our expanded receivable sales program as previously discussed. At December 31, 2015 and December 31, 2014, we had no Level 3 assets recorded at fair value on a recurring basis.
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
See Note 20, “Fair Value Measurements,” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value. Additionally,

HSBC Finance Corporation

see Note 20, "Fair Value Measurements," in the accompanying consolidated financial statements for information about transfers between Level 1 and Level 2 measurements and transfers between Level 2 and Level 3 measurements during 2015.

Risk Management

Overview  Managing risk effectively is fundamental to the delivery of our strategic priorities. To do so, we employ a risk management framework at all levels and across all risk types. It fosters the continuous monitoring of the risk environment and an integrated evaluation of risks and their interactions. It also ensures that we have a robust and consistent approach to risk management across all of our activities. While we are subject to a number of legal and regulatory actions and investigations, our risk management framework has been designed to provide robust controls and ongoing monitoring of our principal risks. We strive to continuously improve our risk management processes through ongoing employee training and development.
Our risk management framework is underpinned by a strong risk culture and reinforced by our values and standards. These are instrumental in aligning the behaviors of individuals with our attitude to assuming and managing risk and ensuring that our risk profile remains in line with our risk appetite. Robust risk governance and accountability are embedded throughout our business through an established framework that ensures appropriate oversight of and accountability for the effective management of risk.
Our Board of Directors and its committees, principally the Audit, Risk and Compliance Committees, has oversight responsibility for the effective management of risk. The Risk Committee advises the Board of Directors on our business run-off strategy, risk governance and internal controls as well as high-level risk related matters.
Management is accountable for the ongoing monitoring, assessment and management of the risk environment and the effectiveness of our risk management policies. Day-to-day risk management activities are the responsibility of senior managers of individual businesses, supported by HSBC global functions. We use the Three Lines of Defense model to underpin our approach to strong risk management. It defines who is responsible to do what to identify, assess, measure, manage, monitor, and mitigate risks, encouraging collaboration and enabling efficient coordination of risk and control activities. All employees are required to identify, assess and manage risk within the scope of their assigned responsibilities and, as such, they are critical to the effectiveness of the three lines of defense.
Our Risk Management function is headed by our Chief Risk Officer, who is responsible for the risk management framework. This includes establishing policies, monitoring of risk profiles and forward-looking risk identification and management.
Specific oversight of various risk management processes occurs through the following HSBC North America or Risk Management Committees:

•	the HSBC North America Asset Liability Committee (“HSBC North America ALCO”);

•	the Operational Risk Committee (“ORC”);

•	the HSBC North America Model Oversight Committee;

•	the HSBC North America Third Party Risk Oversight Committee;

•	the HSBC North America Capital Management Committee;

•	the Regulatory Compliance Governance Committee;

•	the Financial Crime Compliance Governance Committee: and

•	the Reputational Risk Committee.
Each of these committees, as well as the Risk Management Committee, has separate charters which detail their respective roles and responsibilities as it relates to risk oversight.
HSBC North America ALCO provides oversight of all liquidity, interest rate and market risk and is chaired by the HSBC North America Chief Financial Officer. Our Chief Executive Officer, Chief Financial Officer and Treasurer are members of the HSBC North America ALCO. Subject to the approval of our Board of Directors and HSBC Group, the HSBC North America ALCO sets the limits of acceptable risk, monitors the adequacy of the tools used to measure risk and assesses the adequacy of reporting. In managing these risks, we seek to protect both our income stream and the value of our assets. The HSBC North America ALCO also conducts contingency planning with regard to liquidity.
Maintaining a conservative risk profile is a core part of our philosophy. This encompasses maintaining a strong capital position and having effective liquidity and funding management. Additionally, we have zero tolerance for the following:

HSBC Finance Corporation

•	knowingly engaging in any business, activity or association where foreseeable reputational risk or damage has not been considered and/or mitigated;

•	operating without the appropriate systems and controls in place to prevent and detect financial crime;

•	deliberately or knowingly causing detriment to consumers arising from our operations or incurring a breach of the letter or spirit of regulatory requirements; and

•	inappropriate market conduct by a member of our staff or by our operations.
The principal risks associated with our operations include the following:

•	Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract;

•
Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due because of inadequate cash flow or the inability to liquidate assets or obtain funding itself;

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

The following risk tools and processes are used to identify, manage and mitigate risks and are integral to risk management.

•
We regularly monitor our risk profile across a range of risk categories. We assess the potential of these risks to have a material impact on our financial results, reputation or sustainability of our business on a current and projected basis. The risks are regularly assessed through our risk appetite profile where thematic issues arise and are considered for escalation and appropriate action. This process enables us to identify current and forward-looking risks and to take action which either stops these risks materializing or limits their impact.

•
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

Credit Risk Management  Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract. Day-to-day management of credit risk is administered by our Retail Chief Credit Officer with

HSBC Finance Corporation

ultimate reporting responsibility to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer, and to the HSBC Group Chief Risk Officer. Our credit and portfolio management procedures currently focus on effective collections and customer account management efforts, in addition to supporting disciplined execution of the receivable sales program. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. Our customer account management policies and practices are described under the caption “Credit Quality - Customer Account Management Policies and Practices” in this MD&A. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC Group standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.
Credit Review is an independent and critical Second Line of Defense function. Its mission is to identify and evaluate areas of credit risk within our business. Credit Review will identify risks and provide an ongoing assessment as to the effectiveness of the risk management framework and the related portfolios. Credit Review will independently assess the business and Risk Management functions to ensure that our receivable portfolio is managed and operating in a manner that is consistent with HSBC Group strategy, risk appetite, appropriate local and HSBC Group credit policies and procedures and applicable regulatory requirements. To ensure its independent stature, the Credit Review Charter is endorsed by the Risk Committee of our Board of Directors which grants the Head of Credit Review unhindered access to the Risk Committee, and executive sessions at the discretion of the Head of Credit Review. Accordingly, our Board of Directors will have oversight of the Credit Review annual and ongoing plan, quarterly plan updates and results of reviews.
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At December 31, 2015 and December 31, 2014, all of our existing derivative contracts are with HSBC Bank USA, making them our sole counterparty in derivative transactions. The fair value of our agreements with HSBC Bank USA required us to provide collateral to the affiliate of $491 million at December 31, 2015 and $213 million at December 31, 2014, all of which was provided in cash. See Note 11, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information about our derivative portfolio.
See Note 11, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 20, “Fair Value Measurements,” in the accompanying consolidated financial statements for information regarding the fair value of our financial instruments.
Liquidity Risk Management  Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due because of inadequate cash flow or the inability to liquidate assets or obtain funding itself. Liquidity is managed to provide the ability to generate cash to fund our assets and meet commitments at a reasonable cost in a reasonable amount of time while maintaining routine operations and market confidence. Continued success in reducing the size of our run-off real estate secured receivable portfolio, including the proceeds of receivables held for sale, will be the primary driver of our liquidity management process going forward. However, lower operating cash flow as a result of declining receivable balances will not provide sufficient cash to fully cover maturing debt in future periods. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business. Any required incremental funding has been integrated into the overall HSBC North America funding plan which we expect to be sourced through HSBC USA, HSBC North America, or will be obtained through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support. Should HSBC North America call upon us to execute certain strategies in order to address capital and other considerations, our intent may change and a portion of this required funding could be generated through additional sales of selected receivables from our receivables held for investment portfolio.
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

HSBC Finance Corporation

The stressed cash inflows include:

•	inflows (net of assumed discount required for an accelerated liquidation) expected to be generated from the realization of liquid assets;

•	contractual cash inflows from maturing assets that are not already reflected as a utilization of liquid assets;

•	proceeds of planned asset sales under contract; and

•	affiliate committed credit facilities.
Our one-month and three-month time horizon stressed coverage ratios as of December 31, 2015 were 202 percent and 180 percent, respectively. Our one-month and three-month time horizon stressed coverage ratios as of December 31, 2014 were 1,593 percent and 252 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.
HSBC North America maintains a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses. The liquidity contingency funding plan is reviewed annually and approved by the Risk Committee of the Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators is monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, widening of our credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without HSBC affiliate access to the wholesale unsecured funding market for at least 90 days. Contingency funding needs will be satisfied primarily through liquidation of short term investments, sale of receivables or secured borrowing using the mortgage portfolio as collateral. We maintain a liquid asset buffer consisting of cash and short-term liquid assets.
In 2009, the Basel Committee proposed two minimum standards for limiting liquidity risk: the liquidity coverage ratio (“LCR”), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio (“NSFR”), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. Under European Commission Delegated Regulation 2015/61, the consolidated LCR became a minimum regulatory standard beginning on October 1, 2015. The Basel Committee finalized the LCR in 2013 with phase-in beginning in 2015. The Basel Committee finalized the NSFR in 2014. The European calibration of NSFR is still pending following the Basel Committee’s final recommendation in October 2014.
In September 2014, the Federal Reserve, the OCC and the Federal Deposit Insurance Corporation issued final regulations to implement the LCR in the U.S., applicable to certain large banking institutions, including HSBC North America. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banks and bank holding companies but are expected to do so well in advance of the NSFR’s scheduled global implementation by January 1, 2018.
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
In November 2015, the Financial Stability Board ("FSB") issued final standards for total loss-absorbing capacity (“TLAC”) requirements for global systemically important banks ("G-SIBs"), which will apply to our ultimate parent, HSBC, once implemented in the United Kingdom ("U.K."). The new standard also permits authorities in host jurisdictions to require “internal” TLAC to be prepositioned (issued by local entities to either parent entities or third parties). The purpose of this new standard is to ensure that G-SIBs have sufficient loss-absorbing and recapitalization capacity available to implement an orderly resolution with continuity of critical functions and minimal impact on financial stability, and to ensure cooperation between home and host authorities during resolution. The new standard calls for all G-SIBs to be subject to TLAC requirements starting January 1, 2019, to be fully phased in January 1, 2022. In the United States, the Federal Reserve published proposed rules on October 30, 2015 that would implement

HSBC Finance Corporation

in the United States the FSB’s TLAC standard. The proposed rules would require, among other things, the U.S. intermediate holding companies of non-U.S. G-SIBs, including HSBC North America, to maintain minimum amounts of “internal” TLAC, which would include minimum levels of TLAC and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019. The TLAC Proposal would also include “clean holding company requirements” that impose limitations on the types of financial transactions HSBC’s U.S. intermediate holding company, HSBC North America, could engage in. The FSB’s TLAC standard and the Federal Reserve’s TLAC proposal represent a significant expansion of the current regulatory capital framework that may, if adopted as proposed, require both HSBC North America and HSBC to make modifications to the terms of outstanding debt instruments.
As indicated by the major rating agencies, our credit ratings are directly dependent upon the continued support of HSBC. A credit rating downgrade would increase future borrowing costs only for new debt obligations, if any. As discussed above, we do not currently expect to need to raise funds from the issuance of third party debt going forward, but instead any required funding has been integrated into HSBC North America's funding plans which we expect to be sourced through HSBC USA, HSBC North America or through direct support from HSBC or its affiliates. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
The following table summarizes our credit ratings at both December 31, 2015 and December 31, 2014:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB-	Baa3	-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. As of December 31, 2015, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
Other conditions that could negatively affect our liquidity include unforeseen capital requirements, a strengthening of the U.S. dollar which would require us to post additional collateral for our cross currency swaps, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC and its subsidiaries.
See “Liquidity and Capital Resources” for further discussion of our liquidity position.
Market Risk Management  The objective of our market risk management process is to manage and control market risk exposures in order to optimize return on risk. Market risk is the risk that movements in market risk factors such as interest rates and foreign currency exchange rates, will reduce our income or the value of our portfolios. Market risk is managed by the HSBC North America Head of Market Risk.
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
Interest Rate Risk Management  Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities as well as losses due to rate movements. We use simulation models to measure the impact of anticipated changes in interest rates on net interest income and execute appropriate risk management actions. The key assumptions used in these models include projected balance sheet attrition, cash flows from certain derivative financial instruments and changes in market conditions. While these assumptions are based on our best estimates of future conditions, we cannot precisely predict our earnings due to the uncertainty inherent in the economic environment. We use derivative financial instruments, principally standard, over-the-counter interest rate swaps, to manage these exposures.
Our exposure to interest rate risk is also changing as the balance sheet declines and a growing percentage of our remaining real estate receivables are modified and/or re-aged. Prior to the credit crisis, real estate receivables had original contractual maturities of 30 years but active customer refinancing resulted in a much shorter duration of three years. Debt was typically issued in intermediate and longer term maturities (5 to 10 years) to maximize the liquidity benefit. The interest rate risk created by combining

HSBC Finance Corporation

short duration assets with long duration liabilities was reduced by entering into hedge positions that reduced the duration of the liabilities portfolio.
The duration assumption for our fixed rate real estate secured receivable portfolio is estimated to be 4.8 years at December 31, 2015 reflecting the impact of a higher percentage of receivables staying on our balance sheet longer than prior to the credit crisis due to the impact of modification programs and/or lack of refinancing alternatives. At the same time, the duration of our liability portfolio continues to decline due to the passage of time and the absence of new long-term debt issuance.
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
Net interest income simulation modeling techniques are utilized to monitor a number of interest rate scenarios for their impact on projected net interest income. These techniques simulate the impact on projected net interest income under various rate shock scenarios, such as scenarios in which rates rise or fall by 100 basis points over a twelve month period. During 2015, net interest income modeling assumptions were revised to remove the impact of fair value option swaps and non-qualifying hedges from the analysis and to express the sensitivity as a percent of base line projected net interest income. Additionally during 2015, the modeling assumptions were revised to remove the impact of preferred issue dividends from the analysis. The figures presented below for December 31, 2014 have been revised to conform to this presentation. The following table reflects the impact on projected net interest income of the scenarios utilized by these modeling techniques:

	December 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income:
Resulting from a gradual 100 basis point increase in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$14	1.9%	$27	3.8%
Resulting from a gradual 100 basis point decrease in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$(10)	(1.3)%	$(20)	(2.8)%
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
The scenario above which assumes a gradual 100 basis point decrease in the yield curve has become less meaningful as a result of the continued period of low interest rates. As a result, we have also performed an additional scenario which considers the impact on projected net interest income of an immediate 50 basis point decrease in the yield curve. At December 31, 2015, this scenario would result in a decrease in projected net interest income of $3 million or less than 1 percent.
A principal consideration underlying the projected net interest income at risk analysis is the projected prepayment of receivable balances for a given economic scenario. Individual loan underwriting standards in combination with housing valuations, receivable modification programs, changes to our foreclosure processes and macroeconomic factors related to available mortgage credit are the key assumptions driving these prepayment projections. While we have utilized a number of sources to refine these projections, we cannot currently project precise prepayment rates with a high degree of certainty in all economic environments given post crisis, significant changes in both subprime mortgage underwriting standards and property valuations across the country.
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Operational Risk Management  Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events (including legal risk). Operational risk is relevant to every aspect of our business and covers a wide spectrum of risks. Our strategy is to manage operational risks in a cost effective manner, within targeted levels consistent with the risk appetite. The Operational Risk Management Framework ensures minimum standards of governance and organization over operational risk and internal control throughout HSBC Finance Corporation and covers all our businesses and operations (including all activities, processes and systems). During 2015, our risk profile was dominated by compliance and legal risks; the incidence and response to regulatory proceedings and other adversarial proceedings against financial services firms is significant.

HSBC Finance Corporation

We have prioritized resources to develop and execute remedial actions to regulatory matters, including enhancing or adding internal controls and we closely monitor the possible impacts of litigation on our operational risk profile.
We have established an independent operational risk management discipline in the U.S. which is led by the U.S. Head of Operational Risk reporting to the Chief Risk Officer. The mission of the Operational Risk Committee, chaired by the U.S. Head of Operational Risk, is to provide governance and strategic oversight of the operational risk management framework, including the identification, assessment, monitoring and appetite of operational risk. Selected results and reports from this committee are communicated to the Risk Management Committee and subsequently to the Risk Committee of the Board of Directors. While management in the First Line of Defense is responsible for managing and controlling operational risk, the central operational risk function provides functional oversight by coordinating the following activities:

•	developing operational risk management policies and procedures;

•	developing and managing methodologies and tools to support the identification, assessment, and monitoring of operational risks;

•	providing firm-wide operational risk and control reporting and facilitating the development of action plans;

•	identifying emerging risks and monitoring operational risks and internal controls to reduce foreseeable, future loss exposure;

•	analyze root-cause of large operational risk losses;

•	providing operational risk training and awareness programs for employees throughout the firm;

•	communicating with the First Line of Defense, including Business Risk Control Managers, to ensure the operational risk management framework is executed within their respective business or function;

•	independently reviewing the operational risk and control assessments, communicating results to management and monitoring remedial actions that may be necessary to improve the assessments; and

•	modeling operational risk losses and scenarios for capital management purposes.
Management of operational risk includes identification, assessment, monitoring, mitigation, rectification, and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the operational risk management framework have been communicated by issuance of HSBC standards. Details and local application of the standards have been documented and communicated by issuance of a U.S. Operational Risk policy. Key elements of the policy and our operational risk management framework include:

•	business and function management is responsible for the assessment, identification, management, and reporting of their operational risks and monitoring the ongoing effectiveness of key controls;

•
material risks are assigned an overall risk prioritization / rating based on the typical and severe assessments and considers the direct financial costs and the indirect impacts to the business. An assessment of the effectiveness of key controls that mitigate these risks is made. An operational risk database is used to record the risk and control assessments and track related issues and mitigation action plans. The risk assessments are reviewed at least annually, or as business conditions change;

•	key risk indicators are established and monitored where appropriate; and

•	the database is also used to track operational losses for analysis of root causes, comparison with risk assessments, lessons learned and capital modeling.
Management practices include standard reporting to senior management and the Operational Risk Committee of material risks, significant control deficiencies, risk mitigation action plans, losses and key risk indicators. We also monitor external operational risk events to ensure that we remain in line with best practice and take into account lessons learned from publicized operational failures within the financial services industry. Operational risk management is an integral part of the new product development and approval process and the employee performance management process, as applicable.
Internal audit, which is the Third Line of Defense, provides an important independent check on controls and test institutional compliance with the operational risk management framework. Internal audit utilizes a risk-based approach to determine its audit coverage in order to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance and reporting. This includes reviews of the operational risk framework, the effectiveness and accuracy of the risk assessment process, and the loss data collection and reporting activities.

HSBC Finance Corporation

Compliance Risk Management  Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, rules, codes, regulations and standards of good market practice causing us to incur fines, penalties and damage to our business and reputation. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization. Compliance risk is managed through a compliance risk management program made up of Regulatory Compliance (designed to comply with the spirit and letter of the laws, regulations, rules codes and standards) and Financial Crime Compliance (designed to prevent, detect and deter compliance issues, including money laundering and terrorist financing activities). Under the oversight of the Compliance Committee of the Board of Directors and senior management, the Head of Regulatory Compliance and the Head of Financial Crimes Compliance oversee the design, execution and administration of our compliance risk program
All HSBC employees are required to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. In 2013, regulators and other agencies pursued investigations into historical activities and we continued to work with them in relation to already identified issues. Following the deferred prosecution agreements reached in December 2012 between U.S. authorities and HSBC and HSBC Bank USA in relation to investigations regarding inadequate compliance with anti-money laundering, the U.S. Bank Secrecy Act and sanctions laws, along with a related undertaking with the U.K.’s Financial Conduct Authority, management has responded to extensive interviews and data requests and continues to enhance our controls.
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

HSBC Finance Corporation

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
Reputational Risk Management  Reputational risk is the risk arising from failure to meet stakeholder expectations as a result of any event, behavior, action or inaction, either by us, our employees, the HSBC Group or those with whom we are associated that may cause stakeholders to form a negative view of us. This might also result in financial or non-financial impacts, loss of confidence or other consequences. The safeguarding of our reputation is of paramount importance to our continued prosperity and is the responsibility of every member of our staff. Reputational risk can arise from social, ethical or environmental issues, or as a consequence of operational and other risk events. Our good reputation depends upon the way in which we conduct our business, but can also be affected by the way in which customers to whom we provide financial services conduct themselves.
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
Security and Fraud Risk Management  Security and Fraud risk is the risk to the business from terrorism, crime, fraud, information security, incidents/disasters, cyber-attacks and groups hostile to HSBC interests. The role of Security and Fraud Risk Management ("SFR") is the protection of people, property, assets and information by reducing the risk to the business from terrorism, crime, incidents/disasters and groups hostile to our interests. To achieve this, SFR is organizationally part of the business it supports and they advise and assist senior executive management who have overall responsibility for security and fraud issues.

HSBC Finance Corporation

Security and Fraud Risk issues are managed at the HSBC Group level by HSBC Global Security and Fraud Risk. This unit, which has responsibility for Information, Fraud, Contingency, Physical and Geopolitical risks, is fully integrated within the HSBC Central Group Risk function. This enables management to identify and mitigate the permutations of these and other non-financial risks across the jurisdictions in which we operate.
The Information Security Risk function is responsible for defining the strategy and policy by which we protect our information assets and services from compromise, corruption or loss whether caused deliberately or inadvertently by internal or external parties. It provides independent advice, guidance and oversight to us about the effectiveness of information security controls and practices in place or being proposed.
The Fraud Risk function is responsible for ensuring that effective prevention, detection and investigation measures are in place against all forms of fraudulent activity, whether initiated internally or externally, and is available to support our business. To achieve that and to attain the level of integration needed to face the threat, the management of all types of fraud (e.g. real estate secured receivable fraud and internal fraud, including investigations), is established within one management structure and is part of the HSBC Global Risk function. We use technology extensively to prevent and detect fraud. We have a fraud systems strategy which is designed to provide minimum standards and allow easier sharing of best practices to detect fraud and minimize false alerts. We have developed a holistic and effective anti-fraud strategy which, in addition to the use of advanced technology, includes fraud prevention policies and practices, the implementation of strong internal controls, an investigations response team and liaison with law enforcement where appropriate.
The Contingency Risk function is responsible for ensuring that our critical systems, processes and functions have the resilience to maintain continuity in the face of major disruptive events. Within this wider risk, Business Continuity Management covers the pre-planning for recovery, seeking to minimize the adverse effects of major business disruption against a range of actual or emerging risks. The pre-planning concentrates on the protection of customer services, our staff, revenue generation, the integrity of data and documents and meeting regulatory requirements. Our recovery plans are developed following the completion of a Business Impact Analysis. This determines how much time we could sustain an outage before the level of losses becomes unacceptable (i.e. its criticality). These plans are reviewed and tested every year. The planning is undertaken in accordance with HSBC Group policy and standards and we confirm in an annual compliance certificate that all have been met. Should there be exceptions, these are raised and their short-term resolution is overseen by HSBC Group and HSBC North America business continuity teams. It is important that plans are dynamic and meet all risks, particularly those of an emerging nature such as possible pandemics and cyber-attacks. The operational risk management framework is used to measure our resilience to these risks and is confirmed to HSBC Group and HSBC North America risk committees. Resilience is managed through various risk mitigation measures. These include agreeing with our information technology department about acceptable recovery times of systems, ensuring our critical buildings have the correct infrastructure to enable ongoing operations, requiring critical vendors to have their own recovery plans and arranging with HSBC Group insurance appropriate cover for business interruption costs.
The Physical Security Risk function develops practical physical, electronic, and operational countermeasures to ensure that the people, property and assets we manage are protected from crime, theft, attack and groups hostile to our interests.
Geopolitical Risk provides both regular and ad hoc reporting to business executives and senior SFR management on geopolitical risk profiles and evolving threats. This both enhances strategic business planning and provides an early view into developing security risks. Security travel controls and guidance are also maintained.
Model Risk Management Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. This occurs primarily for two reasons: 1) the model may produce inaccurate outputs when compared to the intended business use and design objective; and 2) the model could be used incorrectly. In order to manage the risks arising out of the use of incorrect or misused model output or reports, a comprehensive Model Risk Governance framework has been established that provides oversight and challenge to all models across HSBC North America. This framework includes a HSBC North America Model Standards Policy that was enhanced during the second quarter of 2014 and brought into alignment with model risk management regulations. As a result of these enhancements, the model and non-model inventory was updated and will be maintained on a periodic basis. Each area that uses models has developed model management procedures which align with the Model Standards Policy. A Model Risk Measurement framework was also developed and implemented to measure, mitigate and monitor model risk across HSBC North America. Model risk management training was also developed and implemented across HSBC North America to increase the understanding of models and model risk. Additionally, the HSBC North America Model Oversight Committee was reestablished to manage Model Risk Governance on an ongoing basis.
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

HSBC Finance Corporation

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
Pension Risk Management Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations required to be paid and includes the risk that assumptions used by our actuaries may differ from actual experience. Effective beginning in 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC USA into a single HSBC North America qualified defined benefit plan. As of January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2015, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $475 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 16, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

GLOSSARY OF TERMS

Basis point – A unit that is commonly used to describe changes in interest rates. The relationship between percentage changes and basis points can be summarized as a 1 percent change equals a 100 basis point change or .01 percent change equals 1 basis point.
Contractual Delinquency – A method of determining aging of past due accounts based on the status of payments under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as the re-aging of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management plans, loan rewrites and deferments.
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
FASB – Financial Accounting Standards Board.
Federal Reserve – The Federal Reserve Board, the principal regulator of HSBC North America.
FDIC – Federal Deposit Insurance Corporation.
First Line of Defense – Part of the Three Lines of Defense model for managing risk. The First Line of Defense is predominately comprised of management who are accountable and responsible for their day to day activities, processes and controls. The First Line of Defense must ensure all key risks within their activities and operations are identified, mitigated and monitored by an appropriate control environment that is commensurate with our risk appetite.
Foreign Exchange Contract or Currency Swap – A contract used to minimize our exposure to changes in foreign currency exchange rates.
FVO – Fair value option.
G-SIBs – Global systemically important banks.

HSBC Finance Corporation

Group Reporting Basis – A non-U.S. GAAP measure of reporting results using financial information prepared on the basis of HSBC Group's accounting and reporting policies which apply International Financial Reporting Standards as issued by the International Accounting Standards Board and as endorsed by the European Union.
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
LCR – Liquidity Coverage Ratio.
Loan-to-Value (“LTV”) Ratio – LTV ratios for first liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies). LTV ratios for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. The value used in the ratio is determined using the current estimated property values as derived from the property's appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency's house pricing index (“HPI”) at either a Core Based Statistical Area or state level. The value is determined using the most current HPIs available and applied on an individual receivable basis.
Net Charge-off Ratio – Net charge-offs of receivables expressed as a percentage of average consumer receivables outstanding for a given period.
Net Interest Income – Interest income from receivables and noninsurance investment securities reduced by interest expense.
Net Interest Margin – Net interest income expressed as a percentage of average interest-earning assets.
Nonaccrual Receivables – Receivables which are 90 or more days contractually delinquent as well as second lien receivables (regardless of delinquency status) where the first lien receivable that we own or service is 90 or more days contractually delinquent.
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
SEC – The Securities and Exchange Commission.
Second Line of Defense – Part of the Three Lines of Defense model for managing risk. The Second Line of Defense is predominately comprised of various functions, such as Finance, Legal, Risk, Compliance and Human Resources, whose role is to ensure that we

HSBC Finance Corporation

are operating in line with our risk appetite. These functions must also maintain and monitor controls for which they are directly responsible.
Secured Financing – A type of collateralized funding transaction in which the interests in a dedicated pool of real estate secured receivables are sold to a special purpose entity which then issues securities that are sold to investors. These transactions do not receive sale treatment for accounting purposes.
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
TDR Loans – Troubled debt restructurings, which are substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods. TDR Loans also include all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification. Additionally, TDR Loans include receivables discharged under Chapter 7 bankruptcy and not re-affirmed. TDR Loans are considered to be impaired loans.
Third Line of Defense – Part of the Three Lines of Defense model for managing risk. The Third Line of Defense is comprised of Internal Audit, who provides independent assurance as to the effectiveness of the design, implementation and embedding of the risk management frameworks as well as the management of the risks and controls by the First Line of Defense and control oversight by the Second Line of Defense.
Three Lines of Defense Model – This model is used to manage our risk environment and defines who is responsible to identify, assess, measure, manage, monitor and mitigate risk. It encourages collaboration and enables efficient coordinate of risk and control activities.
U.S. GAAP – Generally accepted accounting principles in the United States.

HSBC Finance Corporation

CREDIT QUALITY STATISTICS – CONTINUING OPERATIONS

	2015	2014	2013	2012	2011
	(dollars are in millions)
Two-Month-and-Over Contractual Delinquency Ratios for Receivables and Receivables Held for Sale:(1)
Real estate secured	5.37%	8.81%	14.44%	17.16%	18.98%
Personal non-credit card	—	—	—	3.24	9.35
Total	5.37%	8.81%	14.44%	16.03%	17.93%
Ratio of Net Charge-offs to Average Receivables for the Year(2)
Real estate secured	14.41%	2.91%	4.61%	6.70%	7.13%
Personal non-credit card	—	—	—	4.47	11.84
Total	14.41%	2.84%	4.44%	6.59%	7.69%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables(2)	14.54%	2.99%	4.84%	6.94%	7.58%
Nonaccrual Receivables:
Real estate secured	$283	$1,024	$1,769	$3,032	$6,544
Personal non-credit card	—	—	—	—	330
Nonaccrual receivables held for sale	386	509	1,422	2,161	—
Total	$669	$1,533	$3,191	$5,193	$6,874
Real Estate Owned	$88	$159	$323	$227	$299

(1)
The two-months-and-over contractual delinquency ratio is calculated as dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale expressed as a percentage of receivables and receivables held for sale at a given date.

(2)
See “Credit Quality” in this MD&A for discussion of the trends between years for the ratio of net charge-offs to average receivables and the ratio of real estate charge-offs and REO expense as a percent of average real estate secured receivables.

HSBC Finance Corporation

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – CONTINUING OPERATIONS

	2015	2014	2013	2012	2011
	(dollars are in millions)
Total Credit Loss Reserves at January 1	$2,217	$3,273	$4,607	$5,952	$5,512
Provision for Credit Losses	250	(365)	(21)	2,224	4,418
Charge-offs:
Real estate secured:
First lien	(2,004)	(657)	(1,186)	(2,094)	(2,527)
Second lien	(177)	(197)	(335)	(538)	(827)
Total real estate secured receivables(1)	(2,181)	(854)	(1,521)	(2,632)	(3,354)
Personal non-credit card	—	—	—	(389)	(1,127)
Total receivables charged off	(2,181)	(854)	(1,521)	(3,021)	(4,481)
Recoveries:
Real estate secured:
First lien	20	84	112	60	34
Second lien	5	59	38	58	60
Total real estate secured receivables	25	143	150	118	94
Personal non-credit card	—	18	50	299	409
Total recoveries on receivables	25	161	200	417	503
Reserves on Personal Non-Credit Card Receivables Transferred to Held for Sale	—	—	—	(965)	—
Other, net	—	2	8	—	—
Credit Loss Reserves:
Real estate secured	311	2,217	3,273	4,607	4,912
Personal non-credit card	—	—	—	—	1,040
Total Credit Loss Reserves at December 31	$311	$2,217	$3,273	$4,607	$5,952
Ratio of Credit Loss Reserves to:
Receivables held for investment	2.8%	8.4%	11.1%	12.9%	11.6%
Nonaccrual receivables held for investment	91.9	185.0	166.6	140.1	81.0

(1)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the years ended December 31, 2015, 2014 and 2013 and, accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $1,622 million during the year ended December 31, 2015 compared with $58 million and $164 million during the years ended December 31, 2014 and 2013, respectively. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional information.

HSBC Finance Corporation

NET INTEREST MARGIN – CONTINUING OPERATIONS 2015 COMPARED WITH 2014

The following table shows the average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid and the average rate by each component for the years ended December 31, 2015 and 2014. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. During 2015 and 2014, there was no interest expense allocated to our discontinued operations.

	Average Outstanding		Average Rate		Finance and Interest Income/ Interest Expense		Increase/(Decrease) Due to:
							Total Variance	Volume Variance(1)	Rate Variance(1)
	2015	2014	2015	2014	2015	2014
	(dollars are in millions)
Receivables:
Real estate secured	$20,867	$26,150	7.51%	7.31%	$1,567	$1,911	$(344)	$(395)	$51
Personal non-credit card	—	(1)	—	—	—	—	—	—	—
Other	26	33	—	—	—	—	—	—	—
Total receivables	20,893	26,182	7.50	7.30	1,567	1,911	(344)	(395)	51
Noninsurance investments	4,683	6,239.64		.45	30	28	2	(8)	10
Interest related to income tax receivables	—	—	—	—	1	(13)	14	14	—
Total interest-earning assets	$25,576	$32,421	6.25%	5.94%	$1,598	$1,926	$(328)	$(424)	$96
Other assets	2,720	1,876
Total Assets	$28,296	$34,297
Debt:
Due to related party	$6,155	$7,739	3.36%	2.87%	$207	$222	$(15)	$(50)	$35
Long-term debt	13,511	17,965	5.09	4.65	688	836	(148)	(221)	73
Total debt	$19,666	$25,704	4.55%	4.12%	$895	$1,058	$(163)	$(267)	$104
Other liabilities	1,873	2,014
Total liabilities	21,539	27,718
Preferred securities	1,575	1,575
Common shareholder’s equity	5,182	5,004
Total Liabilities and Shareholders’ Equity	$28,296	$34,297
Net Interest Margin(2)			2.75%	2.68%	$703	$868	$(165)	$(157)	$(8)
Interest Spreads(3)			1.70%	1.82%

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

	Average Outstanding		Average Rate		Finance and Interest Income/ Interest Expense		Increase/(Decrease) Due to:
							Total Variance	Volume Variance(1)	Rate Variance(1)
	2014	2013	2014	2013	2014	2013
	(dollars are in millions)
Receivables:
Real estate secured	$26,150	$33,489	7.31%	6.71%	$1,911	$2,247	$(336)	$(524)	$188
Personal non-credit card(4)	(1)	750	—	22.13	—	166	(166)	(83)	(83)
Other	33	40	—	—	—	—	—	—	—
Total receivables	26,182	34,279	7.30	7.04	1,911	2,413	(502)	(588)	86
Noninsurance investments	6,239	5,738.45		.47	28	27	1	2	(1)
Interest related to income tax receivables	—	—	—	—	(13)	(2)	(11)	(11)	—
Total interest-earning assets	$32,421	$40,017	5.94%	6.09%	$1,926	$2,438	$(512)	$(453)	$(59)
Other assets	1,876	1,824
Total Assets	$34,297	$41,841
Debt:
Due to related party	$7,739	$8,664	2.87%	2.64%	$222	$229	(7)	(26)	19
Long-term debt	17,965	24,836	4.65	4.59	836	1,141	(305)	(320)	15
Total debt	$25,704	$33,500	4.12%	4.09%	$1,058	$1,370	$(312)	$(321)	$9
Other liabilities	2,014	1,419
Total liabilities	27,718	34,919
Preferred securities	1,575	1,575
Common shareholder’s equity	5,004	5,347
Total Liabilities and Shareholders’ Equity	$34,297	$41,841
Net Interest Margin(2)			2.68%	2.67%	$868	$1,068	$(200)	$(132)	$(68)
Interest Spreads(3)			1.82%	2.00%

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
Group Reporting Basis The Group Reporting Basis represents a non-U.S. GAAP measure of reporting results in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards as issued by the IASB. For a reconciliation of Group Reporting Basis results to the comparable owned basis amounts, see Note 18, “Business Segments,” in the accompanying consolidated financial statements.
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
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures The following table provides a reconciliation for selected equity ratios:

	2015	2014	2013	2012	2011
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$5,060	$5,548	$5,086	$4,530	$5,351
Exclude:
Fair value option adjustment	(8)	(75)	(99)	(182)	(755)
Unrealized losses on cash flow hedging instruments	15	51	97	358	494
Postretirement benefit plan adjustments, net of tax	(28)	14	11	26	11
Unrealized losses on investments and interest-only strip receivables	—	—	—	(116)	(102)
Intangible assets	—	—	—	—	(514)
Tangible common equity	$5,039	$5,538	$5,095	$4,616	$4,485
Tangible shareholders’ equity:
Tangible common equity	$5,039	$5,538	$5,095	$4,616	$4,485
Preferred stock	1,575	1,575	1,575	1,575	1,575
Mandatorily redeemable preferred securities of HSBC Finance Capital Trust IX(1)	—	1,000	1,000	1,000	1,000
Tangible shareholders’ equity	$6,614	$8,113	$7,670	$7,191	$7,060
Tangible assets:
Total assets	$24,145	$31,960	$37,872	$46,778	$63,567
Exclude:
Intangible assets	—	—	—	—	(514)
Tangible assets	$24,145	$31,960	$37,872	$46,778	$63,053
Equity ratios:
Common and preferred equity to total assets	27.48%	22.29%	17.59%	13.05%	10.90%
Tangible common equity to tangible assets	20.87	17.33	13.45	9.87	7.11
Tangible shareholders’ equity to tangible assets	27.39	25.38	20.25	15.37	11.20

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

Our 2015 Financial Statements meet the requirements of Regulation S-X. The 2015 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
HSBC Finance Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of HSBC Finance Corporation and its subsidiaries at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 22, 2016

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
HSBC Finance Corporation:

We have audited the accompanying consolidated balance sheet of HSBC Finance Corporation and subsidiaries, an indirect and wholly-owned subsidiary of HSBC Holdings plc, as of December 31, 2014, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC Finance Corporation and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP
Chicago, Illinois
February 23, 2015

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2015	2014	2013
	(in millions)
Interest income	$1,598	$1,926	$2,438
Interest expense on debt held by:
Non-affiliates	688	836	1,141
HSBC affiliates	207	222	229
Interest expense	895	1,058	1,370
Net interest income	703	868	1,068
Provision for credit losses	250	(365)	(21)
Net interest income after provision for credit losses	453	1,233	1,089
Other revenues:
Derivative related income (expense)	(97)	(303)	145
Gain on debt designated at fair value and related derivatives	213	208	228
Servicing and other fees from HSBC affiliates	20	28	26
Lower of amortized cost or fair value adjustment on receivables held for sale	(130)	201	536
Other income (loss)	85	92	(54)
Total other revenues	91	226	881
Operating expenses:
Salaries and employee benefits	196	197	229
Occupancy and equipment expenses, net	30	36	36
Real estate owned expenses	19	19	74
Other expenses	940	165	312
Support services from HSBC affiliates	224	271	281
Total operating expenses	1,409	688	932
Income (loss) from continuing operations before income tax	(865)	771	1,038
Income tax expense (benefit)	(471)	224	325
Income (loss) from continuing operations	(394)	547	713
Discontinued operations (Note 3):
Loss from discontinued operations before income tax	(54)	(27)	(249)
Income tax benefit	17	3	72
Loss from discontinued operations	(37)	(24)	(177)
Net income (loss)	$(431)	$523	$536
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31,	2015	2014	2013
	(in millions)
Net income (loss)	$(431)	$523	$536
Other comprehensive income, net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	37	45	261
Securities available-for-sale, not other-than temporarily impaired	—	—	(115)
Other-than-temporarily impaired debt securities available-for-sale	—	—	(1)
Pension and postretirement benefit plan adjustments	42	(2)	15
Foreign currency translation adjustments	—	—	(11)
Other comprehensive income, net of tax	79	43	149
Total comprehensive income (loss)	$(352)	$566	$685

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	December 31, 2015	December 31, 2014
	(in millions, except share data)
Assets
Cash	$124	$157
Interest bearing deposits with banks	—	2,000
Securities purchased under agreements to resell	2,724	3,863
Receivables, net (including $1.7 billion and $3.0 billion at December 31, 2015 and 2014, respectively, collateralizing long-term debt and net of credit loss reserves of $311 million and $2.2 billion at December 31, 2015 and 2014, respectively)	8,987	21,242
Receivables held for sale	8,265	860
Properties and equipment, net	4	63
Real estate owned	88	159
Deferred income taxes, net	2,923	2,444
Other assets	1,017	1,109
Assets of discontinued operations	13	63
Total assets	$24,145	$31,960
Liabilities
Debt:
Due to affiliates (including $496 million and $512 million at December 31, 2015 and 2014, respectively, carried at fair value)	$5,925	$6,945
Long-term debt (including $3.3 billion and $6.8 billion at December 31, 2015 and 2014, respectively, carried at fair value and $879 million and $1.5 billion at December 31, 2015 and 2014, respectively, collateralized by receivables)	9,510	16,427
Total debt	15,435	23,372
Derivative related liabilities	57	82
Liability for postretirement benefits	143	221
Other liabilities	1,773	1,091
Liabilities of discontinued operations	102	71
Total liabilities	17,510	24,837
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding at both December 31, 2015 and 2014)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding at both December 31, 2015 and 2014)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued and outstanding at both December 31, 2015 and 2014)	—	—
Additional paid-in-capital	23,245	23,381
Accumulated deficit	(18,199)	(17,768)
Accumulated other comprehensive income (loss)	14	(65)
Total common shareholder’s equity	5,060	5,548
Total shareholders’ equity	6,635	7,123
Total liabilities and shareholders’ equity	$24,145	$31,960

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Year Ended December 31,	2015	2014	2013
	(in millions, except share data)
Preferred stock
Balance at beginning and end of period	$1,575	$1,575	$1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in-capital
Balance at beginning of period	23,381	23,485	23,614
Dividends on preferred stock	(123)	(123)	(123)
Employee benefit plans, including transfers and other	(13)	19	(6)
Balance at end of period	23,245	23,381	23,485
Accumulated deficit
Balance at beginning of period	(17,768)	(18,291)	(18,827)
Net income (loss)	(431)	523	536
Balance at end of period	(18,199)	(17,768)	(18,291)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(65)	(108)	(257)
Other comprehensive income	79	43	149
Balance at end of period	14	(65)	(108)
Total common shareholder’s equity at end of period	5,060	5,548	5,086
Total shareholders' equity at end of period	$6,635	$7,123	$6,661

Shares of preferred stock
Number of shares at beginning and end of period	576,000	576,000	576,000
Shares of common stock
Number of shares at beginning and end of period	68	68	68

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2015	2014	2013
	(in millions)
Cash flows from operating activities
Net income (loss)	$(431)	$523	$536
Loss from discontinued operations	(37)	(24)	(177)
Income (loss) from continuing operations	(394)	547	713
Adjustments to reconcile income (loss) to net cash used in operating activities:
Provision for credit losses	250	(365)	(21)
Lower of amortized cost or fair value adjustment on receivables held for sale	130	(201)	(536)
(Gain) loss on sale of real estate owned, including lower of amortized cost or fair value adjustments	2	(20)	8
Depreciation and amortization	7	9	8
Mark-to-market on debt designated at fair value and related derivatives	(18)	59	90
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	(359)	(799)	(445)
Deferred income tax (benefit) provision	(527)	116	1,242
Net change in other assets	138	328	(72)
Net change in other liabilities	607	(136)	(109)
Other, net	204	68	121
Cash provided by (used in) operating activities – continuing operations	40	(394)	999
Cash provided by (used in) operating activities – discontinued operations	24	41	(239)
Cash provided by (used in) operating activities	64	(353)	760
Cash flows from investing activities
Net change in short-term securities available-for-sale	—	—	80
Net change in securities purchased under agreements to resell	1,140	3,060	(4,763)
Net change in interest bearing deposits with banks	2,000	(2,000)	1,371
Receivables:
Net collections	2,142	2,046	2,872
Proceeds from sales of receivables	2,022	2,242	6,095
Proceeds from sales of real estate owned	199	442	640
Sales (purchases) of properties and equipment	53	—	(6)
Cash provided by investing activities – continuing operations	7,556	5,790	6,289
Cash provided by investing activities – discontinued operations	14	—	215
Cash provided by investing activities	7,570	5,790	6,504

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2015	2014	2013
	(in millions)

Cash flows from financing activities
Debt:
Net change in due to affiliates	(1,004)	(1,813)	(329)
Long-term debt retired	(6,546)	(3,524)	(7,011)
Shareholders’ dividends	(123)	(123)	(123)
Cash used in financing activities – continuing operations	(7,673)	(5,460)	(7,463)
Cash used in financing activities – discontinued operations	—	—	—
Cash used in financing activities	(7,673)	(5,460)	(7,463)
Net change in cash	(39)	(23)	(199)
Cash at beginning of period(1)	175	198	397
Cash at end of period(2)	$136	$175	$198
Supplemental Cash Flow Information:
Interest paid	$939	$1,099	$1,420
Income taxes paid during period	37	32	8
Income taxes refunded during period	2	278	889
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned upon foreclosure	$131	$258	$744
Transfer of receivables to held for sale	10,327	909	2,130

(1)	Cash at beginning of period includes $18 million, $23 million and $200 million for discontinued operations as of January 1, 2015, 2014 and 2013, respectively.

(2)	Cash at end of period includes $12 million, $18 million and $23 million for discontinued operations as of December 31, 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	96	12	Income Taxes	123
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	96	13	Redeemable Preferred Stock	126
3	Discontinued Operations	103	14	Accumulated Other Comprehensive Loss	127
4	Securities Purchased Under Agreements to Resell	104	15	Share-Based Plans	129
5	Receivables, net	104	16	Pension and Other Postretirement Benefits	130
6	Credit Loss Reserves	110	17	Related Party Transactions	132
7	Receivables Held for Sale	112	18	Business Segments	134
8	Properties and Equipment, Net	116	19	Variable Interest Entities	139
9	Long-Term Debt	117	20	Fair Value Measurements	140
10	Fair Value Option	118	21	Commitments and Contingent Liabilities	145
11	Derivative Financial Instruments	120	22	Litigation and Regulatory Matters	146

1.	Organization

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

2.	Summary of Significant Accounting Policies and New Accounting Pronouncements

Summary of Significant Accounting Policies
Basis of Presentation The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant losses recognized and the challenges we anticipate with respect to a sustained return to profitability under prevailing and forecasted economic and business conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund continuing operations.
The consolidated financial statements include the accounts of HSBC Finance Corporation and all subsidiaries including a variable interest entity (“VIE”) in which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE is an entity in which the equity investment at risk is not sufficient to finance the entity's activities, the equity investors lack certain characteristics of a controlling financial interest, or voting rights are not proportionate to the economic interests of equity investors and the entity's activities are conducted primarily on behalf of an investor that has disproportionately few voting rights. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. We are involved with one VIE in connection with our collateralized funding transactions. See Note 9, “Long-Term Debt,” for additional discussion of these activities.

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
During 2015, we reclassified preferred dividends within common shareholder's equity in order to properly present dividends as a reduction to additional paid-in-capital rather than as an increase to accumulated deficit for all periods. Total common shareholder's equity, total shareholders' equity and reported net income for all periods were unaffected. The following table reflects the impact of this reclassification for the periods below:

	December 31, 2014(1)	December 31, 2013(1)	December 31, 2012(1)
	(in millions)
Additional Paid-in-Capital:
As previously reported	$23,987	$23,968	$23,974
After reclassification	23,381	23,485	23,614

Accumulated Deficit:
As previously reported	$(18,374)	$(18,774)	$(19,187)
After reclassification	(17,768)	(18,291)	(18,827)

Cumulative dividends reclassified	$606	$483	$360

(1)	Also reflects the opening balances at January 1, 2015, 2014 and 2013 presented in the consolidated statement of changes in shareholders' equity.
Unless otherwise indicated, information included in these notes to consolidated financial statements relates to continuing operations for all periods presented. See Note 3, “Discontinued Operations,” for further details regarding our discontinued operations.
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
Receivables Finance receivables are carried at amortized cost, which represents the principal amount outstanding, net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Finance receivables are further reduced by reserves applicable to credit risk on our consumer receivables. Finance income, which includes interest income and amortization of deferred fees and costs on originated receivables and premiums or discounts on purchased receivables, is recognized using the effective yield method. Premiums and discounts, including purchase accounting adjustments on receivables, are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and generally amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs.
Receivables Held for Sale Receivables are classified as held for sale when management does not have the intent or the ability to hold the receivables for the foreseeable future or until maturity, payoff or ownership of the underlying property is obtained. Such receivables are carried at the lower of amortized cost or fair value with any subsequent write downs or recoveries charged to other income. Finance income is recorded on receivables held for sale at the loan's contractual rate. While receivables are held for sale, the carrying amounts of any unearned income, unamortized deferred fees or costs (on originated receivables), or discounts and premiums (on purchased receivables) are not amortized into earnings.
Provision and Credit Loss Reserves Provision for credit losses on receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable incurred losses of principal, accrued interest and fees. We estimate probable incurred losses for consumer receivables which do not qualify as troubled debt restructurings ("TDR Loans"), using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis also considers delinquency status, loss experience and

HSBC Finance Corporation

severity and takes into account whether borrowers have filed for bankruptcy, have been re-aged or subject to modification. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months' data using the most recently available information. Delinquency status may be affected by customer account management policies and practices, such as the re-age or modification of accounts. When customer account management policies, or changes thereto, shift loans that do not qualify as a TDR Loan from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged accounts that do not qualify as TDR Loans have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, the credit performance of modified loans, loan product features such as adjustable rate loans, the credit performance of second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent, economic conditions such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.
In setting our credit loss reserves, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products, as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements. We also consider key ratios such as reserves to nonaccrual receivables and reserves as a percentage of receivables in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change.
For receivables which have been identified as TDR Loans, provisions for credit losses are maintained based on the present value of expected future cash flows discounted at the loans' original interest rates. TDR Loans are considered to be impaired loans. Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. Once a loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off.
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

HSBC Finance Corporation

(1)
Values are determined based upon broker price opinions or appraisals, which are updated at least every 180 days, less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and additional reductions in value are recorded as necessary.

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

HSBC Finance Corporation

Collateral acquired in satisfaction of a loan is initially recognized at the lower of amortized cost or fair value of the collateral less estimated costs to sell and reported as real estate owned (“REO”). Fair values of foreclosed properties at the time of acquisition are initially determined based upon broker price opinions. Subsequent to acquisition, a more detailed property valuation is performed, reflecting information obtained from a walk-through of the property in the form of a listing agent broker price opinion as well as an independent broker price opinion or appraisal. A valuation is determined from this information within 90 days and any additional write-downs required are recorded through charge-off at that time. This value, which includes the impact on fair value from the conditions inside the property, becomes the “Initial REO Carrying Amount.” During 2015, we made an adjustment to the final charge-off calculation at the time of foreclosure for certain receivables in prior periods. This resulted in an out of period reduction in REO expense of approximately $7 million in 2015 when the REO properties associated with these receivables were sold.
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

HSBC Finance Corporation

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
Share-Based Compensation We use the fair value based method of accounting for awards of HSBC stock granted to employees under various restricted share and employee stock purchase plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to restricted share rights, restricted shares and restricted share units is based upon the fair value on the date of grant and is charged to earnings over the requisite service period (e.g., vesting period). When modeling awards with vesting that is dependent on performance targets, these performance targets are incorporated into the model using Monte Carlo simulation. The expected life of these awards depends on the behavior of the award holders, which is incorporated into the model consistent with historical observable data.
Pension and Other Postretirement Benefits We recognize the funded status of our postretirement benefit plans on the consolidated balance sheet. Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.
Certain of our employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Our portion of the expense related to these plans is allocated to us and charged to current earnings.
We maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan, which are charged to current earnings, are based on employee contributions.
Income Taxes HSBC Finance Corporation is included in HSBC North America's consolidated Federal income tax return and in various combined State income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (the "HNAH Group") which governs the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. Generally, such agreements allocate taxes to members of the HNAH Group based on the calculation of tax on a separate return basis, adjusted for the utilization or limitation of tax credits of the consolidated group. To the extent all the tax attributes available cannot be currently utilized by the consolidated group, the proportionate share of the utilized attribute is allocated based on each affiliate's percentage of the available attribute computed in a manner that is consistent with the taxing jurisdiction's laws and regulations regarding the ordering of utilization. In addition, we file some separate company State tax returns.
We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating and other losses and for State tax credits. Deferred tax assets and liabilities are measured using the enacted tax rates including enacted rates for periods in which the deferred tax items are expected to be realized. If applicable, valuation allowances are recorded to reduce deferred tax assets to the amounts we conclude are more likely than not to be realized. Since we are included in HSBC North America's consolidated Federal tax return and various combined State tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America consolidated level. We consider the HNAH Group's consolidated deferred tax assets and various sources of taxable income in reaching conclusions on recoverability of deferred tax assets. The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity. In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period.

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
New Accounting Pronouncements The following new accounting pronouncements were adopted effective January 1, 2015:

•
Residential Real Estate Collateralized Consumer Mortgage Loans In January 2014, the Financial Accounting Standards Board (the "FASB") issued an Accounting Standards Update ("ASU") to define an in-substance repossession or foreclosure of residential real estate for purposes of determining whether or not an entity should derecognize a consumer mortgage loan collateralized by that real estate. Under the standard, an in-substance repossession or foreclosure has occurred if the entity has obtained legal title to the real estate as a result of the completion of a foreclosure (even if the borrower has rights to reclaim the property after the foreclosure upon the payment of certain amounts specified by law), or if, through a deed in lieu of foreclosure or other legal agreement, the borrower conveys all interest in the real estate to the entity in satisfaction of the loan. The standard also requires entities to disclose both the amount of foreclosed residential real estate held as well as the recorded investment in consumer mortgage loans collateralized by residential real estate that the entity is in the process of foreclosing upon. The new guidance was effective for all annual and interim periods beginning January 1, 2015. The adoption of this standard did not have a significant impact on our financial statements. See Note 5, "Receivables, net," for the new disclosure required by this standard.

The following new accounting pronouncements will be adopted in future periods:

•
Amendments to the Consolidation Analysis In February 2015, the FASB issued an ASU which rescinds the deferral of VIE consolidation guidance for reporting entities with interests in certain investment funds and provides a new scope exception to money market funds. The ASU makes several other amendments including a) the elimination of certain criteria previously used for determining whether fees paid to a decision maker represent a variable interest; b) revising the consolidation model for limited partnerships and similar entities which could be variable interest entities or voting interest entities; c) excluding certain fees paid to a decision maker from the risk and benefit test in the primary beneficiary determination if certain conditions are met; and d) reduces the application of the related party guidance for VIEs. The ASU is effective for all annual and interim periods beginning January 1, 2016 and the guidance can be applied either retrospectively or by recording a cumulative effect adjustment to equity. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

•
Financial Instruments - Classification and Measurement In January 2016, the FASB issued an ASU which changes aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost adjusted for changes in observable prices minus impairment. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income. For financial liabilities measured under the fair value option, the ASU requires recognizing the change in fair value attributable to our own credit in other comprehensive income. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The ASU is effective for all annual and interim periods beginning January 1, 2018 and the guidance should be applied by recording a cumulative effect adjustment to the balance sheet or, as it relates to equity investments without readily determinable fair values, prospectively. Early adoption of the amendment related to financial liabilities measured under the fair value option is permitted. We are currently evaluating the impact of adopting this ASU.

HSBC Finance Corporation

There have been no additional accounting pronouncements issued during 2015 or early 2016 that are expected to have or could have a significant impact on our financial position or results of operations.

3.	Discontinued Operations

2012 Discontinued Operations:
Insurance In 2013, we sold our interest in substantially all of our insurance subsidiaries to Enstar Group Ltd. for $153 million in cash and recorded a gain at sale of $21 million ($13 million after-tax), which is reflected in the table below. There were no assets or liabilities in our discontinued Insurance operations at either December 31, 2015 or December 31, 2014. The following table summarizes the operating results of our discontinued Insurance business for the periods presented:

Year Ended December 31,	2015	2014	2013
	(in millions)
Net interest income and other revenues	$—	$—	$70
Loss from discontinued operations before income tax	—	—	(10)
Commercial In 2012, we began reporting our Commercial business in discontinued operations as there were no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. At December 31, 2015 and December 31, 2014, assets of our Commercial business totaled $5 million and $62 million, respectively. There were no liabilities in our Commercial business at either December 31, 2015 or December 31, 2014. The following table summarizes the operating results of our discontinued Commercial business for the periods presented:

Year Ended December 31,	2015	2014	2013
	(in millions)
Net interest income and other revenues	$14	$10	$22
Income from discontinued operations before income tax	8	6	14
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
The following table summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

Year Ended December 31,	2015	2014	2013
	(in millions)
Net interest income and other revenues	$—	$—	$1
Loss from discontinued operations before income tax(1)	(62)	(33)	(253)

(1)
Amounts include incremental expenses of $41 million, $7 million and $87 million during 2015, 2014 and 2013, respectively, for actions taken and actions planned to be taken in connection with an industry review of enhancement services products. See additional discussion below. For 2014 and 2013, the amounts also include expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One. Additionally, amounts during 2015 and 2013 also reflect additional legal accruals.

At December 31, 2015 and December 31, 2014, assets of our discontinued Card and Retail Services business totaled $8 million and $1 million, respectively. Liabilities of our Card and Retail Services business totaled $102 million and $71 million, at December 31, 2015 and December 31, 2014, respectively, which primarily consists of certain legal accruals.
Through our discontinued Cards and Retail Services business, we previously offered or participated in the marketing, distribution, or servicing of products, such as identity theft protection and credit monitoring products, that were ancillary to the provision of credit to the consumer (enhancement services products). We ceased the marketing, distribution and servicing of these products by May 2012. The offering and administration of these, and other enhancement services products such as debt protection products, has been the subject of enforcement actions against other institutions by regulators, including the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation. These enforcement actions have resulted in orders to pay restitution to customers and the assessment of penalties in substantial amounts. We previously

HSBC Finance Corporation

made restitution to certain customers in connection with certain enhancement services products and we continue to cooperate with our regulators in connection with their on-going reviews. In light of the actions regulators have taken in relation to other credit card issuers regarding their enhancement services products, one or more regulators may order us to pay additional restitution to customers and/or impose civil money penalties or other relief arising from our prior offering and administration of such enhancement services products. In conjunction with this on-going review of our prior offering and administration of such enhancement services products, we increased our accrual by $41 million during the fourth quarter of 2015. Given this review is on-going, the amount by which we have increased our accrual is an estimate and actual experience may differ from our estimate.

4.	Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("Resale Agreements") are treated as collateralized financing transactions and are carried on our balance sheet at the amount advanced plus accrued interest with a balance of $2.7 billion and $3.9 billion at December 31, 2015 and December 31, 2014, respectively, all of which were purchased from HSBC Securities (USA) Inc. ("HSI"). The collateral subject to the Resale Agreements consists of investment-grade securities, and we obtain collateral with a market value in excess of the amount advanced. Collateral is valued daily and additional collateral is obtained or released when appropriate.

5.	Receivables, net

Receivables consisted of the following:

	December 31, 2015	December 31, 2014
	(in millions)
Real estate secured:
First lien	$7,302	$20,153
Second lien	1,854	2,517
Total real estate secured receivables	9,156	22,670
Accrued interest income and other	142	789
Credit loss reserve for receivables	(311)	(2,217)
Total receivables, net	$8,987	$21,242
Deferred origination fees, net of costs, totaled $71 million and $159 million at December 31, 2015 and December 31, 2014, respectively, and are included in the receivables balance. Net unamortized premium on our receivables totaled $35 million and $76 million at December 31, 2015 and December 31, 2014, respectively, and are also included in the receivables balance.
In June 2015, we expanded our receivable sales program which resulted in the transfer of receivables with a carrying value of $11,399 million, including accrued interest, to held for sale during the second quarter of 2015. See Note 7, "Receivables Held for Sale," for additional information including the total of all real estate secured receivables transferred to held for sale during 2015 under the expanded receivable sales program.
Collateralized funding transactions  Secured financings previously issued under public trusts with a balance of $879 million at December 31, 2015 are secured by $1,654 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $1,489 million at December 31, 2014 were secured by $2,999 million of closed-end real estate secured receivables.
Aging Analysis of Past Due Receivables The following tables summarize the past due status of our receivables (excluding receivables held for sale) at December 31, 2015 and December 31, 2014. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the terms of the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-aging. As previously discussed, in June 2015 we expanded our receivable sales program and transferred receivables with a carrying value of $11,399 million, including accrued interest, to held for sale during the second quarter of 2015 which should be considered when comparing the aging analysis of past due receivables between periods.

HSBC Finance Corporation

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2015	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$179	$219	$398	$6,904	$7,302
Second lien	98	62	160	1,694	1,854
Total real estate secured receivables	$277	$281	$558	$8,598	$9,156

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2014	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$1,572	$902	$2,474	$17,679	$20,153
Second lien	165	100	265	2,252	2,517
Total real estate secured receivables	$1,737	$1,002	$2,739	$19,931	$22,670

(1)	Receivables less than 30 days past due are presented as current.

(2)
The receivable balances included in this table reflect the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies and include certain basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. However, these basis adjustments on the loans are excluded in other presentations of dollars of two-months-and-over contractual delinquency, nonaccrual receivable and nonperforming receivable account balances.

Contractual maturities Contractual maturities of our receivables (based upon final contractual maturities) are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Real estate secured:
First lien	$15	$16	$25	$37	$56	$7,153	$7,302
Second lien	15	12	14	44	252	1,517	1,854
Total real estate secured receivables	$30	$28	$39	$81	$308	$8,670	$9,156
As a substantial portion of consumer receivables, based on our experience, will be repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections.
The following table summarizes contractual maturities of receivables due after one year by repricing characteristic (based upon final contractual maturities):

At December 31, 2015	Over 1 But Within 5 Years	Over 5 Years
	(in millions)
Receivables at predetermined interest rates	$395	$7,866
Receivables at floating or adjustable rates	61	804
Total	$456	$8,670
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
Nonaccrual receivables and nonaccrual receivables held for sale consisted of the following:

HSBC Finance Corporation

	December 31, 2015	December 31, 2014
	(in millions)
Nonaccrual receivable portfolios(1):
Real estate secured(2)	$283	$1,024
Receivables held for sale(3)	386	509
Total nonaccrual receivables(4)	$669	$1,533

(1)
The receivable balances included in this table reflect the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but exclude any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(2)
At December 31, 2015 and December 31, 2014, nonaccrual real estate secured receivables held for investment include $187 million and $417 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
For a discussion of the movements between the components of nonaccrual receivables, see Note 7, "Receivables Held for Sale," which includes discussion of the expansion of our receivable sales program in the second quarter of 2015.

(4)
Nonaccrual receivables do not include receivables totaling $501 million and $627 million at December 31, 2015 and December 31, 2014, respectively, which are less than 90 days contractually delinquent and not accruing interest.

The following table provides additional information on our total nonaccrual receivables:

Year Ended December 31,	2015	2014	2013
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$163	$354	$819
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period	59	114	216
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
Modifications for real estate secured receivables may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount, partial forgiveness or deferment of principal or other loan covenants. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive for a period of time in future periods. By lowering the interest rate and making other changes to the loan terms, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Re-aging is an account management action that results in the resetting of the contractual delinquency status of an account to current which generally requires the receipt of two qualifying payments. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rate which generally results in a higher reserve requirement for these loans. The portion of the credit loss reserves on TDR Loans that is associated with the discounting of cash flows is released from credit loss reserves over the life of the TDR Loan. There are no credit loss reserves associated with TDR Loans classified as held for sale as they are carried at the lower of amortized cost or fair value.

HSBC Finance Corporation

The following table presents information about receivables held for investment and receivables held for sale which as a result of any account management action taken during the years ended December 31, 2015, 2014 and 2013 became classified as TDR Loans as well as a summary of the type of account management action taken.

Year Ended December 31,	2015	2014	2013
	(in millions)
Receivables classified as TDR Loans during the period:
Real estate secured:
First lien held for investment	$177	$659	$1,358
Second lien held for investment	53	86	166
Real estate secured receivables held for sale	221	70	298
Total real estate secured	451	815	1,822
Personal non-credit card receivables held for sale(1)	—	—	28
Total	$451	$815	$1,850

Types of account management actions taken during the period:
Modifications, primarily interest rate modifications	$174	$276	$692
Re-age of past due account	277	539	1,158
Total(2)	$451	$815	$1,850

(1)	As discussed more fully in Note 7, "Receivables Held for Sale," we sold our personal non-credit card receivable portfolio on April 1, 2013.

(2)
During 2015, it was determined that loan balances totaling $160 million previously reported as modifications in the table above during 2014 should have been reported as a re-age. Accordingly, the modification and re-age information presented in the table above for 2014 has been adjusted. The total amount reported remains unchanged.

The tables below present information about our TDR Loans and TDR Loans held for sale, including the related allowance for credit losses. The TDR Loan carrying value trend in the table below reflects the impact of the transfer of additional receivables to held for sale as a result of the expansion of the receivable sales program in 2015 as the majority of the receivables transferred to held for sale were previously classified as TDR Loans.

	December 31, 2015		December 31, 2014
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)
Real estate secured:
First lien(2)	$870	$1,003	$9,630	$9,931
Second lien(2)	652	732	915	1,050
Real estate secured receivables held for sale(3)	6,044	7,317	650	1,004
Total real estate secured TDR Loans	$7,566	$9,052	$11,195	$11,985

Credit loss reserves for TDR Loans:(4)
Real estate secured:
First lien	$95		$1,738
Second lien	135		244
Total credit loss reserves for real estate secured TDR Loans(3)	$230		$1,982

(1)
At December 31, 2015 and December 31, 2014, the unpaid principal balance reflected above includes $740 million and $549 million, respectively, which have received a reduction in the unpaid principal balance as part of an account management action.

(2)
At December 31, 2015 and December 31, 2014, the carrying value of TDR Loans held for investment totaling $250 million and $517 million, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

HSBC Finance Corporation

(3)	There are no credit loss reserves associated with receivables classified as held for sale as they are carried at the lower of amortized cost or fair value.

(4)	Included in credit loss reserves.
The following table provides additional information about the average balance and interest income recognized on TDR Loans and TDR Loans held for sale.

Year Ended December 31,	2015	2014	2013
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$8,927	$11,342	$14,430
Second lien	836	975	1,136
Total real estate secured	9,763	12,317	15,566
Personal non-credit card	—	—	144
Total average balance of TDR Loans	$9,763	$12,317	$15,710
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$665	$782	$927
Second lien	85	95	108
Total real estate secured	750	877	1,035
Personal non-credit card	—	—	40
Total interest income recognized on TDR Loans	$750	$877	$1,075
The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the year ended December 31, 2015, 2014 and 2013.

Year Ended December 31,	2015	2014	2013
	(in millions)
Real estate secured:
First lien	$72	$367	$765
Second lien	24	53	116
Real estate secured receivables held for sale	90	33	342
Total real estate secured	186	453	1,223
Personal non-credit card receivables held for sale	—	—	21
Total	$186	$453	$1,244

HSBC Finance Corporation

Consumer Receivable Credit Quality Indicators  Credit quality indicators used for consumer receivables include a loan’s delinquency status, whether the loan is performing and whether the loan is a TDR Loan.
Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio. As previously discussed, in June 2015 we expanded our receivable sales program and transferred receivables with a carrying value of $11,399 million, including accrued interest, to held for sale during the second quarter of 2015 which should be considered when comparing dollars of contractual delinquency and the delinquency ratio between periods.

	December 31, 2015		December 31, 2014
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured receivables(1):
First lien	$272	3.73%	$1,388	6.89%
Second lien	94	5.07	154	6.12
Real estate secured receivables held for sale	569	6.88	530	61.63
Total real estate secured receivables(2)	$935	5.37%	$2,072	8.81%

(1)
The receivable balances included in this table reflect the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but exclude any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(2)	At December 31, 2015 and December 31, 2014, total real estate secured receivables include $363 million and $745 million, respectively, that are in the process of foreclosure.
Nonperforming The following table summarizes the status of receivables and receivables held for sale.

	Accruing Loans	Nonaccrual Loans(4)	Total
	(in millions)
At December 31, 2015(1)
Real estate secured(2)(3)	$8,873	$283	$9,156
Real estate secured receivables held for sale	7,879	386	8,265
Total	$16,752	$669	$17,421
At December 31, 2014(1)
Real estate secured(2)(3)	$21,646	$1,024	$22,670
Real estate secured receivables held for sale	351	509	860
Total	$21,997	$1,533	$23,530

(1)
The balances included in this table reflect the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but exclude any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(2)
At December 31, 2015 and December 31, 2014, nonperforming real estate secured receivables held for investment include $187 million and $417 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
At December 31, 2015 and December 31, 2014, nonperforming real estate secured receivables held for investment include $178 million and $739 million, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

(4)
Nonperforming receivables do not include receivables totaling $501 million and $627 million at December 31, 2015 and December 31, 2014, respectively, which are less than 90 days contractually delinquent and not accruing interest.

Troubled debt restructurings  See discussion of TDR Loans above for further details on this credit quality indicator.

HSBC Finance Corporation

6.	Credit Loss Reserves

The following table summarizes the changes in credit loss reserves by product and the related receivable balance by product during the years ended December 31, 2015, 2014 and 2013:

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Year Ended December 31, 2015:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$1,898	$319	$—	$2,217
Provision for credit losses(1)	223	27	—	250
Net charge-offs:
Charge-offs(1)(2)	(2,004)	(177)	—	(2,181)
Recoveries	20	5	—	25
Total net charge-offs	(1,984)	(172)	—	(2,156)
Credit loss reserve balance at end of period	$137	$174	$—	$311
Reserve components:
Collectively evaluated for impairment	$40	$39	$—	$79
Individually evaluated for impairment(3)	85	135	—	220
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	12	—	—	12
Receivables acquired with deteriorated credit quality	—	—	—	—
Total credit loss reserves	$137	$174	$—	$311
Receivables:
Collectively evaluated for impairment	$6,359	$1,194	$—	$7,553
Individually evaluated for impairment(3)	640	632	—	1,272
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	299	27	—	326
Receivables acquired with deteriorated credit quality	4	1	—	5
Total receivables	$7,302	$1,854	$—	$9,156
Year Ended December 31, 2014:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$2,777	$496	$—	$3,273
Provision for credit losses	(308)	(39)	(18)	(365)
Net charge-offs:
Charge-offs(2)	(657)	(197)	—	(854)
Recoveries	84	59	18	161
Total net charge-offs	(573)	(138)	18	(693)
Other	2	—	—	2
Credit loss reserve balance at end of period	$1,898	$319	$—	$2,217
Reserve components:
Collectively evaluated for impairment	$152	$74	$—	$226
Individually evaluated for impairment(3)	1,713	244	—	1,957
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	32	1	—	33
Receivables acquired with deteriorated credit quality	1	—	—	1
Total credit loss reserves	$1,898	$319	$—	$2,217
Receivables:
Collectively evaluated for impairment	$10,346	$1,591	$—	$11,937

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Individually evaluated for impairment(3)	9,133	895	—	10,028
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	664	29	—	693
Receivables acquired with deteriorated credit quality	10	2	—	12
Total receivables	$20,153	$2,517	$—	$22,670
Year Ended December 31, 2013:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$3,867	$740	$—	$4,607
Provision for credit losses	(24)	53	(50)	(21)
Net charge-offs:
Charge-offs(2)	(1,186)	(335)	—	(1,521)
Recoveries	112	38	50	200
Total net charge-offs	(1,074)	(297)	50	(1,321)
Other	8	—	—	8
Credit loss reserve balance at end of period	$2,777	$496	$—	$3,273
Reserve components:
Collectively evaluated for impairment	$469	$135	$—	$604
Individually evaluated for impairment(3)	2,256	360	—	2,616
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	51	1	—	52
Receivables acquired with deteriorated credit quality	1	—	—	1
Total credit loss reserves	$2,777	$496	$—	$3,273
Receivables:
Collectively evaluated for impairment	$12,656	$1,961	$—	$14,617
Individually evaluated for impairment(3)	10,073	1,003	—	11,076
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	830	49	—	879
Receivables acquired with deteriorated credit quality	9	3	—	12
Total receivables	$23,568	$3,016	$—	$26,584

(1)
The provision for credit losses and charge-offs for real estate secured receivables during the year ended December 31, 2015 includes $234 million related to the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. See Note 7, "Receivables Held for Sale," for additional information. The provision for credit losses for real estate secured receivables during the year ended December 31, 2015 was impacted by a release of approximately $19 million associated with an out of period adjustment to our credit loss reserve calculation for a segment of our portfolio.

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the years ended December 31, 2015, 2014 and 2013 and, accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $1,622 million during the year ended December 31, 2015 compared with $58 million and $164 million during the years ended December 31, 2014 and 2013, respectively.

(3)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $250 million, $517 million and $604 million at December 31, 2015, 2014 and 2013, respectively. The reserve component above excludes credit loss reserves totaling $10 million, $25 million and $38 million at December 31, 2015, 2014 and 2013, respectively, for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. These receivables and credit loss reserves are reflected within receivables and credit loss reserves carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

HSBC Finance Corporation

7.	Receivables Held for Sale

Real Estate Secured Receivables Real estate secured receivables held for sale which are carried at the lower of amortized cost or fair value are comprised of the following:

	December 31, 2015	December 31, 2014
	(in millions)
Real estate secured receivables held for sale:
First lien	$8,110	$860
Second lien	155	—
Total real estate secured receivables held for sale	$8,265	$860
During the second quarter of 2013, we established an on-going receivable sales program under which we transfer to receivables held for sale first lien real estate secured receivables held for investment when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). In June 2015, we expanded this receivable sales program to include substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables. Under our expanded receivable sales program, we continue to transfer substantially all real estate secured receivables to held for sale when either of the above criteria are met.
Under our expanded sales program, during 2015 we transferred real estate secured receivables to held for sale with a total unpaid principal balance (excluding accrued interest) of approximately $11,796 million at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $12,183 million, including accrued interest. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During 2015, we recorded an initial lower of amortized cost or fair value adjustment of $234 million associated with the newly transferred loans all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss).
During 2015, we recorded $129 million of additional lower of amortized cost or fair value adjustment on receivables held for sale as a component of total other revenues in the consolidated statement of income (loss) as a result of a change in the estimated pricing on specific pools of loans.
During 2014 and 2013, we transferred real estate secured receivables to held for sale with an unpaid principal balance (excluding accrued interest) of approximately $1,390 million and $3,612 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $1,080 million and $2,506 million, including accrued interest, during 2014 and 2013, respectively. During 2014 and 2013, fair value adjustment of $113 million and $212 million, respectively, associated with the newly transferred loans, all of which was attributable to non-credit related factors and recorded as a component of total other revenues in the consolidated statement of income (loss). These receivables were already carried at the lower of amortized cost or fair value of the collateral less cost to sell.
During 2014 and 2013, we reversed $322 million and $686 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the fair value of the real estate secured receivables held for sale as conditions in the housing industry showed improvement during 2014 and 2013 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.
During 2015, we sold real estate secured receivables with an aggregate unpaid principal balance of $2,591 million (aggregate carrying value of $1,995 million including accrued interest) at the time of sale to third-party investors which included $1,986 million (aggregate carrying value of $1,587 million) that was sold during the fourth quarter of 2015. Aggregate cash consideration for these real estate secured receivables totaled $2,022 million. We realized a gain on these transactions of approximately $12 million, net of transaction costs.
During 2014, we sold real estate secured receivables with an aggregate unpaid principal balance of $2,927 million (aggregate carrying value of $2,152 million including accrued interest) at the time of sale to a third-party investor. Aggregate cash consideration for these real estate secured receivables totaled $2,242 million. We realized a gain on these transactions of approximately $63 million, net of transaction costs.
During 2013, we sold real estate secured receivables with an aggregate unpaid principal balance of $5,685 million (aggregate carrying value of $3,127 million including accrued interest) at the time of sale to a third-party investor. Aggregate cash consideration

HSBC Finance Corporation

for these real estate secured receivables totaled $3,131 million. We realized a loss on these transactions of approximately $89 million, net of transaction costs.
Historically, receivables held for sale have been sold to investors or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables have been classified as REO and sold. As we continue to work with borrowers, we have also historically agreed to short sales whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. Accordingly, based on the projected timing of loan sales and the expected flow of foreclosure volume into REO or settled through a short sale, a portion of the real estate secured receivables classified as held for sale will ultimately become REO or settled through a short sale. As a result, a portion of the non-credit fair value adjustment on receivables held for sale may be reversed in earnings over time. The following table summarizes the activity of real estate secured receivables either transferred to REO or for which the underlying collateral was sold in a short sale during 2015, 2014 and 2013.

Year Ended December 31,	2015	2014	2013
	(in millions)
Carrying value of real estate secured receivables:
Transferred to REO after obtaining title to the underlying collateral	$93	$182	$529
Underlying collateral sold in a short sale	55	61	182
Impact to lower of amortized cost or fair value adjustment previously recorded resulting from the transfer to REO or short sales - (income) expense:
Transferred to REO after obtaining title to the underlying collateral	(1)	5	(40)
Underlying collateral sold in a short sale	2	3	(22)
Personal Non-Credit Card Receivables In 2013, we completed the sale of our personal non-credit card receivable portfolio with an aggregate unpaid principal balance of $3,760 million (aggregate carrying value of $2,947 million) at March 31, 2013 to trusts for which affiliates of Springleaf Finance, Inc. ("Springleaf"), Newcastle Investment Corp. and Blackstone Tactical Opportunities Advisors L.L.C. are the sole beneficiaries (collectively, the "Purchasers"). Total cash consideration received was $2,964 million. During 2013, we recorded a loss on sale of $11 million primarily related to transaction fees. On September 1, 2013, we completed the sale of a loan servicing facility and related assets located in London, Kentucky (the "Facility") to Springleaf and recognized an immaterial gain on sale of the Facility during 2013. Additionally, on September 1, 2013 the personal non-credit card receivables were converted onto the Purchasers' system and we transferred to the Purchasers over 200 employees who had performed servicing activities for these and other receivables. Prior to the conversion of these receivable to the Purchaser's systems, we serviced these personal non-credit card receivables for the Purchasers for a fee. Servicing fee revenues recorded for servicing these personal non-credit card receivables during 2013 totaled $28 million.

HSBC Finance Corporation

Receivable Held for Sale Activity During the Period The following table summarizes the activity in receivables held for sale during 2015, 2014 and 2013:

	Real Estate Secured	Personal Non-Credit Card	Total Receivables Held for Sale
	(in millions)
Year Ended December 31, 2015:
Real estate secured receivables held for sale at beginning of period	$860	$—	$860
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	10,327	—	10,327
Real estate secured receivable sales	(1,995)	—	(1,995)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(130)	—	(130)
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(148)	—	(148)
Change in real estate secured receivable balance, including collections	(649)	—	(649)
Real estate secured receivables held for sale at end of period(3)	$8,265	$—	$8,265

Year Ended December 31, 2014:
Real estate secured receivables held for sale at beginning of period	$2,047	$—	$2,047
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	909	—	909
Real estate secured receivable sales	(2,152)	—	(2,152)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	314	—	314
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(243)	—	(243)
Change in real estate secured receivable balance, including collections	30	—	30
Transfer of real estate secured receivables into held for investment at the lower of amortized cost or fair value(4)	(45)		(45)
Real estate secured receivables held for sale at end of period(3)	$860	$—	$860

Year Ended December 31, 2013:
Receivables held for sale at beginning of period	$3,022	$3,181	$6,203
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	2,130	—	2,130
Receivable sales:
First lien real estate secured	(3,127)	—	(3,127)
Personal non-credit card receivables	—	(2,947)	(2,947)
Lower of amortized cost or fair value adjustment on receivables held for sale	830	(82)	748
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(711)	—	(711)
Change in receivable balance, including collections	(97)	(152)	(249)
Receivables held for sale at end of period(3)	$2,047	$—	$2,047

(1)
The initial lower of amortized cost or fair value adjustment on receivables transferred into held for sale during 2015 totaled $234 million compared with $113 million during 2014 and $212 million during 2013.

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

HSBC Finance Corporation

The following table provides a rollforward of our valuation allowance for 2015, 2014 and 2013. See Note 20, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

Year Ended December 31,	2015	2014	2013
	(in millions)
Balance at beginning of period	$—	$329	$1,452
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	—	113	212
Increase in (release of) valuation allowance resulting from changes in fair value	130	(314)	(748)
Valuation allowance on real estate secured receivables transferred to held for investment	—	(10)	—
Change in valuation allowance for loans sold	(144)	149	(183)
Change in valuation allowance for collections, charged-off, transferred to REO or short sale	27	(267)	(404)
Balance at end of period	$13	$—	$329
The following table summarizes the components of the lower of amortized cost or fair value adjustment during 2015, 2014 and 2013:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
	Fair Value	REO	Short Sales	Total
	(in millions)
(Income)/Expense:
Year Ended December 31, 2015:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$234	$—	$—	$234
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	—	—	—	—
Subsequent to initial transfer to held for sale	129	(1)	2	130
Lower of amortized cost or fair value adjustment recorded through other revenues	129	(1)	2	130
Lower of amortized cost or fair value adjustment	$363	$(1)	$2	$364

Year Ended December 31, 2014:
Lower of amortized cost or fair value adjustments recorded as a component of other revenues:
Initial lower of amortized cost or fair value adjustment(2)	$113	$—	$—	$113
Subsequent to initial transfer to held for sale	(322)	5	3	(314)
Lower of amortized cost or fair value adjustment recorded through other revenues(3)	$(209)	$5	$3	$(201)

Year Ended December 31, 2013:
Lower of amortized cost or fair value adjustment recorded as other revenues:
Initial lower of amortized cost or fair value adjustment(2)	$212	$—	$—	$212
Subsequent to initial transfer to held for sale	(686)	(40)	(22)	(748)
Lower of amortized cost or fair value adjustment recorded through other revenues(3)	$(474)	$(40)	$(22)	$(536)

HSBC Finance Corporation

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

(3)
During 2014 and 2013, no initial lower of amortized cost or fair value adjustment was attributed to credit factors and recorded as a provision for credit losses. The entire adjustment was attributable to non-credit related factors as these receivables were already carried at the lower of amortized cost or fair value of the collateral less cost to sell.

See Note 20, "Fair Value Measurements," for information concerning the fair value of receivables held for sale.

8.     Properties and Equipment, Net

Property and equipment consisted of the following:

	December 31, 2015	December 31, 2014	Depreciable Life
	(dollars are in millions)
Land	$2	$3	—
Buildings and improvements	21	109	10-40 years
Furniture and equipment	2	28	3-10 years
Total	25	140
Accumulated depreciation and amortization	(21)	(77)
Properties and equipment, net	$4	$63
Depreciation and amortization expense for continuing operations totaled $6 million, $7 million and $6 million in 2015, 2014 and 2013, respectively.
During 2015, we sold a data center, including furniture and equipment, located in Vernon Hills, Illinois to HSBC Technology & Services (USA) Inc. ("HTSU"). We received cash totaling $54 million which also reflected the carrying value of the data center and related furniture and equipment. No gain or loss was recorded as a result of this transaction.

HSBC Finance Corporation

9.    Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. The table below reflects interest rates and maturity dates in effect at December 31, 2015.

	December 31, 2015	December 31, 2014
	(in millions)
Senior debt:
Fixed rate:
Secured financings:
5.00% to 5.99%	$—	$16
Other fixed rate senior debt:
2.00% to 2.99%	—	62
3.00% to 3.99%; due 2016	88	379
4.00% to 4.99%; due 2016 to 2018	71	1,855
5.00% to 5.49%; due 2016 to 2021	1,289	4,246
5.50% to 5.99%; due 2016 to 2018	2,002	2,083
6.00% to 6.49%; due 2016 to 2017	1,369	1,463
7.00% to 7.49%; due 2023 to 2032	44	46
7.50% to 7.99%; due 2019 to 2032	266	276
Variable interest rate:
Secured financings – .59% to 2.90%; due 2016 to 2018	879	1,473
Other variable interest rate senior debt – .84%; due 2016	1,300	1,300
Subordinated debt – 6.68% due 2021	2,208	2,208
Junior subordinated notes issued to capital trusts	—	1,031
Unamortized discount	(26)	(33)
HSBC acquisition purchase accounting fair value adjustments	20	22
Total long-term debt	$9,510	$16,427
HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our long-term debt at fair value at the date of our acquisition by HSBC.
At December 31, 2015, long-term debt included fair value adjustments relating to fair value hedges of our debt which decreased the debt's carrying value by $15 million and a foreign currency translation adjustment relating to our foreign denominated debt which decreased the debt balance by $347 million. At December 31, 2014, long-term debt included fair value adjustments relating to fair value hedges of our debt which decreased the debt's carrying value by $8 million and a foreign currency translation adjustment relating to our foreign currency denominated debt which decreased the debt balance by $189 million.
At December 31, 2015 and December 31, 2014, we have elected fair value option accounting for certain of our fixed rate debt issuances. See Note 10, “Fair Value Option,” for further details. At December 31, 2015 and December 31, 2014, long-term debt totaling $3,257 million and $6,762 million, respectively, was carried at fair value.
Interest expense for long-term debt was $688 million, $836 million and $1,141 million in 2015, 2014 and 2013, respectively. The weighted-average interest rates on long-term debt were 4.77 percent and 4.69 percent at December 31, 2015 and December 31, 2014, respectively. There are no restrictive financial covenants in any of our long-term debt agreements. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate. We have hedged our exposure to this foreign currency exchange risk through the use of cross currency interest rate swaps as summarized in Note 11, “Derivative Financial Instruments.”
In November 2015, we redeemed the junior subordinated notes issued to a capital trust (“Junior Subordinated Notes”) with a principal balance prior to redemption of $1,031 million and a stated maturity of November 2035. We funded the redemption of the Junior Subordinated Notes through a $1.0 billion loan agreement with HSBC North America entered into in October 2015 and described in more detail in Note 17, "Related Party Transactions." The company-obligated mandatorily redeemable preferred securities, which were related to the Junior Subordinated Notes, were also redeemed in November 2015.

HSBC Finance Corporation

Receivables we have sold in collateralized funding transactions structured as secured financings remain on our balance sheet. The entity used in these transactions is a VIE and we are deemed to be its primary beneficiary. Accordingly, we consolidate this entity and report the debt securities issued by them as secured financings in long-term debt. Secured financings previously issued under public trusts with a balance of $879 million at December 31, 2015 are secured by $1,654 million of closed-end real estate secured receivables, which are reported as receivables in the consolidated balance sheet. Secured financings previously issued under public trusts with a balance of $1,489 million at December 31, 2014 were secured by $2,999 million of closed-end real estate secured receivables. The holders of debt instruments issued by the consolidated VIE have recourse only to the receivables securing those instruments and have no recourse to our general credit.
Maturities of long-term debt at December 31, 2015, including secured financings, are as follows:

(in millions)
2016(1)	$5,064
2017	1,525
2018	275
2019	186
2020	—
Thereafter	2,460
Total	$9,510

(1)	Weighted average interest rate on long-term debt maturing in 2016 is 3.975 percent.

10.	Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies (the "Group Reporting Basis"), which apply International Reporting Standards ("IFRSs") as endorsed by the European Union ("EU"). We have elected to apply fair value option ("FVO") reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under the Group Reporting Basis. The following table summarizes fixed rate debt issuances accounted for under FVO:

	December 31, 2015	December 31, 2014
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$3,257	$6,762
Due to affiliates	496	512
Total fixed rate debt accounted for under FVO	$3,753	$7,274

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$3,598	$6,888

Fixed rate long-term debt not accounted for under FVO	$4,074	$5,863

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $283 million at December 31, 2015 and decreased the debt balance by $146 million at December 31, 2014.

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

HSBC Finance Corporation

The following table summarizes the components of the gain on debt designated at fair value and related derivatives for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31,	2015	2014	2013
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$189	$168	$314
Credit risk component	42	27	(71)
Total mark-to-market on debt designated at fair value	231	195	243
Mark-to-market on the related derivatives(1)(2)	(213)	(254)	(333)
Net realized gains on the related derivatives(1)	195	267	318
Gain on debt designated at fair value and related derivatives	$213	$208	$228

(1)
The derivatives associated with debt designated at fair value are economic hedges but do not qualify for hedge accounting. See Note 11, "Derivative Financial Instruments," for additional discussion of these non-qualifying hedges.

(2)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a gain of $264 million, a gain of $391 million and a loss of $73 million for the years ended December 31, 2015, 2014 and 2013, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a loss of $264 million, a loss of $391 million and a gain of $73 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of our interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $155 million and $386 million at December 31, 2015 and December 31, 2014, respectively.
The change in the fair value of the debt and the change in value of the related derivatives during 2015 and 2014 reflects the following:

•
Interest rate curve – During 2015 and 2014, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Rising long-term interest rates during 2013 resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative in the year-ago period. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•
Credit – Our secondary market credit spreads widened during 2015 and 2014, although the widening was slightly more pronounced during 2015. During 2013, our secondary market credit spreads tightened on overall positive economic news.

HSBC Finance Corporation

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
Credit Risk of Derivatives  By utilizing derivative financial instruments, we are exposed to counterparty credit risk. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We manage the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. We utilize an affiliate, HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA") as the sole provider of derivatives. We have never suffered a loss due to counterparty credit failure.
At December 31, 2015 and December 31, 2014, we had derivative contracts with a notional amount of $8.9 billion and $14.0 billion, respectively, all of which is outstanding with HSBC Bank USA making them our sole counterparty in derivative transactions. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger

HSBC Finance Corporation

than the amounts potentially at risk for nonpayment by counterparties. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with the affiliate counterparty requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with the affiliate counterparty required us to provide collateral to the affiliate of $491 million at December 31, 2015 and $213 million at December 31, 2014, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as derivative financial assets or derivative related liabilities which are included as a component of other assets and other liabilities, respectively.
The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of our exposure. The table below also presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated balance sheet.

	December 31, 2015		December 31, 2014
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges associated with debt:
Interest rate swaps	$—	$(18)	$7	$(74)
Currency swaps	97	(178)	97	(133)
Cash flow hedges	97	(196)	104	(207)

Non-qualifying hedge activities:
Derivatives not designated as hedging instruments:
Interest rate swaps	20	(286)	20	(379)
Derivatives not designated as hedging instruments	20	(286)	20	(379)

Derivatives associated with debt carried at fair value:
Interest rate swaps	4	—	117	—
Currency swaps	14	(201)	50	—
Derivatives associated with debt carried at fair value	18	(201)	167	—
Total derivatives	135	(683)	291	(586)
Less: Gross amounts offset in the balance sheet(2)	(135)	626	(291)	504
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$(57)	$—	$(82)

(1)	All of our derivatives are bilateral over-the-counter ("OTC") derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral paid of $491 million at December 31, 2015 and $213 million at December 31, 2014. At December 31, 2015 and December 31, 2014, we did not have any financial instrument collateral received/posted.

(3)	At December 31, 2015 and December 31, 2014, we had not received any cash not subject to an enforceable master netting agreement.
Fair Value Hedges  At December 31, 2015 and December 31, 2014, we do not have any active fair value hedges. We recorded fair value adjustments to the carrying value of our debt for terminated fair value hedges which decreased the debt balance by $15 million at December 31, 2015 and $8 million at December 31, 2014.
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) net of tax and totaled losses of $15 million and $52 million at December 31, 2015 and December 31, 2014, respectively.

HSBC Finance Corporation

We expect $17 million ($11 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant impact to our earnings.
The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2015	2014	2013		2015	2014	2013		2015	2014	2013
	(in millions)
Year Ended December 31,
Interest rate swaps	$43	$45	$118	Interest expense	$—	$1	$(2)	Derivative related income (expense)	$—	$—	$2
Currency swaps	2	14	73	Interest expense	(13)	(12)	(13)	Derivative related income (expense)	18	14	27
	—	—	—	Derivative loss recognized on termination of hedges	—	—	(199)		—	—	—
Total	$45	$59	$191		$(13)	$(11)	$(214)		$18	$14	$29
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
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Expense
		Year Ended December 31,
		2015	2014	2013
		(in millions)
Interest rate contracts	Derivative related income (expense)	$(115)	$(317)	$315
Total		$(115)	$(317)	$315
As we continue to make progress in our strategy to accelerate the run-off and sales of our real estate loan portfolio, the dynamics of the duration of our receivables due to lower prepayment rates and the corresponding increase in interest rate risk are changing. In connection with the receivable sale which occurred during the fourth quarter of 2015, we terminated non-qualifying hedges with a notional value of $575 million. We intend to continue reducing the size and potentially eliminate this non-qualifying hedge portfolio corresponding with timing of receivable sales over the course of 2016.
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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Expense
		Year Ended December 31,
		2015	2014	2013
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$3	$9	$10
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	(21)	4	(25)
Total		$(18)	$13	$(15)
Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	December 31, 2015	December 31, 2014
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$1,300	$1,959
Currency swaps	1,588	2,248
	2,888	4,207
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	2,624	3,199
	2,624	3,199
Derivatives associated with debt carried at fair value:
Interest rate swaps	1,859	3,682
Currency swaps	1,562	2,892
	3,421	6,574
Total	$8,933	$13,980

12.    Income Taxes

Total income taxes were as follows:

Year Ended December 31,	2015	2014	2013
	(in millions)
Provision (benefit) for income taxes related to continuing operations	$(471)	$224	$325
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on securities available-for-sale, not other-than-temporarily impaired, net	—	—	(62)
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale	—	—	(1)
Unrealized gains on cash flow hedging instruments	21	24	143
Changes in funded status of postretirement benefit plans	25	(2)	8
Foreign currency translation adjustments	—	—	(10)
Total income taxes	$(425)	$246	$403

HSBC Finance Corporation

Provision (benefit) for income taxes related to our continuing operations all of which were in the United States were:

Year Ended December 31,	2015	2014	2013
	(in millions)
Current provision (benefit)	$56	$108	$(917)
Deferred provision (benefit)	(527)	116	1,242
Total income provision (benefit)	$(471)	$224	$325
The significant components of deferred provision (benefit) attributable to income from continuing operations were:

Year Ended December 31,	2015	2014	2013
	(in millions)
Deferred income tax provision excluding the effects of other components	$28	$473	$1,443
Increase in Federal operating loss carryforwards	(479)	(366)	(141)
Decrease in State valuation allowances	(171)	(53)	(51)
Decrease in State operating loss carryforwards and other temporary differences	95	42	11
(Increase) decrease in foreign and general business tax credits	—	20	(20)
Deferred income tax provision (benefit)	$(527)	$116	$1,242
In the table above, for 2015, the decrease in State valuation allowances is mainly due to the impact of moving solely to reliance on projected future taxable income to support the recognition of certain State deferred tax assets and the effects of re-valuing our deferred tax assets for New York City Tax Reform that was enacted April 13, 2015. For 2014, the decreases in State operating loss carryforwards and other temporary differences and the corresponding decreases in valuation allowances relate mainly to changes in estimates as a result of filing the 2013 State tax returns and filing amended State tax returns upon the closing of the Federal audits for the 2006 - 2009 tax years, the expiration of State net operating losses, and the effects of re-valuing our deferred tax assets for New York State Tax Reform that was enacted March 31, 2014. For 2013, the decrease in State valuation allowance pertains mainly to states with net operating losses that were utilized against 2012 taxable income on returns filed in 2013.
A reconciliation of income tax expense (benefit) compared with the amounts at the U.S. Federal statutory rate was as follows:

Year Ended December 31,	2015		2014		2013
	(dollars are in millions)
Tax provision (benefit) at the U.S. Federal statutory income tax rate	$(303)	(35.0)%	$270	35.0%	$363	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(14)	(1.6)	12	1.6	9.9
Adjustment with respect to tax for prior periods(1)	(16)	(1.8)	38	4.9	11	1.1
Adjustment of tax rate used to value deferred taxes(2)	(40)	(4.6)	(52)	(6.7)	(5)	(.5)
Change in valuation allowance(3)	(90)	(10.4)	(28)	(3.6)	(11)	(1.1)
Uncertain tax positions(4)	(4)	(.5)	(2)	(.3)	(10)	(1.0)
Other non-deductible/non-taxable items(5)	(4)	(.5)	(11)	(1.4)	(29)	(2.8)
Other	—	(.1)	(3)	(.4)	(3)	(.3)
Total income tax expense (benefit)	$(471)	(54.5)%	$224	29.1%	$325	31.3%

(1)
For 2015, the amount relates to an adjustment to a deferred tax balance sheet account as a result of the Federal audit for the 2012 tax year. For 2014, the amount relates to changes in estimates as a result of filing the Federal and State income tax returns and a change in State tax expense as a result of filing amended State tax returns upon the closing of the Federal audits for the 2006 - 2009 tax years. For 2013, the amount relates to corrections to current and deferred tax balance sheet accounts and changes in estimates as a result of filing the Federal and State income tax returns.

(2)
For 2015, the amount mainly relates to the effects of revaluing our deferred tax assets for New York City Tax Reform that was enacted on April 13, 2015. For 2014, the amount primarily relates to the effects of revaluing our deferred tax assets as a result of New York State Tax Reform that was enacted on March 31, 2014.

(3)
For 2015, the amount is due to the release of valuation allowance reserves on previously unrecognized State net operating loss carryforwards and temporary differences. For 2014, the amount relates to changes in valuation allowance reserves in States with net operating loss carryforward periods of 12 to 20 years

HSBC Finance Corporation

and a release of valuation allowance reserves as a result of filing amended State tax returns upon the closing of the Federal audits for the 2006-2009 tax years. For 2013, the amount relates to changes in valuation allowance in States with net operating loss carryforward periods of 12 to 20 years.

(4)	For 2015, 2014 and 2013, the amounts primarily relate to the conclusion of State audits and expiration of State statutes of limitations.

(5)
For 2014, the amount primarily relates to tax exempt income and nondeductible penalties. For 2013, the amount includes a change in the estimated deductibility of accrued costs for certain regulatory matters that were accrued during 2011.

The components of the net deferred tax asset are presented in the following table:

	December 31, 2015	December 31, 2014
	(in millions)
Deferred Tax Assets:
Credit loss reserves	$144	$881
Receivables held for sale	541	—
Federal and State unused tax benefit carryforwards	1,719	1,335
Market value adjustment related to derivatives and long-term debt carried at fair value	275	449
Interests in Real Estate Mortgage Investment Conduits (1)	345	326
Accrued expenses not currently deductible	480	191
Other	235	280
Total deferred tax assets	3,739	3,462
Valuation allowance	(707)	(878)
Total deferred tax assets net of valuation allowance	3,032	2,584
Deferred Tax Liabilities:
Fee income	54	74
Other	55	66
Total deferred tax liabilities	109	140
Net deferred tax asset	$2,923	$2,444

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

The deferred tax valuation allowance is attributed to the following deferred tax assets that based on the available evidence it is more-likely-than-not that the deferred tax asset will not be realized:

	December 31, 2015	December 31, 2014
	(in millions)
State unused tax benefit carryforwards	$651	$822
Deferred capital loss on sale to affiliates	56	56
Total	$707	$878
The State deferred tax assets against which a valuation allowance is maintained primarily relate to unused tax benefits associated with our run-off business for which recovery is highly unlikely.
A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	2015	2014	2013
	(in millions)
Balance at beginning of year	$93	$111	$165
Additions for tax positions of prior years	1	3	3
Reductions for tax positions of prior years	(3)	(3)	(41)
Settlements	(1)	(18)	(8)
Reductions for lapse of statute of limitations	(4)	—	(8)
Balance at end of year	$86	$93	$111

HSBC Finance Corporation

The total amount of unrecognized tax benefits related to uncertain tax positions that, if recognized, would affect the effective tax rate was $57 million, $61 million and $73 million at December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Included in the unrecognized tax benefits are certain items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of State taxes that would be deductible for U.S. Federal purposes. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various State and local tax jurisdictions. We expect to conclude certain State and local audits covering a number of years in the first half of 2016. The expected tax benefit to continuing operations is in a range between $0 million and $20 million, including interest and penalties.
It is our policy to recognize accrued interest related to uncertain tax positions in interest income in the consolidated statement of income (loss) and to recognize penalties, if any, related to uncertain tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). Accruals for the payment of interest and penalties associated with uncertain tax positions totaled $14 million and $16 million at December 31, 2015 and December 31, 2014, respectively. Accrual for the payment of interest and penalties associated with uncertain tax positions decreased by $3 million during 2015.
Deferred tax assets and liabilities are recognized for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating and other losses and for State tax credits. Any Federal tax credits that cannot be currently utilized by the consolidated group are transferred to HSBC North America and reflected within the HSBC North America's deferred tax assets. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2,923 million and $2,444 million as of December 31, 2015 and December 31, 2014, respectively.
See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," for further discussion regarding our accounting policy relating to the evaluation, recognition and measurement of the HNAH Group and HSBC Finance Corporation's deferred tax assets and liabilities. In evaluating the need for a valuation allowance at December 31, 2015, it has been determined that HNAH Group projections of future taxable income from U.S. operations based on management approved business plans provide sufficient and appropriate support for the recognition of our net deferred tax assets as noted above. At December 31, 2015, we have valuation allowances against certain State deferred tax assets and certain Federal tax loss carry forwards for which the aforementioned projections of future taxable income do not provide appropriate support. Prior to the third quarter of 2015, the evaluation of the need for a valuation allowance significantly discounted any future taxable income from U.S. operations and relied primarily on continued capital support from our parent, HSBC, and the implementation of tax planning strategies in relation to such support.
The Internal Revenue Service commenced its examination of our 2012 and 2013 Federal income tax returns in the first quarter of 2015 and is expected to conclude its examination in 2016.We remain subject to State and local income tax examinations for years 2003 and forward. We are currently under audit by various State and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision.
At December 31, 2015, for Federal tax purposes, we had net operating loss carryforwards of $2,817 million of which $1,741 million expire in 2033, $590 million expire in 2034 and $486 million expire in 2035.
At December 31, 2015, for State tax purposes, we had apportioned and pre-tax rate effected net operating loss carryforwards of $13,156 million for which we have pre-tax valuation allowances totaling $11,200 million. These State net operating loss carryforwards expire as follows: $320 million in 2015 - 2020; $1,836 million in 2021 - 2025; $8,122 million in 2026 - 2030; and $2,878 million in 2031 and forward.
At December 31, 2015, for State tax purposes, we had general business tax credit carryforwards of $11 million for which we have valuation allowances totaling $5 million. These State credits expire as follows: $3 million expire in 2015 - 2019 and $8 million have no expiration period.

13.    Redeemable Preferred Stock

In November 2010, we issued 1,000 shares of 8.625 percent Non-Cumulative Preferred Stock, Series C (“Series C Preferred Stock”) to our parent, HSBC Investments (North America) Inc. ("HINO"), for a cash purchase price of $1,000 million. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. The Series C Preferred Stock may be redeemed at our option after November 30, 2025 at $1 million per share, plus any declared and unpaid dividends. The redemption and liquidation value is $1 million per share plus accrued and unpaid dividends. The holders of Series C Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series C Preferred Stock are outstanding, the authorization,

HSBC Finance Corporation

creation or issuance of any class or series of stock that would rank prior to the Series C Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series C Preferred Stock outstanding at that time. We began paying dividends during the first quarter of 2011. During 2015, 2014 and 2013, we declared dividends on the Series C Preferred Stock totaling $86 million, $86 million and $86 million, respectively, which were paid prior to December 31, 2015, December 31, 2014 and December 31, 2013, respectively. During years in which there is an accumulated deficit, dividends on the Series C preferred stock are paid from additional paid-in-capital.
In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”) to third parties. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus any declared and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. During 2015, 2014 and 2013, we declared dividends totaling $37 million, $37 million and $37 million, respectively, on the Series B Preferred Stock which were paid prior to December 31, 2015, December 31, 2014 and December 31, 2013, respectively. During years in which there is an accumulated deficit, dividends on the Series B preferred stock are paid from additional paid-in-capital.

14.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

HSBC Finance Corporation

Year Ended December 31,	2015	2014	2013
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(52)	$(97)	$(358)
Other comprehensive income for period:
Net gains arising during period, net of tax of $16 million, $20 million and $67 million, respectively	29	38	123
Reclassification adjustment for losses realized in net income, net of tax of $5 million, $4 million and $76 million, respectively(1)	8	7	138
Total other comprehensive income for period	37	45	261
Balance at end of period	(15)	(52)	(97)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	—	—	115
Other comprehensive income (loss) for period:
Reclassification adjustment for losses realized in net income, net of tax of $- million, $- million and $(62) million, respectively(2)	—	—	(115)
Total other comprehensive income (loss) for period	—	—	(115)
Balance at end of period	—	—	—
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	—	—	1
Other comprehensive income (loss) for period:
Reclassification adjustment for gains realized in net income, net of tax of $- million, $- million and $(1) million, respectively(2)	—	—	(1)
Total other comprehensive income (loss) for period	—	—	(1)
Balance at end of period	—	—	—
Pension and postretirement benefit plan liability:
Balance at beginning of period	(13)	(11)	(26)
Other comprehensive income for period:
Change in unfunded pension and postretirement liability, net of tax of $26 million, $(4) million and $7 million, respectively	43	(3)	14
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(1) million, $2 million and $1 million, respectively(3)	(1)	1	1
Total other comprehensive income (loss) for period	42	(2)	15
Balance at end of period	29	(13)	(11)
Foreign currency translation adjustments:
Balance at beginning of period	—	—	11
Other comprehensive income (loss) for period:
Translation losses, net of tax of $- million, $- million and $(1) million, respectively	—	—	(5)
Reclassification adjustment for gains realized in net income, net of tax of $- million, $- million and $(9) million, respectively(1)	—	—	(6)
Total other comprehensive income (loss) for period	—	—	(11)
Balance at end of period	—	—	—
Total accumulated other comprehensive loss at end of period	$14	$(65)	$(108)

(1)	See the tables below for the components of the amounts reclassified into income and location in our consolidated statement of income (loss).

(2)	The amounts reclassified during 2013 are included in income (loss) from discontinued operations in our consolidated statement of income (loss).

(3)	The amounts reclassified during 2015, 2014 and 2013 are included as a component of salaries and employee benefits in our consolidated statement of income (loss).

HSBC Finance Corporation

The following table provides additional information related to the amounts classified into the consolidated statement of income (loss) out of accumulated other comprehensive loss during 2015, 2014 and 2013.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(1)	Affected Line Item in the Statement of Income
	(in millions)
Year Ended December 31, 2015:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(13)	Interest expense
Total before tax	(13)
Tax benefit	(5)
Net of tax	$(8)

Year Ended December 31, 2014:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(11)	Interest expense
Total before tax	(11)
Tax benefit	(4)
Net of tax	$(7)

Year Ended December 31, 2013:
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(15)	Interest expense
Derivative loss recognized on termination of hedge relationship	(199)	Derivative related income (expense)
Total before tax	(214)
Tax benefit	(76)
Net of tax	$(138)
Foreign currency translation adjustments:
Sale of Insurance business	$(24)	Income (loss) on discontinued operations
Closure of foreign legal entity	9	Other income
Total before tax	(15)
Tax benefit	(9)
Net of tax	$(6)

(1)	Amounts in parenthesis indicate expenses recognized in the consolidated statement of income (loss).

15.    Share-Based Plans

Employee Stock Purchase Plans During 2015 and 2014, we offered the HSBC International Employee Share Purchase Plan (the “HSBC ShareMatch Plan”) which allows eligible employees to purchase HSBC shares with a maximum monthly purchase of $400 in 2015 and $420 in 2014. For every three shares purchased under the HSBC ShareMatch Plan (the "Investment Share") the employee is awarded an additional share at no charge (the "Matching Share"). The Investment Share is fully vested at the time of purchase while the Matching Share vests at the end of three years contingent upon continuing employment with the HSBC Group.
Prior to 2014, the HSBC Holdings Savings-Related Share Option Plan (the "HSBC Sharesave Plan") allowed eligible employees to enter into savings contracts of one, three or five year lengths, with the ability to decide at the end of the contract term to either

HSBC Finance Corporation

use their accumulated savings to purchase HSBC ordinary shares at a discounted option price or have the savings plus any interest repaid in cash. The Sharesave Plan was discontinued in 2013.
Compensation expense for Employee Stock Purchase Plans was not significant in 2015, 2014 or 2013.
Restricted Share Plans Under the HSBC Group Share Plan, share-based awards have been granted to key employees, typically in the form of restricted share units. These shares have been granted subject to either time-based vesting or performance-based vesting, typically over three to five years. Annual awards to employees are generally subject to three-year time-based graded vesting. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for restricted share awards totaled $4 million, $5 million and $4 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, future compensation cost related to grants which have not yet fully vested is approximately $5 million. This amount is expected to be recognized over a weighted-average period of 1.11 years.

16.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plan Effective beginning in 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit pension plan (either the “HSBC North America Pension Plan” or the “Plan”) which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S. Future benefit accruals for legacy participants under the final average pay formula components of the Plan ceased effective January 1, 2011, while future contributions under the cash balance formula were discontinued effective January 1, 2013 and, as a result, the Plan is now frozen. The table below reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss). We have not been allocated any portion of the Plan's net pension liability.

Year Ended December 31,	2015	2014	2013
	(in millions)
Service cost – benefits earned during the period	$4	$5	$5
Interest cost on projected benefit obligation	49	51	50
Expected return on assets	(63)	(62)	(61)
Amortization of net actuarial loss	27	24	35
Pension expense	$17	$18	$29
The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2015	2014	2013
Discount rate	3.95%	4.80%	3.95%
Expected long-term rate of return on Plan assets	6.00	6.00	6.00
Supplemental Retirement Plan Our employees also participate in a non-qualified supplemental retirement plan which has been frozen. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $43 million and $48 million at December 31, 2015 and December 31, 2014, respectively. Pension expense related to the supplemental retirement plan was $5 million, $7 million and $7 million in 2015, 2014 and 2013, respectively.
Defined Contribution Plans We participate in the HSBC North America 401(k) savings plan which exists for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched up to a maximum of 6 percent of the participant’s compensation. Contributions are in the form of cash. Total expense for these plans for HSBC Finance Corporation was $5 million, $6 million and $6 million in 2015, 2014 and 2013, respectively.
Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.
The net postretirement benefit cost for continuing operations included the following:

HSBC Finance Corporation

Year Ended December 31,	2015	2014	2013
	(in millions)
Interest cost	$5	$7	$7
Amortization of reduction in liability resulting from plan amendment	(3)	—	—
Net periodic postretirement benefit cost	$2	$7	$7
During 2015, substantially all of the postretirement plans which provide medical insurance for retirees were amended relating to post-65 retirees to provide a monthly payment which allows the retiree to purchase individual health care coverage instead offering medical insurance to retirees on a self-insured basis. This resulted in a reduction of our other postretirement benefit liability by $46 million as the amendment eliminated future health cost increases which were previously included in the liability. This reduction is being amortized over the remaining covered period for those affected which is approximately 8 years.
The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2015	2014	2013
Discount rate	3.60%	4.35%	3.35%
Salary increase assumption	3.00	2.75	2.75
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation for both continuing and discontinued operations is as follows:

	2015	2014
	(in millions)
Accumulated benefit obligation at beginning of year	$173	$174
Interest cost	5	7
Actuarial (gains) losses	(21)	5
Reduction in liability resulting from plan amendment	(46)	—
Benefits paid, net	(11)	(13)
Accumulated benefit obligation at end of year	$100	$173
Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $11 million relating to our postretirement benefit plans in 2016. The funded status of our postretirement benefit plans was a liability of $100 million and $173 million at December 31, 2015 and December 31, 2014, respectively.
Estimated future benefit payments for our postretirement benefit plans for both continuing and discontinued operations are as follows:

(in millions)
2016	$11
2017	10
2018	9
2019	9
2020	8
2021-2025	34
The assumptions used in determining the benefit obligation of our postretirement benefit plans are as follows:

	2015	2014	2013
Discount rate	3.95%	3.60%	4.35%
Salary increase assumption	3.00	3.00	2.75
A 6.8 percent annual rate of increase in the gross cost of covered health care benefits for participants under the age of 65 and, as it relates to the postretirement benefit plans which were not amended, an 8.2 percent annual rate for participants over the age of 65 were assumed for 2015. This rate of increase is assumed to decline gradually to 4.5 percent in 2037.

HSBC Finance Corporation

While assumed health care cost trends have an effect on the amounts reported for health care plans, a one-percentage point change in assumed health care trend rates would not have a material impact on service or interest costs or the postretirement benefit obligation.

17.	Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. HSBC policy requires that these transactions occur at prevailing market rates and terms and include funding arrangements, derivatives, servicing arrangements, information technology, centralized support services, item and statement processing services, banking and other miscellaneous services. The following tables and discussions below present the more significant related party balances and the income (expense) generated by related party transactions for continuing operations:

	December 31, 2015	December 31, 2014
	(in millions)
Assets:
Cash	$124	$157
Interest bearing deposits with banks	—	2,000
Securities purchased under agreements to resell(1)	2,724	3,863
Other assets	128	102
Total assets	$2,976	$6,122
Liabilities:
Due to affiliates(2)	$5,925	$6,945
Other liabilities	62	84
Total liabilities	$5,987	$7,029

(1)
Securities under an agreement to resell are purchased from HSBC Securities (USA) Inc. and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances and excludes preferred stock.

Year Ended December 31,	2015	2014	2013
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$6	$6	$5
Interest expense paid to HSBC affiliates(1)	(302)	(307)	(474)
Net interest income (expense)	$(296)	$(301)	$(469)
Gain (loss) on FVO debt with affiliate	$17	$(16)	$18
Servicing and other fees from HSBC affiliates	20	28	26
Support services from HSBC affiliates	(224)	(271)	(281)
Stock based compensation expense with HSBC(2)	(4)	(5)	(4)

(1)
Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management hedges related to non-affiliated debt.

(2)
Certain employees participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in Salary and employee benefits in our consolidated statement of income (loss). Certain employees also participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America which are discussed in Note 16, “Pension and Other Postretirement Benefits.”

HSBC Finance Corporation

Funding Arrangements with HSBC Affiliates:
All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are now sourced primarily through HSBC USA. Due to affiliates consists of the following:

	December 31, 2015	December 31, 2014
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$500	$2,500
HSBC USA Inc.	3,012	3,012
HSBC Holdings plc (includes $496 million and $512 million at December 31, 2015 and December 31, 2014 carried at fair value, respectively)	813	833
HSBC North America Holdings Inc.	1,600	600
Due to affiliates	$5,925	$6,945
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries - We have various debt agreements with maturities in 2016.
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement with HSBC USA, which expires during the fourth quarter of 2016. The credit agreement allows for borrowings with maturities of up to 5 years. At both December 31, 2015 and December 31, 2014, $3,012 million was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion which matures in 2021. Of this amount, HSBC Holdings plc holds $813 million.
HSBC North America Holdings Inc. - We have a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035. In October 2015, we entered into a $1.0 billion loan agreement with HSBC North America which has a maturity date in October 2017.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either December 31, 2015 or December 31, 2014:

•	$1.0 billion committed revolving credit facility with HSBC USA. This credit facility expires in May 2017; and

•
$455 million, 364-day uncommitted revolving credit facility with HSBC North America as of December 31, 2014. During the third quarter of 2015, we increased this 364-day uncommitted revolving credit facility to $1.0 billion.

In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment in the Jaffe litigation while we appealed the judgment. This surety bond was guaranteed by HSBC North America and we paid HSBC North America an annual fee for providing the guarantee which was included as a component of interest expense. Given the mandate of the Court of Appeals for the Seventh Circuit reversing the judgment, during the third quarter of 2015 we terminated the surety bond and related guarantee by HSBC North America. During 2015, we recorded $4 million related to the guarantee provided by HSBC North America prior to its termination and recorded guarantee fees of $6 million during 2014.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our sole counterparty in derivative transactions. The notional amount of derivative contracts outstanding with HSBC Bank USA totaled $8.9 billion and $14.0 billion at December 31, 2015 and December 31, 2014, respectively. The fair value of our agreements with HSBC Bank USA required us to provide collateral to HSBC Bank USA of $491 million at December 31, 2015 and $213 million at December 31, 2014, all of which was provided in cash. See Note 11, “Derivative Financial Instruments,” for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, in 2010, we issued 1,000 shares of Series C Preferred Stock to HINO for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $86 million, $86 million and $86 million during 2015, 2014 and 2013, respectively. During years in which there is an accumulated deficit, dividends on the Series C preferred stock are paid from additional paid-in-capital.
At December 31, 2014, we had a deposit totaling $2,000 million with HSBC Bank USA at current market rates. At December 31, 2015, we no longer maintained this deposit with HSBC Bank USA. Interest income earned on this deposit is included in interest income from HSBC affiliates in the table above and was insignificant during both 2015 and 2014. As the deposit was originally made during December 2014, there was no interest income during 2013.

HSBC Finance Corporation

Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $696 million and $837 million at December 31, 2015 and December 31, 2014, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

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
Our segment results are presented in accordance with the Group Reporting Basis which apply IFRSs as issued by the IASB and endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are primarily made on this basis. However, we continue to monitor liquidity, capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2016, we will evaluate any impact such changes may have on our segment reporting.

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
Credit loss reserves on TDR Loans for U.S. GAAP are established based on the present value of expected future cash flows discounted at the loans' original effective interest rate. Under the Group Reporting Basis, impairment on the residential mortgage loans where we have granted the borrower a concession as a result of financial difficulty is measured based on the cash flows

HSBC Finance Corporation

attributable to the credit loss events which occurred before the reporting date. The Group Reporting Basis removes such loans from the category of impaired loans after a defined period of re-performance, although such loans remain segregated from loans that were not impaired in the past for the purposes of collective impairment assessment to reflect their credit risk. Under U.S. GAAP, when a loan is impaired the impairment is measured based on all expected cash flows over the remaining expected life of the loan. Such loans remain measured on this basis for the remainder of their lives under U.S. GAAP.
Operating Expenses
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under the Group Reporting Basis as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the corridor). In addition, under the Group Reporting Basis, pension expense is determined using a finance cost component comprising the net interest on the net defined benefit liability, which does not reflect the benefit from the expectation of higher returns on plan assets. During 2015, the substantial majority of our postretirement benefit plans were amended relating to post-65 retirees which resulted in a reduction of our postretirement benefit liability as the amendment eliminated future health cost increases which were previously included in the liability. Under the Group Reporting Basis, the benefit from the amendment was recognized immediately while under U.S. GAAP the benefit is amortized to postretirement benefit expense over the remaining covered period for those affected.
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

HSBC Finance Corporation

The following table reconciles our segment results on the Group Reporting Basis to the U.S. GAAP consolidated totals:

	Group Reporting Basis Consumer Segment Totals	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2015
Net interest income	$1,018	$(134)	$(181)	$703
Other operating income (Total other revenues)	(192)	97	186	91
Total operating income (loss)	826	(37)	5	794
Loan impairment charges (Provision for credit losses)	65	185	—	250
Net interest income and other operating income less loan impairment charges	761	(222)	5	544
Operating expenses	1,352	52	5	1,409
Profit (loss) before tax	$(591)	$(274)	$—	$(865)
Depreciation and amortization	6	—	1	7
Expenditures for long-lived assets	—	—	—	—
Balances at end of period:
Customer loans (Receivables)	$18,518	$(9,339)	$(23)	$9,156
Assets	25,468	(1,336)	—	24,132

Year Ended December 31, 2014:
Net interest income	$1,376	$(254)	$(254)	$868
Other operating income (Total other revenues)	(65)	54	237	226
Total operating income (loss)	1,311	(200)	(17)	1,094
Loan impairment charges (Provision for credit losses)	33	(398)	—	(365)
Net interest income and other operating income less loan impairment charges	1,278	198	(17)	1,459
Operating expenses	700	5	(17)	688
Profit (loss) before tax	$578	$193	$—	$771
Depreciation and amortization	9	(1)	1	9
Expenditures for long-lived assets	—	—	—	—
Balances at end of period:
Customer loans (Receivables)	$23,554	$(853)	$(31)	$22,670
Assets	32,966	(1,069)	—	31,897

Year Ended December 31, 2013:
Net interest income	$2,031	$(643)	$(320)	$1,068
Other operating income (Total other revenues)	(413)	966	328	881
Total operating income (loss)	1,618	323	8	1,949
Loan impairment charges (Provision for credit losses)	711	(732)	—	(21)
Net interest income and other operating income less loan impairment charges	907	1,055	8	1,970
Operating expenses	857	67	8	932
Profit (loss) before tax	$50	$988	$—	$1,038
Depreciation and amortization	5	2	1	8
Expenditures for long-lived assets	6	—	—	6
Balances at end of period:
Customer loans (Receivables)	$29,262	$(2,644)	$(34)	$26,584
Assets	39,503	(1,796)	—	37,707

(1)	Group Reporting Basis Adjustments which have been described more fully above, consist of the following:

HSBC Finance Corporation

	Net Interest Income	Other Revenues	Provision For Credit Losses	Total Costs and Expenses	Profit (Loss) Before Tax	Receivables	Total Assets
	(in millions)
Year Ended December 31, 2015:
Derivatives and hedge accounting	$2	$—	$—	$—	$2	$—	$(6)
Purchase accounting	—	(15)	18	—	(33)	18	11
Deferred loan origination costs and premiums	(21)	—	—	—	(21)	50	37
Credit loss impairment provisioning	(132)	—	72	—	(204)	(1,087)	(906)
Loans held for sale	14	95	95	1	13	(8,325)	320
Interest recognition	—	—	—	—	—	5	23
Other	3	17	—	51	(31)	—	(815)
Total	$(134)	$97	$185	$52	$(274)	$(9,339)	$(1,336)
Year Ended December 31, 2014:
Derivatives and hedge accounting	$2	$—	$—	$—	$2	$—	$(6)
Purchase accounting	3	(5)	(8)	—	6	33	32
Deferred loan origination costs and premiums	(17)	—	—	—	(17)	81	51
Credit loss impairment provisioning	(243)	—	(36)	—	(207)	(1,088)	(842)
Loans held for sale	3	76	(354)	—	433	116	367
Interest recognition	(5)	—	—	—	(5)	6	23
Other	3	(17)	—	5	(19)	(1)	(694)
Total	$(254)	$54	$(398)	$5	$193	$(853)	$(1,069)
Year Ended December 31, 2013:
Derivatives and hedge accounting	$5	$—	$—	$—	$5	$—	$(6)
Purchase accounting	—	16	43	—	(27)	35	29
Deferred loan origination costs and premiums	(15)	4	—	—	(11)	97	63
Credit loss impairment provisioning	(649)	250	(110)	—	(289)	(911)	(719)
Loans held for sale	4	671	(665)	(5)	1,345	(1,871)	94
Interest recognition	9	8	—	—	17	7	27
Other	3	17	—	72	(52)	(1)	(1,284)
Total	$(643)	$966	$(732)	$67	$988	$(2,644)	$(1,796)

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and the Group Reporting Basis.

HSBC Finance Corporation

19.	Variable Interest Entities

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
Consolidated VIEs  In the ordinary course of business, we have organized special purpose entities (“SPEs”) primarily to meet our own funding needs through collateralized funding transactions. We transfer certain receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. The entity used in these transactions is a VIE. As we are the servicer of the assets of these trusts and have retained the benefits and risks, we determined that we are the primary beneficiary of these trusts. Accordingly, we consolidate this entity and report the debt securities issued by them as secured financings in long-term debt. As a result, all receivables transferred in these secured financings have remained and continue to remain on our balance sheet and the debt securities issued by them have remained and continue to be included in long-term debt.
The assets and liabilities of the consolidated secured financing VIE consisted of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$—	$—	$2	$—
Receivables, net:
Real estate secured receivables	1,654	—	2,999	—
Accrued interest income and other	76	—	133	—
Credit loss reserves	(94)	—	(337)	—
Receivables, net	1,636	—	2,795	—
Other liabilities	—	(22)	—	(35)
Long-term debt	—	879	—	1,489
Total	$1,636	$857	$2,797	$1,454
The assets of the consolidated VIE serve as collateral for the obligations of the VIE. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
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

HSBC Finance Corporation

Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-K. The following table summarizes the carrying values and estimated fair value of our financial instruments at December 31, 2015 and December 31, 2014.

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$124	$124	$124	$—	$—
Securities purchased under agreements to resell	2,724	2,724	—	2,724	—
Real estate secured receivables(1):
First lien	7,237	7,174	—	—	7,174
Second lien	1,750	1,156	—	—	1,156
Total real estate secured receivables	8,987	8,330	—	—	8,330
Real estate secured receivables held for sale	8,265	8,668	—	—	8,668
Due from affiliates	128	128	—	128	—
Financial liabilities:
Due to affiliates carried at fair value	496	496	—	496	—
Due to affiliates not carried at fair value	5,429	5,693	—	5,693	—
Long-term debt carried at fair value	3,257	3,257	—	3,257	—
Long-term debt not carried at fair value	6,253	6,664	—	6,664	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$157	$157	$157	$—	$—
Interest bearing deposits with banks	2,000	2,000	2,000	—	—
Securities purchased under agreements to resell	3,863	3,863	—	3,863	—
Real estate secured receivables(1):
First lien	18,943	16,878	—	—	16,878
Second lien	2,299	1,246	—	—	1,246
Total real estate secured receivables	21,242	18,124	—	—	18,124
Real estate secured receivables held for sale	860	937	—	—	937
Due from affiliates	102	102	—	102	—
Financial liabilities:
Due to affiliates carried at fair value	512	512	—	512	—
Due to affiliates not carried at fair value	6,433	6,723	—	6,723	—
Long-term debt carried at fair value	6,762	6,762	—	6,762	—
Long-term debt not carried at fair value	9,665	10,233	—	8,779	1,454

(1)
The receivable balances included in this table reflect the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies and include certain basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. However, these basis adjustments on the loans are excluded in other presentations of dollars of two-months-and-over contractual delinquency, nonaccrual receivable and nonperforming receivable account balances.

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables may be heavily influenced by economic

HSBC Finance Corporation

conditions, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at December 31, 2015 and December 31, 2014 reflect these market conditions. The increase in the relative fair value of real estate secured receivables since December 31, 2014 reflects the conditions in the housing industry which have continued to show improvement in 2015 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables. These factors have also resulted in the fair value of receivables held for sale at December 31, 2015 exceeding the carrying value as these receivables are carried at the lower of amortized cost or fair value.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
December 31, 2015:
Derivative financial assets:
Interest rate swaps	$—	$24	$—	$—	$24
Currency swaps	—	111	—	—	111
Derivative netting	—	—	—	(135)	(135)
Total derivative financial assets	—	135	—	(135)	—
Total assets	$—	$135	$—	$(135)	$—
Due to affiliates carried at fair value	$—	$(496)	$—	$—	$(496)
Long-term debt carried at fair value	—	(3,257)	—	—	(3,257)
Derivative related liabilities:
Interest rate swaps	—	(304)	—	—	(304)
Currency swaps	—	(379)	—	—	(379)
Derivative netting	—	—	—	626	626
Total derivative related liabilities	—	(683)	—	626	(57)
Total liabilities	$—	$(4,436)	$—	$626	$(3,810)
December 31, 2014:
Derivative financial assets:
Interest rate swaps	$—	$144	$—	$—	$144
Currency swaps	—	147	—	—	147
Derivative netting	—	—	—	(291)	(291)
Total derivative financial assets	—	291	—	(291)	—
Total assets	$—	$291	$—	$(291)	$—
Due to affiliates carried at fair value	$—	$(512)	$—	$—	$(512)
Long-term debt carried at fair value	—	(6,762)	—	—	(6,762)
Derivative related liabilities:
Interest rate swaps	—	(453)	—	—	(453)
Currency swaps	—	(133)	—	—	(133)
Derivative netting	—	—	—	504	504
Total derivative related liabilities	—	(586)	—	504	(82)
Total liabilities	$—	$(7,860)	$—	$504	$(7,356)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

HSBC Finance Corporation

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a recurring basis during 2015 and 2014.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2015 and 2014.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Certain of the fair values in the table below were not obtained as of December 31, 2015 or 2014 but during the years then ended. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," for discussion of our policy in measuring fair value.

	Non-Recurring Fair Value Measurements as of December 31, 2015				Total Gains (Losses) for the Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$—	$8,265	$8,265	$(364)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	326	—	326	(176)
Real estate owned(2)	—	103	—	103	(23)
Total assets at fair value on a non-recurring basis	$—	$429	$8,265	$8,694	$(563)

	Non-Recurring Fair Value Measurements as of December 31, 2014				Total Gains (Losses) for the Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$—	$860	$860	$201
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	693	—	693	(391)
Real estate owned(2)	—	195	—	195	(49)
Total assets at fair value on a non-recurring basis	$—	$888	$860	$1,748	$(239)

(1)	Total gains (losses) for the years ended December 31, 2015 and 2014 include amounts recorded on receivables that were subsequently transferred to held for sale.

(2)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a non-recurring basis during 2015 and 2014.
Significant Transfers Between Level 2 and Level 3 During the year ended December 31, 2015 we transferred real estate secured receivables held for sale totaling $2,077 million from Level 3 to Level 2 prior to the sale of these receivables. During 2014, we transferred real estate secured receivables held for sale totaling $2,172 million from Level 3 to Level 2 prior to the sale of these receivables.

HSBC Finance Corporation

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of December 31, 2015 and December 31, 2014:

	Fair Value				Range of Inputs
Financial Instrument Type	Dec. 31, 2015	Dec. 31, 2014	Valuation Technique	Significant Unobservable Inputs	December 31, 2015			December 31, 2014
	(in millions)
Receivables held for sale carried at the lower of amortized cost or fair value:
Real estate secured	$8,265	$860	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	100%	0%	-	79%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	14%	4%	-	8%

(1)
As discussed below, as a result of our decision in 2015 to expand our receivable sales program, we added additional pools to our fair value estimation process in line with the new risk characteristics that now exist in the expanded receivables held for sale portfolio. At December 31, 2015, the weighted average collateral loss severity rate was 42 percent, taking into consideration both expected net cash flows as well as current collateral values. At December 31, 2014, the weighted average collateral loss severity rate was 18 percent based solely on consideration of collateral value reflecting the risk characteristics of the receivables held for sale portfolio at that time.

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

Litigation Bond As discussed more fully in Note 22, "Litigation and Regulatory Matters," on October 17, 2013, the District Court entered a partial final judgment against us in the Jaffe litigation in the amount of approximately $2.5 billion. In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment pending the outcome of our appeal. To reduce costs associated with posting cash collateral with the insurance companies, the surety bond was guaranteed by HSBC North America and we paid HSBC North America an annual fee for this guarantee. Given the mandate of the Court of Appeals for the Seventh Circuit reversing the judgment, during the third quarter of 2015 we terminated the surety bond and related guarantee by HSBC North America. Prior to the termination of the surety bond and related guarantee, during 2015 we recorded expense of $5 million related to the surety bond and $4 million related to the guarantee provided by HSBC North America. As a result of the reversal of the judgment and the termination of the surety bond, during the fourth quarter of 2015 we recovered $13 million of previously paid surety bond fees. During 2014, we recorded expense of $7 million related to the surety bond and $6 million related to the guarantee.
Lease Obligations We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $8 million, $10 million and $11 million in 2015, 2014 and 2013, respectively. See Note 17, “Related Party Transactions,” for additional information.
We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.

HSBC Finance Corporation

Future net minimum lease commitments under noncancelable operating lease arrangements were:

Year Ending December 31,	Minimum Rental Payments	Minimum Sublease Income	Net
	(in millions)
2016	$6	$(2)	$4
2017	2	—	2
2018	2	—	2
2019	2	—	2
2020	1	—	1
Thereafter	—	—	—
Net minimum lease commitments	$13	$(2)	$11

22.	Litigation and Regulatory Matters

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
In view of the inherent unpredictability of legal matters, including litigation, governmental and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of such matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation, governmental and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted from time to time, as appropriate, in light of additional information. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters. In 2015, legal expenses were impacted by an increase of $760 million between years related to certain legal matters, including mortgage servicing.
For the legal matters disclosed below, including litigation, governmental and regulatory matters, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which we believe we can make a reliable estimate, we believe a reasonable estimate could be as much as $3.1 billion for HSBC Finance Corporation. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
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

HSBC Finance Corporation

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
In October 2013, the district court entered a partial final judgment against the defendants in the amount of approximately $2.5 billion. In addition to the partial judgment that has been entered, there also remain approximately $625 million, prior to imposition of pre-judgment interest, in claims that still are subject to objections that have not yet been ruled upon by the district court.
In May 2015, the Court of Appeals issued a decision reversing the partial final judgment of the district court of October 2013 and remanding the case for a new trial as to Household International Inc. on loss causation, which ultimately will entail a reassessment of the quantum of damages if loss causation is established. On remand to the district court, the case was reassigned to Judge Jorge Alonso. Judge Alonso has issued various rulings on certain preliminary issues and has entered a scheduling order which includes a trial date of June 6, 2016. Given the complexity and uncertainties associated with a re-trial of loss causation and damages, there continues to be a wide range of possible outcomes. We continue to maintain a reserve for this matter in an amount that represents management's current estimate of probable losses.
Lender-Placed Insurance Matters
Lender-placed insurance involves a lender obtaining an insurance policy (hazard or flood insurance) on a mortgaged property when the borrower fails to maintain their own policy. The cost of the lender-placed insurance is then passed on to the borrower. Industry practices with respect to lender-placed insurance are receiving heightened regulatory scrutiny from both federal and state agencies. We have received and may continue to receive regulatory inquiries.
Beginning in October 2011, a number of mortgage servicers and insurers, including our affiliates, HSBC Insurance (USA) Inc. and HSBC Mortgage Services Inc., received subpoenas from the New York Department of Financial Services (the “NYDFS”) with respect to lender-placed insurance activities dating back to September 2005. We provided documentation and information to the NYDFS that is responsive to the subpoena. Additionally, in March 2013, the Massachusetts Attorney General issued a Civil Investigative Demand to HSBC Mortgage Services Inc. seeking information about lender-placed insurance activities. We continue to be engaged with the Massachusetts Attorney General regarding this matter. In January 2014, HSBC Mortgage Corporation (USA) and various other HSBC entities engaged in mortgage related servicing agreed to a settlement with the Massachusetts Attorney General concerning allegations of conflict of interest in placement of lender placed insurance, including the cost of and revenues allegedly derived from placement of the insurance. The HSBC entities paid $4.075 million to Massachusetts to be held in escrow until the settlement was finalized. On February 17, 2016, the settlement was finalized by the filing of an Assurance of Discontinuance in the Massachusetts Superior Court.
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
All of the above matters have been settled and the court has granted final approval of such settlements, with the exception of West, et al. v. HSBC Mortgage Corporation (USA), et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687), in which the parties reached a settlement in principle in January 2016. The settlements were all within our reserves for these matters, and administration for the class settlements is nearly complete.
Mortgage Securitization Activity
We have received notice of several claims from investors and from trustees of residential mortgage-backed securities (“RMBS”) related to our activities as a sponsor and the activities of our subsidiaries as originators in connection with RMBS transactions closed between 2005 and 2007. In addition, we have received the following lawsuits: (i) Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp.; and (ii) Deutsche Bank, as Trustee of HASCO 2007-HE2 v. Decision One, HSBC Finance Corp. and HSBC Bank USA. These actions seek to have Decision One Mortgage Company LLC ("Decision One") and/or HSBC Finance Corporation repurchase mortgage loans originated by Decision One and securitized by third parties. In the aggregate, these actions seek repurchase of loans, or compensatory damages in lieu of repurchase, totaling approximately $500

HSBC Finance Corporation

million. Decision One's motion for summary judgment in the Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp. was denied. The trial originally scheduled to begin on February 29, 2016, has been adjourned indefinitely.
Since 2010, various HSBC entities have received certain subpoenas and requests for information from U.S. authorities seeking production of documents and information relating to HSBC’s involvement, and the involvement of its affiliates, in specified private-label RMBS transactions as an issuer, sponsor, underwriter, depositor, trustee, custodian or servicer. HSBC continues to cooperate with these authorities. In November 2014, HSBC North America, on behalf of itself and its subsidiaries, including, but not limited to, HSBC Bank USA, HSI Asset Securitization Corp., HSI, HSI Asset Loan Obligation, HSBC Mortgage Corporation (USA), HSBC Finance Corporation and Decision One Mortgage Company LLC, received a subpoena issued by the U.S. Attorney's Office, District of Colorado, pursuant to the Financial Industry Reform, Recovery and Enforcement Act of 1989, 12 U.S.C. § 1833a (“FIRREA”), concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages. Five U.S. banks have reported settlements with the U.S. Department of Justice of FIRREA and other mortgage-backed securities related matters. We are cooperating fully with US authorities and are continuing to produce documents and information responsive to their requests.
In December 2013, Residential Funding Company, LLC (“RFC”) filed an action against Decision One in Minnesota state court relating to alleged losses RFC suffered as a result of its purchase of approximately 16,000 mortgage loans from Decision One from 2000 to 2007. The action subsequently was removed to the U.S. District Court for the District of Minnesota. RFC alleges claims for breach of contract for alleged breach of representations and warranties concerning the quality and characteristics of the mortgage loans and contractual indemnification for alleged losses incurred by RFC arising out of purported defects in loans that RFC purchased from Decision One and subsequently sold to third parties via whole loans or securitizations.
In February 2016 Lehman Brothers Holdings Inc. (“LBHI”) filed an adversary proceeding in the context of its Chapter 11 bankruptcy proceeding pending in the United States Bankruptcy Court for the Southern District of New York against nearly 150 entities, including HSBC Mortgage Services, relating to losses LBHI purportedly suffered as a result of its purchase of mortgage loans originated and/or sold by the defendants to LBHI. LBHI sold the loans to the Fannie Mae and Freddie Mac under agreements that contained representations and warranties concerning the quality and characteristics of the loans. LBHI subsequently settled claims made against it by Fannie Mae and Freddie Mac for losses on the loans, and now LBHI seeks indemnification for those settlements. This action is at an early stage.
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
Benchmark Rate Litigation HSBC Finance Corporation is one of several defendants in a lawsuit filed by 2 mutual funds managed by Prudential Investment Portfolios seeking unspecified damages arising from the alleged artificial suppression of U.S. dollar Libor rates. The other defendants are members of the U.S. dollar Libor panel of banks and their affiliates. This action is part of the U.S. dollar Libor Multi-District Litigation proceeding pending in the U.S. District Court for the Southern District of New York (In re LIBOR-Based Financial Instruments Antitrust Litigation). HSBC and HSBC Bank plc are defendants in that proceeding as well. The stay previously imposed by the court on the individual actions was lifted in 2014. Plaintiffs subsequently filed an amended complaint. Defendants moved to dismiss the amended complaint in November 2014, and a hearing on the motion was held in February 2015.
Litigation - Discontinued Operations
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. ("Visa") and MasterCard Incorporated ("MasterCard"), had been named as defendants in a number of consolidated merchant class actions and individual merchant actions had been filed against Visa and MasterCard, alleging that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the federal antitrust laws. In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). In 2011, MasterCard, Visa, the other defendants, including HSBC Finance Corporation, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Sharing Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Finance Corporation and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The district court granted final approval of the class settlement in December 2013 and entered the Class Settlement Order and final judgment dismissing the class action shortly thereafter. Certain objecting merchants appealed to the Court of Appeals for the Second Circuit, and that appeal is pending. Separately, in July 2015, various objectors filed a motion in the district court contending that the approval order should be set aside

HSBC Finance Corporation

because of alleged improper communications between one of plaintiff's outside counsel and one of MasterCard's former outside counsel.
Numerous merchants objected and/or opted out of the settlement during the exclusion period. Various opt-out merchants have filed opt-out suits in either state or federal court, most of which have been transferred to the consolidated multi-district litigation, MDL1720. To date, certain groups of opt-out merchants have entered into settlement agreements with the defendants in those actions and certain HSBC entities that, pursuant to the MDL 1720 Sharing Agreements, are responsible for a pro rata portion of any judgment or settlement amount awarded in actions consolidated into MDL 1720.
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) was filed on December 16, 2013 against HSBC Bank USA, HSBC North America, HSBC Finance Corporation, and HSBC, as well as other banks. This putative class action was filed in the U.S. District Court for the Northern District of California. The complaint asserts federal and California state antitrust claims on behalf of a putative class composed of all Visa and MasterCard cardholders in the United States. The substantive allegations regarding defendants’ conduct parallel the merchant claims in MDL 1720. Unlike the merchant suits, however, the Salveson complaint alleges that cardholders pay the interchange fee charged for credit card transaction, not merchants, and that card holders were therefore injured by the alleged anticompetitive conduct. In March and May 2014, defendants, including the HSBC defendants, filed a motion to dismiss. In June 2014, the Judicial Panel on Multidistrict Litigation transferred the case to the Eastern District of New York for consolidation with MDL 1720. On November 26, 2014, the court granted defendants' motion to dismiss the federal antitrust claim and declined to exercise jurisdiction over the state law claim. Plaintiffs moved for reconsideration of the dismissal decision in December 2014. The motion is fully briefed and we await a decision from the court. In January 2015, plaintiffs also appealed the district court’s dismissal of the action.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance Corporation and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. The HSBC defendants filed a motion for summary judgment in July 2014. In March 2015, the court denied the motion, and the HSBC defendants filed a motion seeking, among other things, reconsideration of certain parts of the court’s ruling. In November 2015, the HSBC defendants’ motion for reconsideration was granted in part, and the court reversed certain aspects of its March 2015 decision. Discovery is proceeding in accordance with the court’s rulings.
County of Cook v. HSBC North America Holdings Inc., et al. On March 21, 2014, Cook County, Illinois (the county in which the city of Chicago is located) filed an action pursuant to the Fair Housing Act against HSBC North America and certain subsidiaries that is substantially similar to the lawsuit filed by the counties of DeKalb, Fulton and Cobb in Georgia. In this action, as in DeKalb County, et al. v. HSBC North America Holdings Inc., et al., the plaintiff asserts that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. An amended complaint was filed in March 2014. The HSBC defendants' filed a motion to dismiss the amended complaint. In September 2015, the court denied the motion. The defendants moved to certify the case for interlocutory appeal, which motion was denied in January 2016.
Telephone Consumer Protection Act Litigation Between May 2012 and January 2013, two substantially similar putative class actions were filed against various HSBC U.S. entities, including actions against us or one or more of our subsidiaries. These two actions have been consolidated into a single action entitled: Mills & Wilkes v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., HSBC Mortgage Services, Inc. HSBC Auto Finance, Inc. & HSBC Consumer Lending (USA), Inc., Case No.: 12-cv-04010-MEJ (N.D. Cal.). The plaintiffs in these actions allege that the HSBC defendants contacted them, or the members of the class they seek to represent, on their cellular telephones using an automatic telephone dialing system and/or an artificial or prerecorded voice, without their express consent, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. By agreement of the parties, the action in the Northern District of California was dismissed and a consolidated action entitled Wilkins & Mills v. HSBC Bank Nevada, N.A. & HSBC Card Services, Inc., was filed in the Northern District of Illinois, Eastern Division. The parties settled the action for approximately $40 million, and the court issued a final order approving the settlement and dismissing the action in March 2015. Settlement administration is nearly completed.
Governmental and Regulatory Matters
Foreclosure Practices In April 2011, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent

HSBC Finance Corporation

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
The Servicing Consent Orders required an independent review of foreclosures (the "Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. In February 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review ceased and was replaced by a broader framework under which we and twelve other participating servicers are, in the aggregate, providing in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the IFR Settlement Agreements, HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and agreed to provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2015, Rust Consulting, Inc., the paying agent, has issued virtually all checks to eligible borrowers. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Finance Corporation and HSBC Bank USA, fulfillment of the terms of the IFR Settlement Agreements will satisfy the Independent Foreclosure Review requirements of the Servicing Consent Orders, including the wind down of the Independent Foreclosure Review.
The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the U.S. Department of Justice or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. In addition, the IFR Settlement Agreements do not preclude future private litigation concerning these practices.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a national mortgage settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. Following the February 2012 settlement, these government agencies initiated discussions with other mortgage industry servicers, including us. We recorded an accrual of $157 million in 2011 (which was reduced by $14 million in 2013 and further reduced by $60 million during the second quarter of 2014), reflecting the portion of the HSBC North America accrual we believed to be allocable to HSBC Finance Corporation. In February 2016, we, HSBC Bank USA, HSBC Mortgage Services Inc. and HSBC North America entered into an agreement with the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau, other federal agencies (“Federal Parties”) and the Attorneys General of 49 states and the District of Columbia (“State Parties”) to resolve civil claims related to past residential mortgage loan origination and servicing practices. The settlement is similar to prior national mortgage settlements reached with other US mortgage servicers and includes the following terms: $100 million cash payment to be allocated among participating Federal and State Parties, and $370 million in consumer relief provided through our receivable modification programs. All except $32 million of the settlement is allocable to us and was within the amount reserved for the matter. In addition, the settlement agreement sets forth national mortgage servicing standards to which we and our U.S. affiliates will adhere.
The national mortgage settlement, may not, however, completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude further private litigation concerning foreclosure and other mortgage servicing practices.
Additionally, the Federal Reserve announced the imposition against HSBC North America and us of a $131 million civil money penalty in conjunction with that agency’s April 2011 Servicing Consent Order. Pursuant to the terms of the civil money penalty assessment order, the penalty will be satisfied through the cash payments made to the Federal Parties and the consumer relief provided pursuant to the national mortgage settlement.

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$169	$182	$168	$184	$201	$210	$225	$232
Provision for credit losses	13	18	192	27	(127)	(43)	(197)	2
Net interest income (loss) after provision for credit losses	156	164	(24)	157	328	253	422	230
Other revenues	93	(98)	138	(42)	(72)	169	47	82
Operating expenses	507	232	522	148	176	174	121	217
Income (loss) from continuing operations before income tax (expense) benefit	(258)	(166)	(408)	(33)	80	248	348	95
Income tax expense (benefit)	(114)	(129)	(200)	(28)	42	87	112	(17)
Income (loss) from continuing operations	(144)	(37)	(208)	(5)	38	161	236	112
Loss from discontinued operations	(29)	—	(8)	—	(2)	(9)	(7)	(6)
Net income (loss)	$(173)	$(37)	$(216)	$(5)	$36	$152	$229	$106

HSBC Finance Corporation

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As disclosed in our Current Reports on Form 8-K filed on February 20, 2015 and February 23, 2015, at its meeting on February 16, 2015, the Audit Committee of our Board of Directors approved the appointment of PricewaterhouseCoopers LLP (“PwC”) to serve as our independent registered public accounting firm for the year ending December 31, 2015.
PwC’s appointment was effective February 24, 2015, for the fiscal year ending December 31, 2015 and for all interim periods therein. During the years ended December 31, 2014 and 2013 and through February 16, 2015, we did not consult with PwC regarding either:

•
the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did PwC provide written or oral advice to us that PwC concluded was an important factor we considered in reaching a decision as to the accounting, auditing or financial reporting issue; or

•
any matter that was either the subject of a “disagreement” (as defined in Regulation S-K 304(a)(1)(iv) and the related instructions), or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

KPMG LLP (”KPMG”) was dismissed as our independent auditors by the Audit Committee effective February 23, 2015, after the issuance of its report on the consolidated financial statements as of and for the year ended December 31, 2014 included in the filing of our Form 10-K with the Securities and Exchange Commission. The reports of KPMG issued on our consolidated financial statements as of December 31, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the years ended December 31, 2014 and 2013 and through February 23, 2015, there were no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its reports on our financial statements. During this time, there have been no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.
We have agreed to indemnify and hold KPMG harmless from and against any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG's consent to the inclusion (or incorporation by reference) of its audit report on our past financial statements included in this annual report on Form 10-K.
During the year ended December 31, 2015, there were no disagreements on accounting and financial disclosure matters between us and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in its reports on our financial statements.

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Assessment of Internal Control over Financial Reporting  Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Exchange Act, and has completed an assessment of the effectiveness of HSBC Finance Corporation’s internal control over financial

HSBC Finance Corporation

reporting as of December 31, 2015. In making this assessment, management used the criteria related to internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework (2013)."
Based on the assessment performed, management concluded that as of December 31, 2015, HSBC Finance Corporation’s internal control over financial reporting was effective.

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
Loans in repayment Between 2001 and 2005, the Project and Export Finance division of the HSBC Group arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, the HSBC Group continues to seek repayment in accordance with its obligations to the supporting export credit agencies. Details of these loans follow.
At December 31, 2015, the HSBC Group had 10 loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, France, Germany, Spain, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles. Two repayments have been made under each of the 10 loans in 2015.
Bank Melli acted as a sub-participant in two of the aforementioned loans to the Iranian petrochemical company. One repayment was made into a frozen account during the first quarter of 2015, and no further payments were made in 2015. One of the loans to the Iranian petrochemical company, supported by the Spanish Export Credit Agency, was fully repaid in 2015. Bank Saderat acted as a sub-participant on the loan and the final repayment due to the bank was paid into a frozen account.
The HSBC Group held a sub-participation in a loan provided by another international bank to Bank Tejarat with a guarantee from the Government of Iran, supported by the Italian Export Credit Agency. The facility matured in 2014 and the final claim for non-payment was paid by the Italian Export Credit Agency in the first quarter of 2015.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for 2015, which includes interest and fees, was approximately $702,000, and net estimated profit was approximately $545,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
There was no measurable gross revenue in 2015 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. Two were canceled in 2015 and approximately 20 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

HSBC Finance Corporation

•
The HSBC Group maintains several frozen accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license authorizing the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in 2015. Estimated counter revenue in 2015 for this financial institution, which includes fees and/or commissions, was approximately $(56,900.00). This customer relationship has generated negative revenue, given the European Central Bank’s negative interest rate. In the second quarter of 2015, the U.K. government issued a license to the HSBC Group to collect the negative interest rate from this institution. The HSBC Group commenced the collection of the negative interest rate in the fourth quarter of 2015.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving two employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme in 2015 was approximately $3,100.

For the Iranian bank related-activity discussed in this section, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group currently intends to continue to wind down this activity, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual customer who was sanctioned under U.S. Executive Order 13224, and by the United Kingdom and the U.N. Security Council. Activity in 2015 was permitted by a license issued by the U.K. government. The HSBC Group is in the process of exiting the customer relationship.
The HSBC Group maintained an account for an individual customer that was sanctioned under U.S. Executive Order 13224 in the second quarter of 2015. The HSBC Group settled the outstanding credit balance due from the customer and closed the account in the second quarter of 2015.
The HSBC Group maintains an account for an individual customer sanctioned under U.S. Executive Order 13224 in 2015. The account was frozen in the third quarter of 2015.
For activity related to U.S. Executive Order 13224, there was no measurable gross revenue or net profit generated to the HSBC Group in 2015.
The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the United Kingdom and the U.N. Security Council. Activity on this account in the third quarter of 2015 was permitted by a license issued by the U.K. government. There was no measurable gross revenue or net profit generated in the third quarter of 2015.
Activity related to U.S. Executive Order 13382 In the second quarter of 2015, the HSBC Group maintained non-U.S. currency accounts for an individual customer sanctioned under Executive Order 13382. The HSBC Group exited the customer relationship in the second quarter of 2015. There was no measurable gross revenue or net profit to the HSBC Group in 2015.
Other activity The HSBC Group held a lease of branch premises in London which it entered into in 2005 and was due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. The HSBC Group has exercised a break clause in the lease and has exited the property. The HSBC Group closed the branch in the third quarter of 2014 and terminated the relationship with the lessor in 2015.
The HSBC Group maintained an account for a corporate customer in Armenia for whom it received funds from an account at Bank Mellat CJSC Armenia for the sale of computer equipment during the first quarter of 2015.
The HSBC Group maintained an account for a corporate customer in Oman during the first quarter of 2015 for whom it processed a check payment drawn on an account at Bank Melli in Oman for the sale of carpet-related products and services.
The HSBC Group maintains an account for a corporate customer in France that made a payment to the Iranian Civil Aviation Authority to settle flight-related expenses during the second quarter of 2015. This activity was permitted by a license issued by France.
The HSBC Group maintains an account for a corporate customer in the UAE for whom it processed a check payment from a hospital owned by the Government of Iran for the purchase of medical equipment in the first quarter of 2015.
The HSBC Group maintains a corporate customer in the U.K. for whom it received a check payment in the second quarter of 2015 from Bank Saderat in London, U.K. for health and safety services.

HSBC Finance Corporation

For the activity in this section, there was no measurable gross revenue or net profit to HSBC in 2015.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the third quarter of 2015. In 2015, the HSBC Group also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group in 2015 relating to these frozen accounts.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors Set forth below is certain biographical information relating to the members of HSBC Finance Corporation's Board of Directors, including descriptions of the specific experience, qualifications, attributes and skills that support such person's service as a Director of HSBC Finance Corporation. We have also set forth below the minimum director qualifications reviewed by HSBC and the Board in selecting Board members.
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
Directors are elected to three-year terms until their tenure exceeds six years, at which point they are elected annually. Consequently, Messrs. Ameen and Kroeger will be considered for election in 2018, Mr. Whitford will be considered for election in 2017 and all other Directors are subject to annual elections. There are no family relationships among the Directors.
Patrick J. Burke, age 54, joined HSBC Finance Corporation’s Board in May 2011 and was appointed Chairman of the Board in November 2011. He is also a member of its Chairman’s Committee since July 2014. Mr. Burke is also a member of the HSBC USA, HSBC Bank USA and HSBC North America Boards since June 2014 and is a member of the respective Chairman’s Committee since July 2014. Mr. Burke was appointed President and Chief Executive Officer of HSBC North America, HSBC USA and HSBC Bank USA in November 2014.
Prior to this appointment, Mr. Burke was Chief Executive Officer of HSBC Finance Corporation from July 2010 to September 2014, with responsibility for winding down the legacy Household consumer finance business. Prior to that he was Chief Executive Officer of, and held various other positions within, Card and Retail Services, the US credit card business HSBC sold to Capital One in 2012. Mr. Burke has held a variety of strategy, finance and business roles during his career in the US, UK and Canada. He joined the Group in 1989 and was appointed a Group General Manager in 2011.
Phillip D. Ameen, age 67, joined HSBC Finance Corporation's Board in April 2012. He has been a member of the HSBC Finance Corporation Audit and Risk Committees since April 2012 and became Chair of the Audit Committee in May 2013. He is also a member of its Chairman’s Committee since July 2014. Mr. Ameen was appointed to the Board of Directors of HSBC and a member of the Group Audit Committee in January 2015.
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
As a Certified Public Accountant with extensive financial and accounting experience, Mr. Ameen served as Vice President, Comptroller, and Principal Accounting Officer of General Electric Company ("GE") until March 2008. Prior to joining GE, he was a partner in KPMG. He also has a depth of technical knowledge from his participation in accounting standards setting. Other former appointments include serving on the International Financial Reporting Interpretations Committee of the International Accounting Standards Board, the Accounting Standards Executive Committee of the American Institute of Certified Public

HSBC Finance Corporation

Accountants, the Financial Accounting Standards Board Emerging Issues Task Force, was Chair of the Committee on Corporate Reporting of Financial Executives International and was a Trustee of the Financial Accounting Foundation.
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
Rhydian H. Cox, age 54, joined HSBC Finance Corporation’s Board in June 2014. Mr. Cox became a member of the HSBC USA and HSBC North America Boards in June 2014 and is a non-voting member of the respective Compliance Committees since July 2014. He is also a member of the HSBC Bank USA Board and a non-voting member of its Compliance Committee since September 2014. Mr. Cox currently serves as Senior Executive Vice President and Chief Risk Officer of HSBC North America, HSBC USA, HSBC Bank USA and HSBC Finance Corporation as of October 2015.
Prior to this appointment, Mr. Cox was Senior Executive Vice President and Head of Regulatory Remediation of HSBC North America, HSBC USA, HSBC Bank USA, and HSBC Finance Corporation from June 2014 to October 2015. Mr. Cox was Chief Risk Officer, Asia-Pacific from 2008 to 2014. Prior to this appointment he was Head of Corporate, Investment Banking and Markets in Asia-Pacific and in Mexico. Mr. Cox joined the Group in 1984 and was appointed a Group General Manager in 2013.
Barry F Kroeger, age 62, joined HSBC Finance Corporation’s Board in April 2015 and is a member of the HSBC Finance Corporation Audit and Risk Committees since April 2015. Mr. Kroeger also serves as a Board of Director of HSBC North America and is a member of its Audit and Risk Committees as of April 2015.
Mr. Kroeger serves as Head of Strategic Planning- Office of the President of ACI Worldwide, Inc., a global provider of electronic payment and banking solutions. Prior to that, he held various positions for Ernst & Young from 1976 to 2014, serving most recently as senior Partner for Ernst & Young. Mr. Kroeger was responsible for a number of Ernst & Young’s client relationships with banking and capital markets and numerous specialty finance firms. He published several articles offering insight and recommending solutions for boards and management on significant governance, regulatory and risk challenges. Mr. Kroeger is a Certified Public Accountant with extensive financial and accounting experience.
Samuel Minzberg, age 66, joined the HSBC Finance Corporation Board in April 2014 and the HSBC North America Board in March 2005. He is a member of the HSBC Finance Corporation Chairman’s Committee as of July 2014 and Audit Committee as of May 2008, and has served on the HSBC North America Audit Committee since March 2005 and the Nominating and Governance Committee of HSBC North America (“Nominating and Governance Committee") since April 2013. He was previously a member of the HSBC USA Board from April 2013 through April 2014 and of the HSBC Bank USA Board from June 2013 through April 2014 and was a member of the HSBC USA and HSBC Bank USA Audit Committees. He was a member of the HSBC Finance Corporation Board from May 2008 through April 2012. Mr. Minzberg is a partner with the law firm of Davies Ward Phillips & Vineberg, in Montreal. Mr. Minzberg is currently also Chairman of HSBC Bank Canada and a member of its Audit Committee, a Director of Reitmans (Canada) Limited, and a Director and past President of the Sir Mortimer B. Davis - Jewish General Hospital Centre Board. He is a member of the Board of Governors of McGill University in Montreal.
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
Thomas K. Whitford, age 59, joined HSBC Finance Corporation's Board in December 2013. He has also been a member of the HSBC Finance Corporation Risk Committee since December 2013 and its Chair since July 2014 and is a member of its Chairman’s Committee since July 2014. Also since December 2013, Mr. Whitford has served as a member of the Board of Directors of HSBC North America and as a member of its Compliance and Risk Committees and has been Chair of the Risk Committee since July 2014. He is also a member of the HSBC North America Chairman’s Committee since July 2014 and Nominating and Governance Committee since January 2014. Mr. Whitford is also a member of the HSBC USA and HSBC Bank USA Board of Directors since July 2014, the respective Chairman’s Committee since July 2014 and is Chair of the respective Risk Committee since July 2014.
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

HSBC Finance Corporation

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
Mr. Whitford has served as an Independent Trustee on the Delaware Investments Family of Funds since January 2013. He also serves as a trustee for the Barnes Foundation, a trustee and a member of the Audit Committee for Longwood Gardens, as a member of the Wharton Graduate Executive Board, and as a member of Natural Lands Trust’s President’s Council. Mr. Whitford previously served as a trustee for the Robert Morris University, Dance Alloy Theater and the Greater Cleveland Partnership.
Executive Officers Information regarding the executive officers of HSBC Finance Corporation as of February 19, 2016 is presented in the following table.

Name	Age	Year Appointed	Present Position
Kathryn Madison	54	2014	Chief Executive Officer
Michael A. Reeves	53	2010	Executive Vice President and Chief Financial Officer
Rhydian H. Cox	54	2014	Senior Executive Vice President and Chief Risk Officer
Loren C. Klug	55	2013	Senior Executive Vice President, Strategy and Planning and Chief of Staff to the CEO
Richard E. O’Brien	63	2014	Senior Executive Vice President and Chief Auditor
Vittorio M. Severino	52	2014	Senior Executive Vice President and Chief Operating Officer, USA
Julie A. Davenport	55	2011	Executive Vice President and General Counsel
Stephen R. Nesbitt	54	2015	Executive Vice President, Head of Regulatory Remediation
Karen P. Pisarczyk	47	2015	Executive Vice President and Corporate Secretary
William L. Tabaka	50	2015	Executive Vice President and Chief Accounting Officer
Kathryn Madison, Chief Executive Officer, HSBC Finance Corporation since September 2014. Ms. Madison began her career at HSBC in 1988 as a Manager of Strategic Planning for Consumer Lending. Since then, Ms. Madison has held various senior leadership positions for the Consumer and Mortgage Lending business. In July 2009, Ms. Madison was appointed to the position of EVP and Chief Servicing Officer, Consumer and Mortgage Lending, for HSBC Finance Corporation.
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
Rhydian H. Cox, Director and Senior Executive Vice President, Chief Risk Officer. See Directors for Mr. Cox’s biography.
Loren C. Klug, Executive Vice President, Head of Strategy and Planning of HSBC Finance Corporation, HSBC North America, HSBC USA and HSBC Bank USA since January 2012 and since September 2013 he has held the additional title of Chief of Staff to the Chief Executive Officer. He was previously Executive Vice President, Strategy & Planning of HSBC Finance Corporation and of HSBC North America from February 2008 through December 2011. From March 2004 to January 2008, he was Managing Director - Strategy and Development, and concurrently from January 2005 to November 2007 he was responsible for strategy development and customer group oversight for HSBC Group's global consumer finance activities. Mr. Klug joined HSBC Finance Corporation in 1989, and since that time has held a variety of commercial finance and strategy positions. Prior to such time he held positions in commercial real estate and banking. Mr. Klug serves on the Board of Directors of Junior Achievement USA.
Richard O’Brien, Senior Executive Vice President and Chief Auditor HSBC North America, HSBC USA, HSBC Bank USA and HSBC Finance Corporation since April 2014. Prior to this appointment, Mr. O’Brien was the Chief Auditor for S.W.I.F.T. which is a Financial Messaging Technology Cooperative headquartered in Belgium for the past 9 years. He began his career with Citibank Internal Audit where he spent 13 years in different roles; primarily auditing the Consumer Bank including Credit Review, Quality Assurance and Regional Head of Private Banking Audit. Afterward, he spent 5 years as Chief Auditor for the US for Credit Lyonnais (now part of Credit Agricole) covering Commercial Banking and Trading & Sales. Mr. O’Brien next joined Deutsche Bank as Chief Auditor for North America for 3 years covering Commercial Banking, Trading & Sales, and Broker Dealer Securities; followed by another 3 years as Chief Auditor North America covering the Investment Banking Division (BZW) and Asset Management (Global Investors) of Barclays Bank. Afterward, Mr. O’Brien spent a year as an Advisor for the US Treasury’s Office

HSBC Finance Corporation

of Technical Assistance before rejoining Citigroup Audit and Risk Review for another five years as Global Liaison for Regulatory Compliance.
Vittorio M. Severino, Senior Executive Vice President and Chief Operating Officer of HSBC North America, HSBC USA, HSBC Bank USA and HSBC Finance Corporation since June 2014. Prior to this appointment, Mr. Severino was the Chief Information Officer of Global Banking and Markets and Head of Shared Services from 2008 to 2014. Since joining HSBC in 2005, Mr. Severino has held several positions in Information Technology and operations and data management. Mr. Severino has almost 30 years of experience as a technologist in the financial services industry with firms including Lehman Brothers, Accenture, JP Morgan & Co and Hartford Financial Group.
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
Stephen R. Nesbitt, Executive Vice President, Head of Regulatory Remediation of HSBC USA, HSBC Bank USA, HSBC Finance Corporation and HSBC North America since October 2015. He began his career with HSBC in 1983 as an Account Manager of Household Finance Corp. Since then, Mr. Nesbitt has held various senior leadership positions including most recently as Chief Risk and Administration Officer of HSBC Operations, Services and Technology from 2011 to September 2015, and Executive Vice President, Strategy and Development for HSBC North America from 2010 to 2011. Prior to that he was an Executive Vice President of Human Resources for Consumer and Mortgage Lending from 2009 to 2010, and for Business Support HSBC North America from 2008 to 2009. Mr. Nesbitt is also an active Executive Committee member for Junior Achievement of Chicago since 2011.
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
William L. Tabaka, Executive Vice President and Chief Accounting Officer of HSBC USA, HSBC Bank USA, HSBC Finance Corporation and HSBC North America since May 2015. Prior to joining the organization, Mr. Tabaka was Chief Financial Officer of Metropolitan Bank Group, Inc. and its primary subsidiary North Community Bank, since August 2013, and was responsible for all areas of the Finance function. From 2002 to July 2013, he held a variety of senior financial officer positions with Bank of America, Anchor Bancorp Wisconsin, Inc., Midwest Banc Holdings, Inc. and JPMorgan Chase. Mr. Tabaka is a Certified Public Accountant. He began his career with the public accounting firms of Arthur Andersen from 1987 to 2000, and subsequently PricewaterhouseCoopers from 2000 to 2002.
Corporate Governance

Board of Directors - Board Structure  The business of HSBC Finance Corporation is managed under the oversight of the Board of Directors, whose principal responsibility is to enhance the long-term value of HSBC Finance Corporation to HSBC. The Board of Directors also provides leadership in the maintenance of prudent and effective controls that enable management to assess and manage risks of the business. The affairs of HSBC Finance Corporation are governed by the Board of Directors, in conformity with the Corporate Governance Standards, in the following ways:

•	contributing to and endorsing business strategy formulated by management and HSBC;

•	providing input and approving the annual operating and capital plans, strategic plan and risk appetite as applicable, proposed by management;

HSBC Finance Corporation

•	monitoring the implementation of strategy by management and HSBC Finance Corporation's performance relative to approved operating and capital plans, risk appetite and performance targets;

•	leading the implementation of HSBC’s values and business principles and compliance with HSBC’s standards and policies throughout the organization;

•	reviewing and approving a written talent management program that provides for development, recruitment and succession planning for the Chief Executive Officer and senior executive management;

•	reviewing and providing input to HSBC concerning evaluation of the Chief Executive Officer's performance;

•	reviewing and approving the Corporate Governance Standards and the Corporate Governance Framework, as applicable, and monitor compliance with the Standards and the Framework;

•	reviewing and approving the Risk Governance Framework and monitoring compliance with the Risk Governance Framework;

•	reviewing and approving a three-year strategic plan and monitoring management’s efforts to implement the plan;

•	assessing and monitoring the major risks facing HSBC Finance Corporation consistent with the Board of Director's responsibilities to HSBC; and

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
Audit Committee
Role, Responsibilities and Governance
The role and responsibilities of the Audit Committee are set forth in its Charter. The Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC Finance Corporation's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	the effectiveness and performance of the Internal Audit Department;

•	the qualifications, independence, performance and remuneration of HSBC Finance Corporation's independent public registered accounting firm;

•
monitoring the integrity of our financial statements prepared under U.S. GAAP and the Group Reporting Basis, which apply International Financial Reporting Standards as endorsed by the European Union, reviewing any significant financial reporting judgments contained in them; and

•	reviewing our financial and accounting policies and practices.
The members of the Audit Committee are: Phillip D. Ameen (Chair), Barry F. Kroeger and Samuel Minzberg. Each of the members is independent, as defined by our Corporate Governance Standards and in accordance with applicable New York Stock Exchange (“NYSE”) listing standards and SEC rules and regulations. The Board of Directors has determined that each of these individuals is financially literate in accordance with NYSE listing standards and that Messrs. Ameen and Kroeger each qualify as an “audit committee financial expert,” as defined by applicable SEC rules and regulations.
During 2015, the Audit Committee held five meetings. These meetings facilitate communication among the members of the Audit Committee, the Chief Auditor, management and PricewaterhouseCoopers LLP ("PwC"), our independent auditors. Management, including the Chief Financial Officer, the Chief Accounting Officer and the Chief Auditor, and PwC attended every meeting. HSBC Group and HSBC North America management attended on request to assist the Audit Committee in its review of the Internal Audit Department, credit provisions, tax accounting and whistleblower reporting and other matters as they arose. The Audit Committee held sessions, with and without management, at every meeting with the Chief Auditor and PwC to discuss specific issues as they arose during the year as well as the results of their examinations and their observations and recommendations regarding our internal controls. The Chair held regular, separate meetings with a number of the attendees to discuss specific issues as they arose.

HSBC Finance Corporation

From time to time, decisions must be made as to the Board committee best suited to address a particular matter. This question arises with some frequency in the Risk and Audit Committees. During 2015 the Chair of the Audit Committee worked closely with the Chair of the Risk Committee to ensure that matters potentially relevant to both committees were properly covered and duplication minimized.
Discharge of the Audit Committee’s Principal Responsibilities
Financial Reporting The Audit Committee reviewed and discussed with management and PwC our financial and accounting judgments, with particular emphasis on identified critical accounting policies and estimates. Management presented specific topics to the Audit Committee as requested. The Audit Committee reviewed and discussed with management and PwC the quarterly and annual consolidated financial statements as well as the reporting of our financial position, cash flows and results of operations.
Internal Control and Risk Management During 2015, we reviewed our system of internal control, transitioning the framework for this review to COSO 2013, and reported during this review to the Audit Committee. The Audit Committee, through its supervision of the Internal Audit Department, oversaw remediation plans for identified deficiencies, including those associated with IT system access, as they arose during the year and monitored the effectiveness of management’s approach to the identification and assessment of mitigating controls. The Audit Committee also received regular updates from PwC on their testing of the internal controls over financial reporting as part of their audit of the consolidated financial statements. The Audit Committee discussed with management its conclusion that internal controls over financial reporting for 2015 remained effective.
Internal Audit The Audit Committee approved and monitored the Internal Audit Department's annual plan, including the appropriateness of audits and required resources and budget. The Audit Committee reviewed the performance of the Chief Auditor. The Audit Committee concluded that the Internal Audit Department remains effective. The Internal Audit Department refined its reporting to various committees of the Board of Directors during the year seeking to ensure that key thematic issues were appropriately highlighted.
Independent Auditor The process of planning for and achieving a successful transition to PwC, our newly-appointed independent auditor, was a key Audit Committee goal for 2015. The Audit Committee discussed with PwC its overall audit plan and scope and audit approach as set forth in their engagement letter, including their overall audit strategy for significant risks identified by them. The Audit Committee retained PwC to provide audit-related services in 2015 and monitored such services throughout their engagement in accordance with its processes and procedures designed to minimize relationships that could appear to impair the objectivity of PwC in their performance of audit and certain non-audit services. The Audit Committee discussed with PwC its independence and satisfied itself as to their independence. PwC is expected to be reappointed as the HSBC Group independent auditor at HSBC’s 2016 Annual General Meeting of shareholders.
Audit Committee Report Management is responsible for the internal control over financial reporting, the financial reporting process and the consolidated financial statements. PwC is responsible for planning and conducting an independent audit of the consolidated financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”) and for expressing an opinion as to the conformity of these financial statements with generally accepted accounting principles. The Internal Audit Department, under the direction of the Chief Auditor, reports directly to the Audit Committee (and administratively to the Chief Executive Officer) and is responsible for preparing an annual audit plan and conducting internal audits intended to evaluate the internal control structure and compliance with applicable regulatory requirements. The Audit Committee’s responsibility is to monitor and oversee these processes. The Audit Committee relies, without independent verification, on the information provided to the Audit Committee and on the representations made by management regarding the effectiveness of internals control over financial reporting. The Audit Committee also relies on the opinion of PwC on the consolidated financial statements.
During 2015, the Audit Committee met and held discussions with management and PwC. The Audit Committee reviewed and discussed with management and PwC the audited consolidated financial statements for the year ended December 31, 2015. The Audit Committee also discussed with PwC the matters required to be discussed by applicable requirements of the PCAOB regarding PwC's communications with the Audit Committee concerning independence. Such communications also included PwC's findings related to internal controls in conjunction with its financial statement audit. The Audit Committee also discussed management's assessment of the effectiveness of internal controls over financial reporting.
PwC submitted to the Audit Committee the written disclosures and the letter required by applicable requirements of the PCAOB regarding PwC's communications with the Audit Committee concerning independence. The Audit Committee discussed with PwC such firm's independence. The Audit Committee has evaluated and concluded the non-audit services provided by PwC did not impair PwC’s independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.

HSBC Finance Corporation

Audit Committee

Phillip D. Ameen (Chair)
Barry F. Kroeger
Samuel Minzberg
Risk Committee The Risk Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board with respect to:

•	HSBC Finance Corporation's risk appetite, tolerance and strategy;

•	our systems of risk management and internal controls to identify, measure, aggregate, control and report risk;

•	management of capital levels and regulatory ratios, related targets, limits and thresholds, and the composition of our capital;

•	the alignment of strategy with our risk appetite, as defined by the Board of Directors; and

•
maintenance and development of a supportive and proactive risk management culture that is appropriately embedded through procedures, training and leadership actions so that all employees are alert to the wider impact on the whole organization of their actions and decisions and appropriately communicate regarding identified risks.

The Risk Committee is currently comprised of the following Directors: Thomas K. Whitford (Chair), Phillip D. Ameen and Barry F. Kroeger.
Chairman's Committee The Chairman's Committee is responsible to support the efficiency of the Board in handling matters:

•	which, in the opinion of the Chairman of the Board, should not be postponed until the next scheduled meeting of the Board; and

•	as the Board may delegate to the Committee from time to time.
The Chairman's Committee is currently comprised of the following Directors: Thomas K. Whitford (Chair), Phillip D. Ameen, Samuel Minzberg and Patrick J. Burke.
Compliance Committee Effective August 18, 2014, the Board of Directors demised the HSBC Finance Corporation compliance committee. The Compliance Committee of the HSBC North America Board of Directors (the "Compliance Committee") is responsible for, among other things, oversight and advice to the HSBC North America Board of Directors with respect to the corrective actions in the foreclosure processing and loss mitigation functions of HSBC Finance Corporation and to ensure that HSBC Finance Corporation complies with the Federal Reserve Servicing Consent Order.
Nominating and Compensation Committees The Board of Directors of HSBC Finance Corporation does not maintain a standing nominating committee or compensation committee. The Nominating and Governance Committee of the HSBC North America Board of Directors (the "Nominating and Governance Committee") is responsible for, among other things, oversight and advice to the HSBC North America Board of Directors with respect to:

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
The Nominating and Governance Committee also has specified responsibilities with respect to executive officer compensation. See Item 11. Executive Compensation - Compensation Discussion and Analysis - Oversight of Compensation Decisions. The Nominating and Governance Committee is currently comprised of the following Directors: Heidi Miller (Chair) (the Chair of the HSBC North America Board of Directors), Rona A. Fairhead, Samuel Minzberg, Nancy G. Mistretta and Thomas K. Whitford. Ms. Fairhead currently serves as Director of HSBC North America. Ms. Mistretta currently serves as Director of HSBC North America, HSBC USA and HSBC Bank USA. Mr. Minzberg currently serves as Director of HSBC North America and HSBC Finance Corporation. Mr. Whitford currently serves as Director of HSBC North America, HSBC USA, HSBC Bank USA and HSBC Finance Corporation.

HSBC Finance Corporation

Board of Directors - Director Qualifications HSBC and the Board of Directors believe a Board comprised of members from diverse professional and personal backgrounds who provide a broad spectrum of experience in different fields and expertise best promotes the strategic objectives of HSBC Finance Corporation. HSBC, the Nominating and Governance Committee and the Board of Directors evaluate the skills and characteristics of prospective Board members in the context of the current makeup of the Board of Directors. This assessment includes an examination of whether a candidate is independent, as well as consideration of diversity, skills and experience in the context of the needs of the Board of Directors, including experience as a chief executive officer or other senior executive or in fields such as government, financial services, finance, technology, communications and marketing, and an understanding of and experience in a global business. Although there is no formal written diversity policy, the Nominating and Governance Committee and the Board considers a broad range of attributes, including experience, professional and personal backgrounds and skills, to ensure there is a diverse Board. A majority of the non-executive Directors are expected to be active or retired senior executives of large companies, educational institutions, governmental agencies, service providers or non-profit organizations. Advice and recommendations from others, such as board consulting firms, may be considered, as the Board of Directors deems appropriate.
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
As set forth in our Corporate Governance Standards, while representing the best interests of HSBC and HSBC Finance Corporation, each Director is expected to:

•	promote HSBC's brand values and business principles and compliance with standards and policies in performing their responsibilities;

•	have the ability to spend the necessary time required to function effectively as a Director;

•	develop and maintain a sound understanding of the strategies, business and risks related to HSBC Finance Corporation;

•	diligently review all Board materials and provide active, objective and constructive participation with appropriate credible challenge at meetings of the Board and its committees;

•	assist in positively and affirmatively representing HSBC to the world;

•	be available to advise and consult on key organizational changes and to counsel on corporate issues;

•	develop and maintain a solid understanding of global economic issues and trends that are pertinent to the operations of HSBC Finance Corporation; and

•
seek clarification from experts retained by HSBC Finance Corporation (including employees of HSBC Finance Corporation) to better understand legal, compliance, risk, financial or business issues affecting HSBC Finance Corporation.

Under the Corporate Governance Standards, Directors have full access to senior management and other employees of HSBC Finance Corporation. Additionally, the Board and its committees have the right at any time to retain independent outside financial, legal and other advisors, at the expense of HSBC Finance Corporation.
Board of Directors - Delegation of Authority The HSBC North America Board of Directors has delegated its powers, authorities and discretion, to the extent they concern the management and day to day operation of the businesses and support functions of HSBC North America and its subsidiaries to a management Executive Committee comprised of senior executives from the businesses and staff functions. Under this authority, the Executive Committee is responsible for all matters that relate to the ordinary course of business. The HSBC Finance Corporation Chief Executive Officer, each of the HSBC USA and HSBC North America Chief Financial Officers, the HSBC North America Chief Risk Officer, Head of Regulatory Compliance, Head of Financial Crimes Compliance, Chief Operating Officer, Heads of each Business, Head of Internal Audit, Head of Strategy and Planning and Chief of Staff to the HSBC North America CEO, General Counsel, Corporate Secretary, Head of Communications, Head of Human Resources, Head of Public Policy, Head of Regulatory Remediation and HSBC Finance Corporation Chief Executive Officer are members of the HSBC North America Executive Committee.

HSBC Finance Corporation

The objective of the Executive Committee is to maintain a reporting and control structure in which all of the line operations of HSBC North America and all its subsidiaries, including HSBC Finance Corporation, are accountable to individual members of the Executive Committee who report to the HSBC North America Chief Executive Officer, who in turn reports to the HSBC Chief Executive Officer.
Board of Directors - Risk Oversight by Board HSBC Finance Corporation has a comprehensive risk management framework designed to address all risks, including credit, liquidity, interest rate, market, operational, reputational and strategic risk, are appropriately identified, measured, monitored, controlled and reported. The risk management function oversees, directs and integrates the various risk-related functions, processes, policies, initiatives and information systems into a coherent and consistent risk management framework. Our risk management policies are primarily implemented in accordance with the practices and limits by the HSBC Group Management Board. Oversight of all risks specific to HSBC Finance Corporation commences with the Board of Directors, which has delegated principal responsibility for a number of these matters to the Audit Committee and the Risk Committee.
Audit Committee The Audit Committee has responsibility for oversight of and advice to the Board of Directors on matters relating to financial reporting and for oversight of internal controls over financial reporting. As set forth in our Audit Committee charter, the Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC Finance Corporation's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	the critical accounting principles, policies and practices, significant judgments, and tax positions and related reserves;

•	HSBC Finance Corporation's compliance with legal and regulatory requirements that may have a material impact on our financial statements; and

•	the qualifications, independence, performance and remuneration of HSBC Finance Corporation's independent auditors.
The Audit Committee also has the responsibility, power, direction and authority to receive regular reports from the Internal Audit Department concerning major findings of internal audits and to review the periodic reports from the Internal Audit Department that include an assessment of the adequacy and effectiveness of HSBC Finance Corporation's processes for controlling activities and managing risks. The HSBC Finance Corporation Disclosure Committee reports to the Audit Committee.
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

•	review and discuss with the Chief Risk Officer the adequacy and effectiveness of our internal control and risk governance framework in relation to our strategic objectives and related reporting;

•	oversee and advise the Board of Directors on all high-level risks;

•	oversee and advise the Board of Directors on all compliance risk related matters;

•	review and approve the annual key objectives and performance review of the Chief Risk Officer;

•	advise the Board of Directors and Nominating and Governance Committee on alignment of remuneration with risk appetite;

•	seek appropriate assurance as to the Chief Risk Officer's authority, access, independence and reporting lines;

•	review the effectiveness of our internal control and risk governance framework and whether management has discharged its duty to maintain an effective internal control system;

•	consider the risks associated with proposed strategic acquisitions or dispositions;

HSBC Finance Corporation

•
receive regular reports from the HSBC North America ALCO and risk control functions in order to assess major financial risk exposures and the steps management has taken to monitor and control such exposures;

•
review with senior management and, as appropriate, approve, guidelines and policies to govern the process for assessing and managing various risk topics, including litigation risk and reputational risk; and

•	oversee the continuing maintenance and enhancement of a strong enterprise-wide risk management culture.
At each quarterly Risk Committee meeting, the Chief Risk Officer makes a presentation to the committee describing top and emerging risks for HSBC Finance Corporation, which may include operational and internal controls, market, credit, information security, capital management, liquidity and litigation.
The HSBC North America Risk Management Committee (the “Risk Management Committee”) is responsible for establishing and providing for an enterprise wide, forward looking, Risk Framework that addresses strategic, credit, market, liquidity, operational (inclusive of all sub-categories such as compliance, legal, fraud, information security etc.) and reputation risks are appropriately identified, measured, managed, controlled and reported, including internal controls and the direct involvement in the management of any outsized, inappropriate or cross-entity risks. The Risk Management Committee is comprised of the function heads of each of these risk areas, the heads of business, as well as other control functions within the organization. The Chief Risk Officer of HSBC North America is the Chair of this committee. On an annual basis, the HSBC North America Executive Committee and the Board Risk Committee review the Risk Management Committee's Terms of Reference. The HSBC North America Operational Risk Committee (“ORC Committee”), the HSBC North America Model Oversight Committee ("MOC") and the Third Party Risk Oversight Committee (“TPROC”) report to the Risk Management Committee and, together with the HSBC North America ALCO, define the risk appetite, policies and limits; monitor excessive exposures, trends and effectiveness of risk management; and promulgate a suitable risk management culture, focused within the parameters of their specific areas of risk.
HSBC North America ALCO provides oversight and strategic guidance concerning the composition of the balance sheet and pricing as it affects net interest income. It establishes limits of acceptable risk and oversees maintenance and improvement of the management tools and framework used to identify, report, assess and mitigate market, interest rate and liquidity risks.
The ORC Committee provides governance and strategic oversight over material operational risk for HSBC North America, including HSBC Finance Corporation. Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. The ORC Committee ensures that senior management fully considers and effectively manages the identification, assessment, monitoring and control of Operational Risk so as to maintain losses within acceptable levels and to protect the organization from foreseeable future losses outside the established risk appetite.
The mission of the HSBC North America MOC is to direct, provide oversight, governance and approval of all HSBC North America models, and where appropriate, the associated risk rating systems within HSBC North America.
The TPROC has been established to oversee initiatives that have impact on Third Party Risk to oversee and govern all activities and performance related to critical vendors within in the United States.
Regulatory Remediation Committee HSBC North America maintains a Regulatory Remediation Committee, which is a management committee established to provide a central point of governance and oversight for the remediation of outstanding regulatory issues resulting from enforcement actions, Supervisory Letters and any other regulatory findings. This Committee manages the remediation of the foreclosure processing and loss mitigation functions and compliance with the Federal Reserve Servicing Consent Order. Mr. Stephen R. Nesbitt, Head of Regulatory Remediation is the Chair of this committee, the membership of which also includes the heads of our business segments, our Chief Risk Officer and senior management of all functions, including Compliance, Legal and other control functions. The Regulatory Remediation Committee reports to both the Compliance Committee of the HSBC North America Board of Directors and the HSBC North America Executive Committee. The Regulatory Remediation Committee is supported by the HSBC North America Remediation Management Office, which is a management office established to develop and oversee the response to the consent cease and desist orders. This Committee defines deliverables, provides ongoing direction to project teams and approves all regulatory submissions.
For further discussion of risk management generally, see the “Risk Management” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A").
Section 16(a) Beneficial Ownership Reporting Compliance  Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the NYSE. With respect to the issue of HSBC Finance Corporation preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2015 fiscal year.

HSBC Finance Corporation

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

Item 11.     Executive Compensation.

Compensation Discussion and Analysis
The following compensation discussion and analysis (the “2015 CD&A”) and accompanying tables summarizes the principles, objectives and factors considered in evaluating and determining the 2015 total compensation for our executive officers, including specific compensation information relating to our Chief Executive Officer: Kathryn Madison ("CEO") , Chief Financial Officer ("CFO"): Michael A. Reeves, and the next most highly compensated executives: Rhydian H. Cox, Vittorio Severino, Loren C. Klug and Steven G. Ekert, is contained in this portion of the Form 10-K. Collectively, these officers are referred to as the Named Executive Officers ("NEOs").
Oversight of Compensation Decisions
Remuneration Committee
The HSBC Holdings plc Board of Directors has a Remuneration Committee ("RemCo"), which oversees the HSBC Group’s reward policy and its application to HSBC Group businesses. All members of the RemCo meet regularly and are independent non-executive Directors of HSBC. As part of its role, RemCo considers the terms of annual incentive plans, share plans, other long-term incentive plans and the individual remuneration packages of Executive Directors, Group Managing Directors and other senior HSBC Group employees, including the heads of control functions, all in positions of significant influence and those having an impact on our risk profile.
RemCo periodically reviews the adequacy and effectiveness of the HSBC Group’s remuneration policy and ensures that the policy meets the commercial requirement to remain competitive, is affordable, allows flexibility in response to prevailing circumstances and is consistent with effective risk management.
The members of RemCo during 2015 are the following non-executive directors of HSBC: Sir S. Robertson (retired as Chairman April 24, 2015); W. S. H. Laidlaw (Chairman as of April 24, 2015); and J. Lipsky. As an indirect wholly owned subsidiary of HSBC, HSBC Finance Corporation is subject to the remuneration policy established by HSBC.
Compensation Approval Framework
HSBC has a standard approval framework for total compensation decisions across all Global Businesses, Functions and HSBC Operations, Services & Technology ("HOST"). All compensation approvals are governed by Total Cost and Global Career Band ("GCB") limits. Through the framework, approval of pay packages that are at or below the Total Cost Limit is required from both the Functional Manager and Entity Manager of the Proposing Manager. When pay packages fall above the Total Cost Limit additional approval is required from the second level Functional Manager. The framework provides for line managers to be accountable for ensuring the compensation decisions are appropriate and in line with Group policy, financial plans, local market practices and regulatory conditions.
Under the compensation approval framework, total compensation proposals for most NEOs, require approval from their Entity and Functional managers, the HSBC Group Head of Performance & Reward, HSBC Group Head of Human Resources, HSBC Group Chief Executive Officer, and/or RemCo as appropriate.
Board of Directors; HSBC North America Nominating and Governance Committee
The HSBC North America Board of Directors reviewed and made recommendations concerning proposed 2015 performance assessments and variable pay compensation award proposals for our CEO, direct reports to our CEO and certain other Covered Employees (“Covered Employees”), including all NEOs. The HSBC North America Board of Directors also reviewed fixed pay recommendations for 2016 for the NEOs and had the opportunity to recommend changes before awards were finalized.
Discretionary compensation awards are impacted by controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). North America Risk, in partnership with Human Resources, Legal, Finance, and Audit established the Risk

HSBC Finance Corporation

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
The Nominating and Governance Committee of HSBC North America ("Nominating and Governance Committee”) performed certain responsibilities related to oversight and endorsements of total compensation for 2015 performance with respect to HSBC North America and its subsidiaries. The duties of the Nominating and Governance Committee, among others, include: i) reviewing the corporate governance framework to ensure that best practices are maintained and relevant stakeholders are effectively represented, ii) making recommendations to the Board regarding total compensation for service of the non-executive Board members, iii) reviewing whether the HSBC Group remuneration policy approved by RemCo and as approved by the shareholders of HSBC in general meetings, complies with all relevant local regulations and is appropriate to attract, retain and motivate directors and senior management of the quality required to run the corporation successfully with consideration to market conditions, iv) overseeing the framework for assessing risk in the responsibilities of employees, v) making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for our CEO, direct reports of our CEO, and other appropriate staff including any recommendations for reducing, canceling or clawback of discretionary variable pay compensation previously awarded, and vi) reviewing the coverage and competitiveness of employee pension and retirement plans and general benefits. The Nominating and Governance Committee also assures that the HSBC North America Board of Directors reviews and provides input to HSBC Group concerning the CEO's succession and development plans, and to our CEO concerning management succession and development plans for the principal officers of the Corporation. The recommendations related to employee total compensation were incorporated into the submissions to RemCo, and/or to Stuart T. Gulliver, as HSBC Group CEO, and Mr. Burke as HSBC North America chief executive officer or Ms. Madison, in instances where they have delegated remuneration authority within the limits established in the Compensation Approval Framework noted above.
Each year, the Nominating and Governance Committee reviews the enhanced risk assessment measures with respect to risks taken and risk outcomes in alignment with the performance management process. The Nominating and Governance Committee also reviews total compensation recommendations for senior executives with consideration for risk performance. For performance year 2015, the review of risk taken and risk outcomes occurred in February 2016. Any reward impacts as a result of risk taken and risk outcomes were documented in “Risk Evidence Statements”, which were reviewed and approved by the Compensation and Performance Management Governance Committee (described below) before final endorsement by the Nominating and Governance Committee to support 2015 variable pay recommendations.
Compensation and Performance Management Governance Committee
The Compensation and Performance Management Governance Committee (“CPMG Committee”) was created to provide a more systematic approach to variable pay compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG Committee are senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Legal, Finance, Audit, Regulatory Remediation and Human Resources. The duties of the CPMG Committee, among others, include: i) overseeing the framework for identifying employees who oversee institution-wide activities or material business lines or who have the ability to expose the Company to significant risk (“Covered Employees”) as defined in the Interagency Guidance on Incentive Compensation Arrangements, as published by the Federal Reserve Board, ii) reviewing the common compliance and internal audit related objectives to be assigned to senior management employees relating to risk management and such other measures as may be used to ensure risk is appropriately considered in making variable pay compensation recommendations, iii) reviewing regulatory, audit and other internal control findings, as well as risk events, and making recommendations to the Nominating and Governance Committee concerning any proposed adjustments to variable pay compensation recommendations, including cancellation of previously awarded unvested variable pay compensation (“malus”) and clawback of incentive compensation previously awarded to employees (effective January 1, 2015), iv) reviewing proposed variable pay pool funding and allocations within U.S. operations, and v) approving “Risk Evidence Statements”, which summarize any reward impacts as a result of risk outcomes or risk taken within each control function and business line. The CPMG Committee can make its recommendations to the Nominating and Governance Committee, Mr. Burke or Ms. Madison depending on the nature of the recommendation or the delegation of authority for making final decisions.
Material Risk Takers and Alignment to the Capital Requirement Directive IV (CRD IV)
Under the provisions of CRD IV, which came into effect January 1, 2014, there is a limit on the amount of variable pay that firms can pay to those of its employees that are categorized as “Identified Staff and Material Risk Takers”, which are referenced as “MRTs” throughout this document. MRTs are determined based on qualitative and quantitative criteria prescribed by the Regulatory

HSBC Finance Corporation

Technical Standard ("RTS") EU 604/2014 issued by the European Banking Authority that came into force in June 2014. This replaces the criteria that was previously used to identify Code Staff for the purposes of the UK Prudential Regulatory Authority's and Financial Conduct Authority's Remuneration Code. HSBC Finance Corporation, as a subsidiary of HSBC, must have remuneration practices for executive officers that comply with CRD IV.
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
HSBC’s global reward strategy, as approved by RemCo and as utilized by HSBC Finance Corporation, supports this objective through balancing both short-term and sustainable performance. HSBC Group's compensation plans are designed to motivate its executives to improve the overall performance (evaluated using both financial and non-financial objectives) of the HSBC Group as well as the Global Business or Global Function to which they are assigned. The HSBC Group seeks to offer competitive total compensation, which includes market competitive fixed pay and variable pay determined by measuring overall performance of the executive, his or her respective Global Business or Function and the HSBC Group overall. Our reward strategy aims to reward success, not failure, and be properly aligned with our risk framework and related outcomes. In order to ensure alignment between remuneration and our business strategy, HSBC Group’s global reward strategy also includes:

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

Internal Equity
HSBC Finance Corporation's executive officer total compensation is analyzed internally at the direction of the RemCo with a view to align treatment globally and across business segments and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead, and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against the respective Comparator Groups, as detailed herein.
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
Our most senior executives, including Ms. Madison, and Messrs. Reeves, Cox, Severino and Klug, set objectives using a performance scorecard framework. On a performance scorecard, objectives are separated into two categories: financial and non-financial objectives. Additionally, objectives are based on strategic priorities including “Grow”, “Global Standards”, “Streamlining”

HSBC Finance Corporation

and “People”. In performance scorecards, certain objectives had quantitative standards that may have included meeting designated financial performance targets for the company or the executive's function. Qualitative objectives may have included key strategic business initiatives, including remediation goals or projects for the company or executive's function. Quantitative and qualitative objectives helped inform 2015 total compensation decisions. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels. Specific objectives required of all Covered Employees include targets relating to Compliance, Internal Audit and general risk and internal control measures.
Employees were assessed on and communicated up to three ratings, which included performance rating using a new performance rating scale in 2015 (Top Performer, Strong Performer, Good Performer and Inconsistent Performer), Values-aligned behavior rating using a new behavioral guide (Role Model, Strong, Developing and Unacceptable) and Potential rating (a new scale introduced in 2015) used to assess key talent.
Risk (including in particular, compliance) is a critical part of the assessment process in determining the performance of senior executives, Covered Employees and MRTs ensuring that their individual remuneration has been appropriately assessed with regard to risk.
In addition, there is a process to identify behavioral transgressions for all employees during the year. These reviews determine whether there are any instances of non-compliance with Group policies and procedures (including risk), non-adherence to HSBC values and other expected behaviors. Instances of non-compliance are escalated to senior management, the Nominating and Governance Committee and/or RemCo for consideration in variable pay decisions. Consideration is given to whether adjustments, malus and/or clawback should apply and in certain circumstances, whether employment should be continued. Clawback is only applicable to variable pay awards granted to MRTs, including the NEOs disclosed in the 2015 CD&A, on or after January 1, 2015.
As the determination of the variable pay awards relative to 2015 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2015, the final determination on 2015 total compensation was not made until February 2016. To make that evaluation, Messrs. Gulliver and Burke received reports from management concerning satisfaction of 2015 HSBC Group, global business unit or function and individual objectives.
Each NEO’s performance objectives included strategic priorities related to growth, global standards, streamlining and compliance culture transformation. Total compensation decisions were influenced by performance to these objectives, as well as each NEO’s demonstration of appropriate values-aligned behaviors as noted above. In addition, NEOs were focused on activities specific to their role within the organization as follows:
Ms. Madison:

•	Our efforts in remediation solutions for significant control items; continue ongoing oversight of business wind-down; and supporting the implementation of de-risking activities.
Mr. Reeves:

•
Progress remediation activities, balance sheet reductions and improve capital and liquidity positions, as appropriate for his role, as well as oversee transformational projects to support cost efficiencies for the company while reducing risk.

Mr. Cox:

•
Risk and Compliance including enterprise-wide risk management, issue tracking through action planning; build a robust and professional stress testing team; drive increased coordination across the activities of the First and Second Lines of Defense and the further education of the roles and responsibilities of the First and Second Lines of Defense; drive the execution of the U.S. regulatory remediation activities; ensure Risk Appetite is designed to support business growth assuring profit before tax grows at a rate commensurate with the risk being taken; continue to develop professional relationships with HSBC North America's key regulators and other stakeholders.

Mr. Severino:

•
Drive transformation of HOST, Global Functions and businesses by creating programs of work to realize efficiencies and future cost saves; brand the U.S. Bank as a place to innovate, through big data, market utilities, and globalized platforms; focus on significant control item remediation activities related to third-party risk management.

Mr. Klug:

•
Complete HSBC North America and HSBC USA Strategic Plan and strategic communications to staff; execute turn-around and growth plans for key businesses; support the CEO to meet key internal and external commitments; oversee

HSBC Finance Corporation

the integration of regulatory remediation views into business-as-usual processes; execute U.S. Governance Committee simplification; provide leadership on overall cost performance.
Performance objectives are not noted for Mr. Ekert due to his termination of employment during the year.
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
In 2015, RemCo retained Towers Watson to provide market trend information for use during the annual pay review process and advise RemCo as to the competitive position of HSBC's total direct compensation levels in relation to the Comparator Groups. Towers Watson provided competitive positions on the highest level executives within HSBC Group. Comparative competitor information for the NEOs was provided to Mr. Burke to evaluate the competitiveness of proposed executive total compensation. The primary Comparator Group is reviewed annually with the assistance of Towers Watson and it consists of our global peers with comparable business operations located within U.S. borders. These organizations are publicly held companies that compete with HSBC Group for business, customers and executive talent and are broadly similar in size and international scope.
The primary Comparator Group for 2015 consisted of:

Global Peers
Australia and New Zealand Banking Group	Citigroup
Banco Santander	Deutsche Bank
Bank of America	JPMorgan Chase
Barclays	Standard Chartered
BNP Paribas	UBS
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
Fixed Pay Allowances
Under the provisions of the Capital Requirement Directive IV (CRD IV), which came into effect January 1, 2014, there is a limit on the amount of variable pay that firms can pay to those of its employees that are categorized as MRTs. All NEOs included in this disclosure are MRTs, (defined in the “Material Risk Takers and Alignment to the Capital Requirement Directive IV (CRD IV)” section of the 2015 CD&A).

HSBC Finance Corporation

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
For MRTs who were Executive Directors, Group Managing Directors and Group General Managers, including Mr. Cox, FPAs were granted in shares of HSBC that vested immediately. No performance conditions apply for these awards and they are not subject to malus or clawback. These shares (net of shares sold/reduced to cover any income tax and social security) will be subject to a retention period: 20 percent of these shares will be released in March immediately following the end of the financial year in which the shares are granted and the remaining 80 percent will be subject to a retention period of at least five years. Dividends will be paid on the vested shares held during the retention period at the same rate paid to ordinary shareholders.
Ms. Madison and Messrs. Severino and Klug, were MRTs who received the fixed pay allowance in cash, paid biweekly through payroll. Mr. Reeves did not receive a FPA in 2015.
Annual Discretionary Variable Pay Awards
Annual discretionary variable pay (“variable pay”) awards are intended to drive and reward performance against annual financial and non-financial measures, and recognize adherence to HSBC Values which are consistent with the medium to long-term strategy of the company and align with shareholder interests. Variable pay often differs from year to year and is offered as part of the total compensation package. In the event certain quantitative or qualitative performance goals are not met, variable pay awards may be reduced or not paid at all. Additionally, variable pay was influenced by the values-aligned behavior rating described in the "Link to Company Performance" section of the 2015 CD&A. Role Model behaviors typically supported upward reward differentiation, whereas Developing or Unacceptable behaviors generally negatively impacted variable pay compensation.
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
Long-term RSU awards consist of a number of shares to which the employee will become fully entitled, generally over a three or five year vesting period. The RSUs carry rights to dividends or dividend equivalents which are paid or accrue on all underlying share unit awards at substantially the same rate paid to ordinary shareholders.
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
Group General Managers, including Mr. Cox, typically also receive additional long-term deferred awards to achieve alignment with the interests of shareholders and to encourage delivery of sustainable long-term business performance. Grants comprise a number of shares to which the employee will become fully entitled, after a five year vesting period, subject to continued employment with the HSBC Group.
RemCo considers and decides the grant of long-term equity awards and considers individual executive performance and goal achievement as well as the total compensation package when determining the award allocation. While share dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based

HSBC Finance Corporation

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
In addition, all MRTs are asked to accept the MRT terms including acceptance on clawback annually as a prerequisite before any annual variable pay award is granted and paid.
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
Mr. Cox participated in general benefits available to executives of HSBC Finance Corporation and certain additional benefits and perquisites available to executives on international assignments. Total compensation packages for international assignees are modeled to be competitive globally and within the country of assignment, and recognize the significant commitment that must be made by international assignees. The additional benefits and perquisites may be significant when compared with other compensation received by other HSBC Finance Corporation executive officers and can consist of housing expenses, children's education costs, car allowances, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-situated international assignees subject to appointment to HSBC Group locations globally and are deemed appropriate by the HSBC Group senior management. Perquisites are further detailed in the "Summary Compensation Table."
Retirement Benefits
HSBC North America offered a qualified defined benefit pension plan under which our executives could participate and receive a benefit equal to that provided to all of our eligible employees with similar dates of hire. Effective January 1, 2013, this pension plan was frozen such that the plan closed to new participants and existing participants no longer accrue any future or increased benefits. HSBC North America also maintains a qualified defined contribution plan with a 401(k) feature and company matching contributions. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. We do not pay any above-market or preferential interest in connection with deferred amounts. Mr. Cox, as an international manager, was accruing pension benefits under foreign-based defined benefit plans. Additional information concerning these plans is contained in the "Pension Benefits 2015" table.
Performance Year 2015 Compensation Actions
HSBC and HSBC Finance Corporation aim to have a reward policy that adheres to the governance initiatives of all relevant regulatory bodies and appropriately considers the risks associated with elements of total compensation.
On a Group Reporting Basis, our Consumer segment reported a loss before tax in 2015, reflecting increased expenses related to certain legal matters and lower revenues as a result of a real estate loan liquidation, including loss on sale. While this performance reflects unfavorable impacts of significant items that distort results, it also shows commitment towards the defined strategy to sell the portions of the portfolio when conditions are favorable and to collect out the remaining balances. We believe our strategic objectives and the direction of our executive officers will support and protect HSBC's interests. Our variable pay awards were approved to be awarded to all our NEOs.
Variable pay awards in respect of 2015 performance that exceed $75,000 are subject to deferral requirements under the HSBC Group Minimum Deferral Policy. For non-MRTs, this policy requires 10 percent to 50 percent of variable pay be awarded in the form of RSUs of HSBC ordinary shares that are subject to a three year vesting period. The deferral percentage increases in a graduated manner in relation to the amount of total variable pay awarded.
Variable pay awarded to MRTs in excess of $750,000 are subject to a 60 percent deferral rate, and variable pay awards below $750,000 are subject to 40 percent deferral rate. In cases where the total compensation for a MRT is equal to or less than $750,000 and variable pay is not more than 33 percent of the total compensation, the HSBC Group Minimum Deferral Policy applies. Deferral rates are applied to the total variable pay award (excluding the additional long-term share award amounts, if any, which are fully deferred). The deferral amounts are split equally between deferred cash and deferred RSUs. The deferred cash and deferred RSUs vest 33 percent on each of the first and second anniversaries of the grant date, and 34 percent on the third anniversary of the grant date. RSUs are subject to an additional six-month retention period upon becoming vested, with provision made for the release of

HSBC Finance Corporation

shares as required to meet associated income tax and social security obligations. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC shares over the period. Amounts not deferred are also split equally between non-deferred cash and non-deferred share awards. Non-deferred (short-term) share awards granted are immediately vested, yet subject to a six-month retention period with a provision made for the release of shares as required to meet associated tax and social security obligations. Non-deferred cash awarded for 2015 performance will be paid on March 18, 2016. Deferred cash, deferred RSUs, (delivered as phantom shares to former employees), and non-deferred shares will be granted on February 29, 2016.
As a Group General Manager, Mr. Cox also received additional long-term deferred share awards for 2015 performance in the amount of $115,262. The remaining balance of his variable pay awards for performance year 2015 will be deferred according to the above outlined deferral policy. Ms. Madison and Messrs. Reeves, Severino, Klug and Ekert did not receive these additional long-term deferred awards.
The following table summarizes the total compensation decisions made with respect to the NEOs for the 2014 and 2015 performance years. The table below differs from the Summary Compensation Table because we determine equity award amounts after the performance year concludes, while SEC rules require that the "Summary Compensation Table" include equity compensation in the year granted. Also, the "Summary Compensation Table" includes changes in pension value and other elements of compensation as part of total compensation and those amounts are not shown in the table below.

	Base Salary(1)		Fixed Pay Allowance(1)		Discretionary Variable Cash(2)		Equity Incentive Award(3)		Supplemental Equity Awards(4)		Total Compensation
	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015
Kathryn Madison	$600,000	$600,000	$125,000	$125,000	$362,895	$400,000	$362,895	$400,000	$600,000	$—	$2,050,790	$1,525,000
Michael A. Reeves	$375,000	$375,000	$—	$—	$145,475	$232,000	$145,475	$58,000	$—	$—	$665,950	$665,000
Rhydian H. Cox(5)(6)	$856,337	$928,917	$177,380	$177,287	$341,024	$518,680	$416,843	$633,942	$—	$—	$1,791,584	$2,258,826
Vittorio Severino(7)	$502,000	$502,000	$490,000	$490,000	$475,813	$629,000	$475,813	$629,000	$500,000	$—	$2,443,626	$2,250,000
Loren C. Klug(8)	$385,424	$410,000	$189,750	$195,000	$262,500	$450,000	$262,500	$450,000	$—	$—	$1,100,174	$1,505,000

(1)	Base salary and fixed pay allowance amounts (cash or shares) are indicated as annual rates.

(2)	Discretionary Variable Cash amount pertains to the performance year indicated and is paid or granted in the first quarter of the subsequent calendar year. Amounts include cash and deferred cash.

(3)
Equity Incentive Award amount pertains to the performance year indicated and is typically awarded in the first quarter of the subsequent calendar year. For example, the Equity Incentive Award indicated above for 2015 is earned in performance year 2015 but will be granted in February 2016. However, as required in the "Summary Compensation Table", the grant date fair market value of equity granted in March 2015 is disclosed for the 2015 fiscal year under the column of Stock Awards in that table. Grant date fair value of equity granted in February 2016 will be disclosed under the column of Stock Awards in the "Summary Compensation Table" reported for the 2015 fiscal year. Amounts include immediately-vested shares, deferred RSUs, and long-term equity incentive awards.

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

(5)
In his role as Senior Executive Vice President and Chief Risk Officer, Mr. Cox serves as an Executive Director of HSBC North America with oversight over HSBC Finance Corporation, as well as HSBC USA, and its subsidiary HSBC Bank USA as well as other of our U.S. affiliates. Amounts discussed within the 2015 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Cox for his role as Chief Risk Officer for all companies. Mr. Cox is also disclosed as a NEO in the HSBC USA Form 10-K for the year ended December 31, 2015.

(6)
The annual salary rate reflected in this table for Mr. Cox is an estimated gross figure for the year, calculated on Mr. Cox's notional salary of $190,692 (137,028 SDR) and includes assignment-related allowances and estimated host country taxes. Special Drawing Rights (SDR) is the currency on which International Manager' salaries are based, given the global nature of their roles. SDR is calculated by the International Monetary Fund by reference to four currencies (EUR, JPY, GBP and USD). The value of the SDR against other currencies is reviewed quarterly.

(7)
In his role as Senior Executive Vice President and Chief Operating Officer, HSBC North America, Mr. Severino had oversight over HSBC Finance Corporation, as well as HSBC USA, and its subsidiary HSBC Bank USA as well as other of our U.S. affiliates. Amounts discussed within the 2015 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Severino for his role as Senior Executive Vice President and Chief Operating Officer for all companies.

(8)
In his role as Senior Executive Vice President, Head of Strategy and Planning, Mr. Klug had oversight over HSBC Finance Corporation, as well as HSBC USA, and its subsidiary HSBC Bank USA as well as other of our U.S. affiliates. Amounts discussed within the 2015 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Klug for his role as Senior Executive Vice President and Head of Strategy and Planning for all companies.

HSBC Finance Corporation

Compensation-Related Policies
Ex-Ante Adjustments to Variable Pay Award Recommendations
RemCo has the responsibility, power, authority and discretion to review and approve performance-based remuneration by reference to corporate goals and objectives. Adjustments made to performance-based remuneration in advance of said remuneration actually being finalized/paid are commonly referred to as ex-ante adjustments and these include in-year variable pay adjustment and malus (reduction and cancellation of unvested deferred awards). Additionally, the Nominating and Governance Committee includes, among its duties, making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for our CEO, direct reports of our CEO, Covered Employees, and other key staff.
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
Similarly, the Nominating and Governance Committee includes, among its duties, making recommendations for reducing or canceling discretionary variable pay compensation previously awarded for our CEO, direct reports of our CEO, Covered Employees and other staff.
Clawback Policy
Vested or paid awards, including RSUs and deferred cash, are subject to the clawback provisions for a period of at least seven years from the date of grant, in line with the United Kingdom's Prudential Regulation Authority (“PRA”) requirements, and as allowed by relevant law. Clawback is only applicable to variable pay awards granted to MRTs, including the NEOs disclosed in the 2015 CD&A, on or after January 1, 2015.
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
Severance Protection and Employment Contracts
The HSBC-North America (U.S.) Severance Pay Plan and the HSBC-North America (U.S.) Supplemental Severance Pay Plan provide any eligible employees with severance pay for a specified period of time in the event that his or her employment is involuntarily terminated for certain reasons, including displacement or lack of work or rearrangement of work. Regular U.S. full-time or part-time employees who are scheduled to work 20 or more hours per week are eligible. Employees are required to sign an employment release as a condition for receiving severance benefits. Benefit amounts differ according to employee's GCB, weekly pay and years of service. However, the benefit is limited for all employees to a 52-week maximum. For the NEOs disclosed in the 2015 CD&A, the severance payment is determined as the greater of: two weeks of base salary for one year of service, or sixteen weeks of pay. Mr. Reeves will receive an additional severance payment of $300,000 if his employment is terminated between July 1, 2017 and December 31, 2018. Mr. Cox, as an international manager ("IM") is not covered under the HSBC-North America severance plans. For IMs, severance payment is calculated under the "IM General Principles Relating to Redundancy Policy" with the costs borne centrally, so in the case of Mr. Cox such severance payment would not be a specific obligation of HSBC Finance Corporation.
There are no employment agreements in place for 2015 between us and any of the NEOs.

HSBC Finance Corporation

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
Compensation Committee Interlocks and Insider Participation
As described elsewhere in the 2015 CD&A, we are subject to the remuneration policy established by RemCo and the delegations of authority with respect to executive officer compensation described above under “Oversight of Compensation Decisions.”
Compensation Committee Report
HSBC Finance Corporation does not have a Compensation Committee. While the HSBC North America Board of Directors and HSBC Finance Corporation Board of Directors were presented with information on proposed compensation for performance in 2015, the final decisions regarding remuneration policies and executive officer awards were made by RemCo or by Mr. Gulliver, or Mr. Burke, as well as the relevant heads of global business segments or heads of global staff functions, where RemCo has delegated final decisions. We, the members of the Board of Directors of HSBC Finance Corporation, have reviewed the 2015 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2015 CD&A and believes it accurately reflects the policies and practices applicable to HSBC Finance Corporation executive total compensation in 2015. HSBC Finance Corporation senior management has advised us that they believe the 2015 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2015 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.
Board of Directors of HSBC Finance Corporation
Phillip D. Ameen
Patrick J. Burke
Rhydian H. Cox
Barry F. Kroeger
Samuel Minzberg
Thomas K. Whitford

HSBC Finance Corporation

Executive Compensation
The following tables and narrative text discuss the total compensation awarded to, earned by or paid as of December 31, 2015 to (i) Ms. Kathryn Madison who served as HSBC Finance CEO, (ii) Mr. Michael A. Reeves, who served as HSBC Finance Corporation's CFO, and (iii) the other required NEOs to be reported (other than the CEO and CFO).
Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus(2)	Stock Awards(3)	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings(4)	All Other Compensation(5)	Total
Kathryn Madison	2015	$725,000	$400,000	$362,787	$—	$—	$—	$15,900	$1,503,687
Chief Executive Officer	2014	$679,327	$362,895	$810,000	$—	$—	$609,019	$15,600	$2,476,841
	2013	$500,000	$390,000	$146,475	$—	$—	$—	$24,615	$1,061,090
Michael A. Reeves	2015	$375,000	$232,000	$145,429	$—	$—	$—	$15,900	$768,329
Executive Vice President & Chief Financial Officer	2014	$375,000	$145,475	$52,000	$—	$—	$238,644	$15,600	$826,719
	2013	$360,750	$208,000	$550,220	$—	$—	$—	$15,300	$1,134,270
Rhydian H. Cox(6)(7)	2015	$928,917	$518,680	$593,990	$—	$—	$29,079	$661,155	$2,731,821
Senior Executive Vice President, and Chief Risk Officer	2014	$724,204	$341,024	$683,684	$—	$—	$246,162	$636,913	$2,631,987
Vittorio Severino(6)(7)	2015	$992,000	$629,000	$475,711	$—	$—	$978	$123,943	$2,221,632
Senior Executive Vice President & Chief Operating Officer, USA	2014	$983,144	$475,813	$1,259,747	$—	$—	$1,057	$439,468	$3,159,229
Loren C. Klug(6)	2015	$605,000	$450,000	$277,640	$—	$—	$—	$15,900	$1,348,540
Senior Executive Vice President, Head of Strategy and Planning & Chief of Staff to Chief Executive Officer	2014	$597,516	$262,500	$662,500	$—	$—	$—	$15,600	$1,538,116
	2013	$351,912	$487,500	$227,850	$—	$—	$—	$15,300	$1,082,562
Steven G. Ekert(8)	2015	$816,346	$—	$549,891	$—	$—	$—	$15,900	$1,382,137
Former Senior Executive Vice President, and Chief Risk Officer	2014	$987,885	$550,000	$725,000	$—	$—	$—	$15,600	$2,278,485
	2013	$363,846	$725,000	$1,234,900	$—	$—	$—	$15,300	$2,339,046

(1)
The amounts disclosed in 2014 and 2015 are made up of two fixed pay components, biweekly salary and cash fixed pay allowance, as disclosed under "Elements of Compensation - Fixed Pay Allowances." These amounts do not include the value of shares granted under fixed pay allowance plan.

(2)
The amounts disclosed in 2015 are related to 2015 performance but paid in 2016. The amounts include portion granted in the form of deferred cash as disclosed under "Performance Year 2015 Compensation Actions." NEOs will become fully entitled to the deferred cash over a three year vesting period, and during the period, the deferred cash will be credited with a notional rate of return equal to the annual dividend yield of HSBC ordinary shares over the period.

(3)
Reflects the aggregate grant date fair value of awards granted during the year. Aggregate grant date fair value is determined by multiplying the number of shares awarded by the prior day closing price for HSBC ordinary shares and the applicable foreign exchange rate. The grants are subject to various time vesting conditions as disclosed in the footnotes to the "Outstanding Equity Awards at Fiscal Year End 2015" table. Dividend equivalents, in the form of cash and additional shares, are paid on all underlying shares and restricted share units at substantially the same rate as dividends paid on shares of HSBC. The amounts disclosed in 2014 and 2015 for Mr. Cox include the value of shares granted under fixed pay allowance plan, as referenced in the "Grants of Plan Based Awards 2015" table. No performance conditions apply to the share awards granted under fixed pay allowance plan, and these awards are not subject to malus or clawback.

(4)
The HSBC - North America (U.S.) Pension Plan (“Pension Plan”), the HSBC- North America Non-Qualified Deferred Compensation Plan ("NQDCP"), the Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”), Supplemental Tax Reduction Investment Plan ("STRIP") and the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”) are described under "Savings and Pension Plans". Increase/(decrease) in values by plan for each participant are: Ms. Madison: $(42,090) (Pension Plan), $(37,534) (SRIP), $5,059 (STRIP); Mr. Reeves: $(13,743) (Pension Plan), $(10,438) (SRIP), $7,227 (NQDCP), $2,042 (STRIP); Mr. Cox - $29,079 (ISRBS); Mr. Severino: $978 (Pension Plan); and Mr. Klug - $(26,670)(Pension Plan), $(21,505)(SRIP). Mr. Ekert did not participate in defined benefit pension plan, the NQDCP nor STRIP.

HSBC Finance Corporation

(5)
Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each Named Executive Officer, such as tax preparation services, housing allowance to the extent such perquisites and other personal benefits exceeded $10,000 in 2015. The value of perquisites provided to Ms. Madison, Messrs. Reeves, Klug and Ekert did not exceed $10,000. The following table itemizes perquisites and other benefits for each NEO who received perquisites and other benefits in excess of $10,000.

Perquisite/Benefit	Named Executive Officer
	Mr. Cox	Mr. Severino
Tax Preparation Expenses	1,274	1,245
Tax Gross-Up	20,420	106,798
Foreign and/or US Taxes Paid/Tax Equalization	51,038	—
Housing/Utilities/Furniture	272,350	—
International Travel Expenses	70,829	—
Education Expenses	5,909	—
Market Allowance	175,000	—
Expatriate Benefits	26,024	—
Medical Insurance Premiums	32	—
Total	$622,876	$108,043
All Other Compensation also includes HSBC Finance Corporation's matching contribution for the NEO's participation in the HSBC - North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2015, as follows: Ms. Madison, Messrs. Reeves, Severino, Klug and Ekert each had a matching contribution of $15,900. Mr. Cox had company contributions in the HSBC International Retirement Benefit Plan (“IRBP”) for International Managers in amount of $38,279. TRIP and IRBP are described under "Savings and Pension Plans - Deferred Compensation Plans."

(6)
Amounts shown for Messrs. Cox, Severino and Klug represent the compensation earned in connection with their respective service to HSBC North America, HSBC Finance Corporation, and for HSBC USA, and its subsidiary HSBC Bank USA as well as other of their U.S. affiliates. Mr. Cox is also disclosed as a NEO in the HSBC USA Form 10-K for the year ended 2015.

(7)
This table only reflects those officers who were NEOs for the particular referenced years above. Accordingly, Messrs. Cox and Severino were not NEOs in 2013, so the table only reflects their compensation in fiscal years 2014 and 2015.

(8)	Mr. Ekert's employment with the company terminated December 11, 2015.

HSBC Finance Corporation

Grants of Plan-Based Awards 2015

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
	Grant		Thres-hold	Target	Maxi-mum	Thres-hold	Target	Maxi-mum
Name	Date		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Kathryn Madison	3/2/2015	(1)							16,225			$145,156
	3/2/2015	(2)							24,337			$217,631
Michael A. Reeves	3/2/2015	(1)							6,504			$58,188
	3/2/2015	(2)							9,756			$87,241
Rhydian H. Cox	3/2/2015	(1)							15,247			$136,406
	3/2/2015	(2)							22,871			$204,521
	3/2/2015	(3)							8,470			$75,776
	5/11/2015	(4)							4,541			$45,504
	8/10/2015	(5)							4,844			$44,160
	11/9/2015	(6)							5,480			$43,481
	12/14/2015	(7)							5,868			$44,142
Vittorio Severino	3/2/2015	(1)							31,910			$285,480
	3/2/2015	(2)							21,273			$190,231
Loren C. Klug	3/2/2015	(1)							12,417			$111,088
	3/2/2015	(2)							18,625			$166,552
Steven G. Ekert	3/2/2015	(1)							36,886			$329,998
	3/2/2015	(2)							24,590			$219,893

(1)
Reflects grant of RSUs, which vest thirty-three percent on the first and second anniversaries of the grant date, and thirty-four percent on the third anniversary of the grant date. The total grant date fair value is based on 100 percent of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 5.773 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.549.

(2)
Reflects grant of immediately-vested shares, subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on one hundred percent of the fair market value of the underlying HSBC ordinary share price of GBP 5.773 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.549.

(3)
Reflects grant of long-term deferred equity incentive award, which vests one-hundred percent on March 2, 2020. The total grant date fair value is based on 100 percent of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 5.773 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.549.

(4)
Reflects grant of immediately-vested shares under the fixed pay allowance plan. These shares are subject to an additional graded retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on one hundred percent of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.359 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.575.

(5)
Reflects grant of immediately-vested shares under the fixed pay allowance plan. These shares are subject to an additional graded retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on one hundred percent of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 5.835 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.562.

(6)
Reflects grant of immediately-vested shares under the fixed pay allowance plan. These shares are subject to an additional graded retention period and number of shares granted was reduced proportionally as required to meet associated income tax obligations. The total grant date fair value is based on one hundred percent of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 5.276 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.503.

(7)
Reflects grant of immediately-vested shares under the fixed pay allowance plan. These shares are subject to an additional graded retention period and number of shares granted was reduced proportionally as required to meet associated income tax obligations. The total grant date fair value is based on one hundred percent of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 4.941 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.522.

HSBC Finance Corporation

Outstanding Equity Awards At Fiscal Year-End 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Kathryn Madison						5,093	(2)	$40,481
						15,070	(3)	$119,783
						63,311	(4)	$503,222
						17,190	(5)	$136,633
Michael A. Reeves						1,745	(2)	$13,870
						50,566	(6)	$401,920
						3,731	(3)	$29,656
						6,891	(5)	$54,773
Rhydian H. Cox						11,686	(2)	$92,885
						9,719	(3)	$77,251
						16,154	(5)	$128,399
						18,152	(7)	$144,280
						8,974	(8)	$71,329
Vittorio Severino						23,089	(2)	$183,521
						54,520	(3)	$433,348
						33,809	(5)	$268,728
						52,759	(4)	$419,350
Loren C. Klug						7,923	(2)	$62,975
						18,837	(3)	$149,724
						13,155	(5)	$104,561
						42,206	(4)	$335,471
Steven G. Ekert						—	(9)	$—

(1)	The HSBC ordinary shares market value of the shares on December 31, 2015 was GBP 5.362 and the exchange rate from GBP to U.S. dollars was 1.482.

(2)	Thirty-three percent of this award vested on March 11, 2014, thirty-three percent vested on March 11, 2015, and thirty-four percent will vest on March 11, 2016.

(3)	Thirty-three percent of this award vested on March 10, 2015, thirty-three percent will vest on March 10, 2016, and thirty-four percent will vest on March 10, 2017.

(4)	This award will vest in full on November 7, 2017, subject to the satisfaction of vesting conditions which require the attainment of individual performance targets.

(5)	Thirty-three percent of this award will vest on March 14, 2016, thirty-three percent will vest on March 14, 2017, and thirty-four percent will vest on March 14, 2018.

(6)	This award will vest in full on December 30, 2016, subject to the satisfaction of vesting conditions which require the attainment of individual performance targets.

(7)	This award will vest in full on March 11, 2019.

(8)	This award will vest in full on March 2, 2020.

(9)	Mr. Ekert's unvested equity incentive awards lapsed following termination of employment from HSBC.

HSBC Finance Corporation

Option Exercises and Stock Vested 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (#)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Kathryn Madison			43,196	(2)	$371,612
Michael A. Reeves			27,075	(3)	$229,727
Rhydian H. Cox			55,083	(4)	$468,929
Vittorio Severino			101,990	(5)	$859,413
Loren C. Klug			49,278	(6)	$418,882
Steven G. Ekert			76,907	(7)	$681,432

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise / release and the exchange rate from GBP to USD on the date of settlement.

(2)
Includes the release of 6,693 shares granted on March 12, 2012, release of 4,996 shares from March 11, 2013 grant, release of 7,170 shares from March 10, 2014 grant, and immediate release of 24,337 shares from March 2, 2015 grant.

(3)
Includes the release of 13,831 shares granted on March 12, 2012, release of 1,713 shares from March 11, 2013 grant, release of 1,775 shares from March 10, 2014 grant, and immediate release of 9,756 shares from March 2, 2015 grant.

(4)
Includes the release of 16,125 shares granted on March 12, 2012, release of 11,463 shares from March 11, 2013 grant, release of 4,624 shares from March 10, 2014 grant, and immediate release of 22,871 shares from March 2, 2015 grant. In addition, the total number of shares acquired on vesting includes shares immediately-vested under the fixed pay allowance plan: 4,541 granted on May 11, 2015, 4,844 granted on August 10, 2015, 5,480 granted on November 9, 2015 and 5,868 granted on December 14, 2015.

(5)
Includes the release of 32,129 shares granted on March 12, 2012, release of 22,647 shares from March 11, 2013 grant, release of 25,491 shares from March 10, 2014 grant, and immediate release of 21,273 shares from March 2, 2015 grant.

(6)
Includes the release of 13,920 shares granted on March 12, 2012, release of 7,771 shares from March 11, 2013 grant, release of 8,962 shares from March 10, 2014 grant, and immediate release of 18,625 shares from March 2, 2015 grant.

(7)
Includes the release of 14,750 shares granted on May 31, 2013, release of 22,715 shares from May 31, 2013 grant, release of 14,852 shares from March 10, 2014 grant, and immediate release of 24,590 shares from March 2, 2015 grant.

HSBC Finance Corporation

Pension Benefits 2015
Name	Plan Name(1)	Number of Years Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)		Payments During Last Fiscal Year ($)
Kathryn Madison(4)	Pension Plan-Household	24.1	$1,105,793		$—
	SRIP-Household	22.1	$2,199,083		$—
Michael A. Reeves	Pension Plan-Household	19.7	$680,598		$—
	SRIP-Household	17.7	$521,887		$—
Rhydian H. Cox(5)	ISRBS	29.0	$2,827,630	(6)	$174,899	(6)
Vittorio Severino	Pension Plan-Account Based	7.6	$39,637		$—
Loren C. Klug(7)	Pension Plan-Household	23.3	1,157,050
	SRIP-Household	21.3	1,798,769
Steven G. Ekert(8)	N/A	N/A	N/A		N/A

(1)	Plan described under "Savings and Pension Plans."

(2)	Service displayed through the applicable Plan freeze date or participant termination date.

(3)	Value of benefit at normal retirement age (or current year, if later). Calculations as of December 31, 2015.

(4)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $1,318,659 (Pension Plan) and $2,683,823 (SRIP).

(5)
Mr. Cox retired from the ISRBS November 30, 2014. The Present Value of Accumulated Benefits and Payments During Last Fiscal Year incorporate the Cost of Living Allowance of 2.30 percent effective January 1, 2015.

(6)	Amounts converted from GBP to USD based on the exchange rate at December 31, 2015 of 1.48236.

(7)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $1,380,173 (Pension Plan) and $2,186,115 (SRIP).

(8)	Mr. Ekert did not participate in a defined benefit pension plan.
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
Legacy Household Formula (New): Applies to executives who were hired after December 31, 1989, but prior to January 1, 2000, by Household International, Inc. The normal retirement benefit at age 65 is the sum of (i) 51 percent of average salary that does not exceed the integration amount and (ii) 57 percent of average compensation in excess of the integration amount. For this purpose, compensation includes total fixed pay and cash variable pay (as earned); provided, effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP, and is averaged over the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement. The integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro rata for executives who retire with less than 30 years of service. If an executive has more than 30 years of service, the percentages in the formula, (the 51 percent and 57 percent) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. Executives who are at least age 55 with 10 or more years of service may retire before age 65 in which case the benefit percentages (51 percent and 57 percent) are reduced.
Account Based Formula: Applies to executives who were hired by Household International, Inc. after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA after December 31, 1996 and became participants in the Pension Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2 percent of annual fixed pay for each calendar year of employment. For this purpose, compensation includes total fixed pay and cash variable pay as paid (effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP). At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.
Provisions Applicable to All Formulas: The amount of compensation used to determine benefits is subject to an annual maximum that differ by calendar year. The limit for 2015 is $265,000. The limit for years after 2015 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50 percent continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Legacy Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).
HSBC International Staff Retirement Benefits Scheme (Jersey) (ISRBS)
The ISRBS is a defined benefit plan maintained for certain international managers. Each member must contribute five percent of his fixed pay to the plan during his service, but each member who has completed 20 years of service or who enters the senior management or general management sections during her/his service shall contribute 6 2/3 percent of her/his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of

HSBC Finance Corporation

her/his total compensation. Upon leaving service, the value of the member's voluntary contribution fund, if any, shall be commuted for a retirement benefit.
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
In general, the pension payable to the widow/widower would be equal to one half of the member's Anticipated Pension. As well as this, where applicable, a children's allowance is payable on the death of the Member equal to 25 percent of the amount of the widow's pension.
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
For other formulas: The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under Codification 715 with respect to the company's audited financial statements for the period ending December 31, 2015. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2015.
Deferred Compensation Plans
Tax Reduction Investment Plan: HSBC North America maintains the HSBC - North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant's cash compensation (subject to a maximum annual pre-tax contribution by a participant of $18,000 for 2015 (plus an additional $6,000 catch-up contribution for participants age 50 and over for 2015), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.
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
Supplemental Tax Reduction Investment Plan: HSBC North America also maintains the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is an unfunded plan for eligible employees of HSBC Finance Corporation and its participating subsidiaries who are legacy Household employees and whose compensation exceeded limits imposed by the Internal Revenue Code. Employer contributions to STRIP participants terminated on December 31, 2010.

HSBC Finance Corporation

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
HSBC International Retirement Benefit Plan (“IRBP”) for International Managers and International Contract Executives: The IRBP is a defined contribution retirement savings plan maintained for international managers and international contract executives and for certain international managers who have attained the maximum number of years of service for participation in another plan covering international managers, including the ISRBS. Participants receive an employer paid contribution equal to 15 percent of pensionable salary and may elect to contribute up to 2.5 percent of pensionable salary as non-mandatory employee contributions, which contributions are matched by employer contributions. Additionally, participants can make unlimited additional voluntary contributions. The plan provides for participant direction of account balances in a wide range of investment funds and immediate vesting of all contributions.
Non-Qualified Deferred Contribution 2015

Name	Plan Name (1)	Executive Contributions in 2015(2)	Employer Contributions in 2015(3)	Aggregate Earnings in 2015(4)	Aggregate Withdrawals/ Distributions in 2015	Aggregate Balance at 12/31/2015
Kathryn Madison	STRIP	$—	$—	$5,059	$—	$278,251
Michael A. Reeves	NQDCP	$—	$—	$7,227	$35,540	$642,543
	STRIP	$—	$—	$2,042	$—	$97,153
Rhydian H. Cox	IRBP	$5,310	$38,279	$—	$—	$41,459
Vittorio Severino	—	N/A	N/A	N/A	N/A	N/A
Loren C. Klug	NQDCP	$—	$—	$(2,700)	$—	$186,160
	STRIP	$—	$—	$(6,416)	$—	$276,906
Steven G. Ekert	—	N/A	N/A	N/A	N/A	N/A

(1)	Plan described under "Savings and Pension Plans."

(2)	Mr. Cox’s elective contributions from eligible fixed pay under the plan were converted from GBP to USD using the exchange rate of 1.482 as of December 31, 2015.

(3)	For Mr. Cox, the amount reflects the employer’s contributions under the plan. This amount is included in the Other Compensation column of the “Summary Compensation Table.”

(4)	Aggregate earnings reflect market-based investment experience credited to participant accounts.

HSBC Finance Corporation

Potential Payments Upon Termination Or Change-In-Control
The following tables describe the payments that HSBC Finance Corporation would be required to make as of December 31, 2015 to each of Ms. Madison, Messrs. Reeves, Cox, Severino, and Klug as result of their termination, retirement, disability or death or sale of business as of that date. These amounts shown are in addition to those generally available to salaried employees, such as disability benefits and accrued vacation pay, or are specific to the NEOs, such as the amounts under the HSBC-North America (U.S.) Severance Pay plan which is dependent on an employee's base salary. The specific circumstances that would trigger such payments are identified, and the terms of such payments are defined under the HSBC-North America (U.S.) Severance Pay Plan and the particular terms of deferred cash awards and long-term equity incentive awards.

Kathryn Madison

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination (1)		For Cause Termination	Death (2)		Sale of Business
Severance						$600,000	(3)
Deferred Cash		$145,158	(4)	$145,158	(4)	$145,158	(4)		$145,158	(4)	$145,158	(4)
Restricted Stock/Units		$492,634	(7)	$296,897	(6)	$492,634	(7)		$800,119	(5)	$492,634	(7)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not for Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not-for-Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding long-term equity incentive awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Ms. Madison would receive 52 weeks of her current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015.

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and full vesting (in accordance with the original vesting schedule) of the outstanding performance-based restricted share units, assuming a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

(6)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and forfeiture of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

(7)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and pro-rata vesting of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

Michael A. Reeves

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination (1)		For Cause Termination	Death (2)		Sale of Business
Severance						$317,308	(3)
Deferred Cash		$58,190	(4)	$58,190	(4)	$58,190	(4)		$58,190	(4)	$58,190	(4)
Restricted Stock/Units		$352,194	(7)	$98,299	(6)	$352,194	(7)		$500,219	(5)	$352,194	(7)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not for Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not for Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding long-term equity incentive awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Reeves would receive 44 weeks of his current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015.

HSBC Finance Corporation

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted stock units and full vesting (in accordance with the original vesting schedule) of the outstanding performance-based restricted share units, assuming a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

(6)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and forfeiture of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

(7)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and pro-rata vesting of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

Rhydian H. Cox

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination (1)		For Cause Termination	Death (2)		Sale of Business
Deferred Cash		$227,257	(3)	$227,257	(3)	$227,257	(3)		$227,257	(3)	$227,257	(3)
Restricted Stock/Units		$514,144	(4)	$514,144	(4)	$514,144	(4)		$514,144	(4)	$514,144	(4)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not for Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination.

(2)	Upon death, all outstanding long-term equity incentive awards and deferred cash awards vest.

(3)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and full vesting (in accordance with the original vesting schedule) of the outstanding performance-based restricted share units, assuming a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

Vittorio Severino

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination (1)		For Cause Termination	Death (2)		Sale of Business
Severance						$193,076	(3)
Deferred Cash		$285,489	(4)	$285,489	(4)	$285,489	(4)		$285,489	(4)	$285,489	(5)
Restricted Stock/Units		$1,048,617	(6)	$885,597	(7)	$1,048,617	(6)		$1,304,947	(4)	$1,048,617	(6)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not for Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not for Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding long-term equity incentive awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Severino would receive 20 weeks of his current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015.

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and full vesting (in accordance with the original vesting schedule) of the outstanding performance-based restricted share units, assuming a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

(6)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and pro-rata vesting of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

(7)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and forfeiture of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

HSBC Finance Corporation

Loren C. Klug

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination (1)		For Cause Termination	Death (2)		Sale of Business
Severance						$410,000	(3)
Deferred Cash		$111,090	(4)	$111,090	(4)	$111,090	(4)		$111,090	(4)	$111,090	(4)
Restricted Stock/Units		$447,747	(7)	$317,260	(6)	$447,747	(7)		$652,731	(5)	$447,747	(7)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not for Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance continuation, Involuntary Not for Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding long-term equity incentive awards and deferred cash awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Klug would receive 52 weeks of his current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015.

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and full vesting (in accordance with the original vesting schedule) of the outstanding performance-based restricted share units, assuming a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

(6)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and forfeiture of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015

(7)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and pro-rata vesting of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.
Director Compensation The following table and narrative footnotes discuss the compensation earned by our Non-Executive Directors in 2015. As an Executive Director, Mr. Cox received no additional compensation for service on the Board of Directors in 2015.
The table below outlines the annual compensation program for Non-Executive Directors for 2015. Amounts are pro-rated based on dates of service for newly appointed Non-Executive Directors. In addition, Messrs. Bader and Herdman retired during 2015.

Annualized Compensation Rates for Non-Executive Directors Related to Service on the Board of Directors and Committees for HSBC Finance Corporation and HSBC North America
Board Retainer:
HSBC North America	$105,000
HSBC Finance Corporation	$105,000
Audit Committee:
Audit Committee Chair for HSBC North America, HBSC USA and HSBC Finance Corporation	$80,000
Audit Committee Member for HSBC North America and HBSC Finance Corporation	$30,000
Risk Committee:
Risk Committee Chair for HSBC North America, HBSC USA and HSBC Finance Corporation	$80,000
Risk Committee Member for HSBC North America and HBSC Finance Corporation	$30,000
Nominating Committee:
Nominating Committee Member for HSBC North America	$20,000
The 2015 total compensation of our Non-Executive Directors in their capacities as directors of HSBC North America and HSBC Finance Corporation, and in the case of Messrs. Ameen, Herdman and Whitford, also as the director of HSBC USA, is shown in the following table:

HSBC Finance Corporation

Director Compensation 2015

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Phillip D. Ameen	$425,000	$—	$—	$425,000
Jeffrey A. Bader	$202,500	$—	$222	$202,722
Robert K. Herdman	$172,500	$—	$—	$172,500
Barry F. Kroeger	$202,500	$—	$—	$202,500
Samuel Minzberg	$280,000	$—	$1,732	$281,732
Thomas K. Whitford	$465,000	$—	$1,732	$466,732

(1)
Represents aggregate compensation for service on Board of Directors and Committees HSBC North America, HSBC Finance Corporation and, in the case of Messrs. Ameen, Bader, Herdman, Minzberg, and Whitford --HSBC USA.

Fees paid to Mr. Ameen include the following amounts for 2015: $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $26,667 for membership and serving as Chair of the HSBC North America Audit Committee, $26,667 for membership and serving as Chair of the HSBC Finance Corporation Audit Committee, and $26,667 for membership and serving as Chair of the HSBC USA Audit Committee; $10,000 for membership on the HSBC North America Risk Committee, and $10,000 for membership on the HSBC Finance Corporation Risk Committee, and $10,000 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Bader include the following amounts for 2015: $$78,750 annual cash retainer for membership on the HSBC North America board, and $78,750 annual cash retainer for membership on the HSBC Finance Corporation board; $7,500 for membership on the HSBC North America Risk Committee, and $15,000 for membership on the HSBC Finance Corporation Risk Committee; $7,500 for membership on the HSBC North America Audit Committee and $15,000 for membership on the HSBC Finance Corporation Audit Committee.
Fees paid to Mr. Herdman include the following amounts for 2015: $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $20,000 for serving as Chair of each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA until October 2014; and $2,500 for membership on each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC US$52,500 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; and $5,000 for membership on each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA.
Fees paid to Mr. Kroeger include the following amounts for 2015: $78,750 annual cash retainer for membership on the HSBC North America board, and $78,750 annual cash retainer for membership on the HSBC Finance Corporation board; $7,500 for membership on the HSBC North America Audit Committee and $15,000 for membership on the HSBC Finance Corporation Audit Committee; $7,500 for membership on the HSBC North America Risk Committee, and $15,000 for membership on the HSBC Finance Corporation Risk Committee.
Fees paid to Mr. Minzberg include the following amounts for 2015: $105,000 annual cash retainer for membership on the HSBC North America board, and $105,000 annual cash retainer for membership on the HSBC Finance Corporation board; $10,000 for membership on the HSBC North America Audit Committee, and $20,000 for membership on the HSBC Finance Corporation Audit Committee; $20,000 for membership on the HSBC North America Nominating Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Whitford include the following amounts for 2015: $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC USA and HSBC Finance Corporation boards; $16,667 for membership on the HSBC North America Compliance Committee, $16,667 for membership on the HSBC USA Compliance Committee and $16,667 for membership on the HSBC Finance Corporation Compliance Committee; $20,000 for membership on the HSBC North America Nominating Committee; $26,667 for membership on the HSBC North America Risk Committee, $26,667 for membership on the HSBC Finance Corporation Risk Committee and $26,667 for membership on the HSBC USA Risk Committee.

(2)	HSBC Finance Corporation does not grant stock awards or stock options to its Non-Executive Directors.

(3)
Components of All Other Compensation are disclosed in aggregate. We provide each Director with $300,000 of accidental death and dismemberment insurance for which the company paid a premium of $222 per annum for each participating Director and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,510 per annum for each participating Director. Messrs. Ameen and Kroeger declined coverage. Mr. Bader declined the personal excess liability insurance policy; the amount shown pertains to the annual premium for AD&D insurance exclusively. The AD&D and personal excess liability insurance coverage was not extended for Mr. Herdman as he retired after second quarter. The insurance policies are renewed annually in July (for AD&D) and in September (for excess liability insurance) each year.

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
Performance Influence on Variable Pay
On an individual basis, the use of a performance scorecard framework ensures an aligned set of objectives and impacts the level of individual pay received, as achievement of objectives is considered when determining the level of variable pay awarded. On a performance scorecard, objectives are separated into two categories: financial and non-financial. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels. Additionally, objectives are based on strategic priorities including “Grow,” “Global Standards,” “Streamlining” and “People.”
Employees were assessed on and communicated up to three ratings, which included performance rating using a new performance rating scale in 2015 (Top Performer, Strong Performer, Good Performer and Inconsistent Performer), Values-aligned behavior rating using a behavioral guide (Role Model, Strong, Developing and Unacceptable), and Potential rating used to assess key talent.

HSBC Finance Corporation

Beginning in 2011, the top executives across the HSBC Group received a separate values-aligned behavior rating in addition to a performance rating. For performance year 2015, this values-aligned behavior rating was in place for all employees at year-end, although values-aligned behaviors were already part of our culture. Values-aligned behaviors are the foundation of an employee’s performance and potential as follows:

•	Role Model - Exceptional behaviors which drive performance above target levels and/or have a lasting positive impact on the Bank’s culture.

•	Strong - Strong, sustainable, expected behaviors which are the benchmark of a high-performing values-led organization.

•	Developing - Requires further development of behaviors to improve their contribution and create a more positive impact on stakeholders.

•
Unacceptable - Unacceptable behaviors which undermine HSBC’s values and business principles and need to be eradicated. They significantly compromise quality, integrity, teamwork and performance and are likely to result, immediately or in due course, in disciplinary action.

Individual awards are determined on the basis of individual performance against their performance objectives for the year which as mentioned are aligned to the Group’s strategic priorities, a global risk objective and adherence to HSBC Values and business principles. Any breaches discovered would result in a lower determination of performance and subsequently impact the variable pay decision.
Risk (including in particular, compliance) is a critical part of the assessment process in determining the performance of senior executives, Covered Employees and MRTs in ensuring that their individual remuneration has been appropriately assessed with regard to risk.
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
The HSBC North America Nominating and Governance Committee ("Nominating and Governance Committee") and the Compensation and Performance Management Governance Committee (“CPMG”) have oversight for objectives-setting and risk monitoring. The Nominating and Governance Committee has oversight and endorsement of certain compensation matters. As part of its duties, the Nominating and Governance Committee oversees the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board (“Covered Employees”), and the measures used to ensure that risk is appropriately considered in making variable pay recommendations. The Nominating and Governance Committee also can make recommendations concerning proposed performance assessments and variable pay compensation award proposals for the CEO, direct reports of the CEO, Covered Employees, and other staff, including any recommendations for adjusting, reducing or canceling variable compensation previously awarded. The recommendations related to employee total compensation are reviewed by the HSBC Holdings plc Remuneration Committee (“RemCo”) of the Board of Directors of HSBC, or to Messrs. Gulliver and Burke, or Ms. Madison in instances where RemCo has delegated remuneration authority.
The CPMG Committee was created to provide a more systematic approach to variable pay compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the Committee are senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Legal, Finance, Audit, Regulatory Remediation, Human Resources, Performance and Reward, and Operational Risk. CPMG approves the list of roles held by Covered Employees and their mandatory performance scorecard objectives; reviews total compensation recommendations related to regulatory and audit findings; and can make recommendations to adjust, reduce, or cancel previous grants of variable pay and long-term incentive compensation based on actual results and risk outcomes. The Committee can make its recommendations to the Nominating and Governance Committee, RemCo, Mr. Gulliver, Mr. Burke, and/or Ms. Madison depending on the nature of the recommendation or the delegation of authority for making final decisions. Discretionary compensation awards are subject to controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation for ensuring excessive risk taking is avoided. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of our risk appetite process. Risk Appetite is set by the Board of HSBC. A risk appetite for U.S. operations is annually reviewed and approved by the HSBC North America Risk Management Committee and the HSBC North America Board of Directors.

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
Participants in the discretionary plan are subject to the HSBC Group Minimum Deferral Policy, which provides minimum deferral guidelines for variable pay awards. Deferral rates applicable to compensation earned in performance year 2015, ranging from 0 to 60 percent, increase in relation to the level of variable pay earned and in respect of an employee's MRT status as further described under the section “Performance Year 2015 Compensation Actions” in the 2015 CD&A. Variable pay is deferred in the form of cash and/or through the use of Restricted Share Units. The deferred RSUs generally have a three-year graded vesting period. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC ordinary shares over the period. The economic value of pay deferred in the form of RSUs will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Additional grants of long-term equity awards consist of a number of shares to which the employee will become fully entitled, generally over a five-year vesting period, subject to the individual remaining in employment.
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
We continue to focus on monitoring activity consisting of: 1) validating relationships among measures of financial performance, risks taken, risk outcomes, and amounts of variable pay compensation awards/payouts; 2) reviewing how discretion is used in evaluating performance and adjusting variable pay compensation awards for high levels of risk taking and adverse risk outcomes, and whether discretionary decisions are having an appropriate impact; and 3) evaluating the extent to which automated systems play, or could play a role in monitoring activities. Consequently, we identified areas for improvement, not only with respect to tactical reward decisions and documenting discretion, but also in terms of utilizing information systems to support monitoring and

HSBC Finance Corporation

validation activities. We strive to make improvements to our monitoring and validation activities in future reward cycles. In addition to the annual review, plan performance is monitored regularly by the business management and periodically by HSBC North America Human Resources, which tracks plan expenditures and plan performance to ensure that plan payouts are consistent with expectations. Calculations for plans are performed systematically based on plan measurement factors to ensure accurate calculation of variable pay, and all performance payouts are subject to the review of the designated plan administrator to ensure payment and performance of the plan are tracking in line with expectations. Finally, all plans contain provisions that enable modification of the plan if necessary to meet business objectives.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners HSBC Finance Corporation’s common stock is 100 percent owned by HINO. HINO is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management The following table lists the beneficial ownership, as of January 31, 2016, of HSBC ordinary shares or interests in HSBC ordinary shares and Series B Preferred Stock of HSBC Finance Corporation held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares and the Series B Preferred Stock of HSBC Finance Corporation.

	Number of Shares Beneficially Owned of HSBC Holdings plc(1)(2)	HSBC Shares Subject to Certain Holding Restrictions(3)	HSBC Restricted Shares Released Within 60 Days(4)	Number of HSBC Ordinary Share Equivalents(5)	Total HSBC Ordinary Shares(2)	Series B Preferred of HSBC Finance Corporation
Directors
Patrick J. Burke(6)	73,110	55,576	186,908	—	315,594	—
Phillip D. Ameen	5,000	—	—	—	5,000	—
Rhydian H. Cox(6)	18,097	3,587	21,860	—	43,544	—
Barry F. Kroeger	—	—	—	—		—
Samuel Minzberg	500	—	—	—	500	—
Thomas K. Whitford	5,000	—	—	—	5,000	—

Named Executive Officers
Loren Klug	35,757	—	21,650	—	57,407	—
Kathryn Madison	—	—	18,274	—	18,274	—
Michael A. Reeves	—	—	5,878	—	5,878	—
Vittorio M. Severino	274,047	—	61,409	—	335,456	—
All directors and executive officers as a group	425,173	59,163	328,487	—	812,823

(1)
Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: directors and executive officers as a group, 812.

(2)	Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that are owned by HSBC USA directors and executive officers that are subject to certain holding restrictions. There are no outstanding stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s directors and executive officers through April 1, 2016 pursuant to the satisfaction of certain conditions.

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

Transactions with Related Persons  During the fiscal year ended December 31, 2015, HSBC Finance Corporation was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest.
HSBC Finance Corporation maintains a written Policy for the Review, Approval or Ratification of Transactions with Related Persons (the "Related Persons Policy") which provides that any “Transaction with a Related Person” must be reviewed and approved or ratified in accordance with specified procedures. The term “Transaction with a Related Person” includes any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness), in which (1) the aggregate dollar amount involved will or may be expected to exceed $120,000 in any calendar year, (2) HSBC Finance Corporation or any of its subsidiaries is, or is proposed to be, a participant, and (3) a director or an executive officer, or a member of the immediate family of a director or an executive officer, has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). The following categories of transactions are deemed pre-approved even if the aggregate amount involved exceeds $120,000, provided, however, that if a Transaction with a Related Person falling in a category described below would cause one of our directors whom the Board of Directors currently deems independent to lose or risk losing their independence, the director must consult with the Chair of the Audit Committee prior to entering such Transaction with a Related Person:

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

HSBC Finance Corporation

•	Transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.
The Related Persons Policy requires each director and executive officer to promptly notify the Office of the General Counsel in writing of any Transaction with a Related Person in which the director, executive officer or an immediate family member has or will have an interest and to provide specified details of the transaction. The Office of the General Counsel, through the Corporate Secretary, will provide a copy of the notice to the Chair of the Audit Committee along with any other information as the Office of the General Counsel or the Corporate Secretary believes would be useful to the Audit Committee in performing its review. The Audit Committee will review the material facts of each proposed Transaction with a Related Person at each regularly scheduled committee meeting and approve or disapprove the transaction. If it is impractical or undesirable to delay a decision on a proposed Transaction with a Related Person, the Chair of the Audit Committee may review and approve the transaction in accordance with the criteria set forth in the Related Persons Policy or may convene a special meeting of the Audit Committee to consider the transaction, at the Chair’s discretion. Any such approval must be reported to the Audit Committee at its next regularly scheduled meeting.
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
If we become aware of a Transaction with a Related Person that has not been approved under the Related Persons Policy, the matter will be referred by the Audit Committee for review. The Audit Committee will consider the relevant facts and circumstances respecting such Transaction with a Related Person, and will evaluate the options available, including ratification, revision or termination of the transaction.
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

HSBC Finance Corporation

Committee	Independence/Member Requirements
Audit Committee	Chair and all voting members
Chairman's Committee	Chair and all members
Risk Committee	Chair and all voting members
Messrs. Ameen, Kroeger, Minzberg and Whitford are considered to be independent directors. Mr. Burke currently serves as President and Chief Executive Officer of our affiliates, HSBC North America, HSBC USA and HSBC Bank USA and is a Group General Manager of HSBC. Mr. Cox is the Senior Executive Vice President and Chief Risk Officer for HSBC Finance Corporation and its affiliates HSBC North America, HSBC USA and HSBC Bank USA and is a Group General Manager of HSBC. Because of the positions held by Messrs. Burke and Cox, they are not considered to be independent directors.
See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14.	Principal Accounting Fees and Services.

Audit Fees. The aggregate amount billed by our principal accountant, PwC, for audit services performed during the fiscal year ended December 31, 2015 was $1,456,304. The aggregate amount billed by our former accountant, KPMG, for audit services performed during the fiscal years ended December 31, 2015 and 2014 was nil and $1,983,500, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees. The aggregate amount billed by PwC, in connection with audit related services performed during the fiscal year ended December 31, 2015 was $966,000. The aggregate amount billed by KPMG in connection with audit related services performed during the fiscal years ended December 31, 2015 and 2014 was $8,500 and $418,363, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees. The aggregate amount billed by PwC, for tax related services performed during the fiscal year ended December 31, 2015 was nil. The aggregate amount billed by KPMG for tax related services performed during the fiscal year ended December 31, 2015 and 2014 was $103,930 and $170,000, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal tax accounts in relation to the computation of associated interest.
All Other Fees. The aggregate amount billed by PwC, for other services performed during the fiscal year ended December 31, 2015 was nil. The aggregate amount billed by KPMG for other services performed during the fiscal years ended December 31, 2015 was nil and 2014 was nil. These services included fees related to corporate governance matters.
All of the fees described above were approved by HSBC Finance Corporation's Audit Committee.
The Audit Committee has a written policy that requires pre-approval of all services to be provided by PwC, including audit, audit-related, tax and all other services. Pursuant to the policy, the Audit Committee annually pre-approves the audit fee and terms of the audit services engagement. The Audit Committee also approves a specified list of audit, audit-related, tax and permissible non-audit services deemed to be routine and recurring services. Any service not included on this list must be submitted to the Audit Committee for pre-approval. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Chair of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The consolidated financial statements listed below, together with an opinion of PwC dated February 22, 2016 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.
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

16	Letter from KPMG LLP, dated February 23, 2015 (incorporated by reference to Exhibit 16.1 to HSBC Finance Corporation's Current Report on Form 8-K filed February 23, 2015).
21	Subsidiaries of HSBC Finance Corporation.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Index

2015 economic environment 25	Credit risk:
Accounting:	accounting policy 97
new pronouncements 102	concentration 64
policies (critical) 31	critical accounting policy 32
policies (significant) 96	management 70
Account management policies and practices 58	Critical accounting policies and estimates 31
Assets:	Deferred tax assets 35, 125
by business segment 137	Derivatives:
fair value of financial assets 141	accounting policy 100
fair value measurements 140	cash flow hedges 121
nonperforming 57, 109	critical accounting policy 33
Audit committee 159	fair value hedges 121
Auditor's report 88, 89	income (expense) 42
Balance sheet (consolidated) 92	non-qualifying hedges 122
Basel II 7, 79	notional value 123
Basel III 6, 7, 8, 12, 24, 28, 43	Directors:
Basis of reporting 29	biographies 155
Business:	board of directors 155
consolidated performance review 27	executive 157
focus 27	compensation (executives) 165
operations 4	responsibilities 159
organizational history 4	Discontinued operations 103
Capital:	Employees:
2016 funding strategy 66	compensation and benefits 165
common equity movements 65	number of 6
consolidated statement of changes 93	Equity:
selected capital ratios 65	consolidated statement of changes 93
Cash flow (consolidated) 94	ratios 65
Cautionary statement regarding forward-looking statements 24	Estimates and assumptions 31, 97
Committees 159	Executive overview 25
Competition 9	Fair value measurements:
Compliance committee 161	assets and liabilities recorded at fair value on a recurring basis 142
Compliance risk 76	assets and liabilities recorded at fair value on a non-recurring basis 143
Consumer business segment 5, 46, 134	fair value adjustments 140
Contingent liabilities:	financial instruments 141
critical accounting policy 35	hierarchy 68
enhancement services products 13, 103	transfers into/out of Level 1 and Level 2 143
litigation 146	transfers into/out of Level 2 and Level 3 143
Controls and procedures 152	valuation control framework 140
Corporate governance and controls 9, 158	valuation techniques 144
Customers 6	Financial highlights metrics 22
Credit quality 50

HSBC Finance Corporation

Financial liabilities:	New accounting pronouncements to be adopted in future periods 102
designated at fair value 118	Nominating and compensation committee 161
fair value of financial liabilities 141	Off-balance sheet arrangements 67
Forward looking statements 24	Operating expenses 44
Funding 6, 28, 65	Operational risk 74
Gain (loss) from debt designated at fair value and related derivatives 119	Other revenues 42
Geographic concentration of receivables 64	Pension and other postretirement benefits:
Impairment:	accounting policy 101
accounting policy 97	risk management 79
credit losses 40, 110	Performance, developments and trends 27
critical accounting policy 30	Profit (loss) before tax:
nonaccrual receivables 57, 105	by segment - Group Reporting Basis 137
nonperforming receivables 57, 109	consolidated 90
Income taxes:	Properties 21
accounting policy 101	Property and equipment:
critical accounting policy - deferred taxes 35	accounting policy 99
expense 123	Provision for credit losses 40, 110
Internal control 152	Ratios:
Interest income:	capital 65
net interest income 39	charge-off (net) 56
sensitivity 73	credit loss reserve related 51
Interest rate risk 73	delinquency 55
Key performance indicators 22	earnings to fixed charges - Exhibit 12
Legal proceedings 21, 146	efficiency 45
Liabilities:	financial 23
commitments 67, 145	Re-aged receivables 63
financial liabilities designated at fair value 118	Real estate owned 38
lines of credit 133	Receivables:
long-term debt 65, 117	by category 36, 104
Lease commitments 67, 145	by charge-off (net) 56
Liquidity and capital resources 64	by delinquency 54
Liquidity risk 71	geographic concentration 64
Litigation and regulatory matters 21, 146	held for sale 112
LTV Ratios 37	in process of foreclosure 109
Loans and advances - see Receivables	modified and/or re-aged 60
Loan impairment charges - see Provision for credit losses	nonaccrual 57, 105
Market risk 73	overall review 36
Market turmoil - see Current environment	risk concentration 64
Model risk 78	troubled debt restructures 52, 106
Mortgage Lending products 36, 104	Reconciliation of Non-U.S. GAAP financial measures to U.S. GAAP financial measures 86
Net interest income 39	Reconciliation of U.S. GAAP results to Group Reporting Basis 29
New accounting pronouncements adopted 102	Regulation 6
Related party transactions 132

HSBC Finance Corporation

Repurchase liability 44	Selected financial data 22
Reputational risk 77	Senior management:
Results of operations 39	biographies 157
Risk committee 163	Sensitivity:
Risk and uncertainties 10	projected net interest income 73
Risk factors 10	Share-based payments:
Risk management:	accounting policy 101
credit 70	Statement of cash flows 94
compliance 76	Statement of changes in shareholders' equity 93
interest rate 73	Statement of comprehensive income (loss) 91
liquidity 71	Statement of income (loss) 90
market 73	Strategic initiatives and focus 27
model 78	Strategic risk 77
operational 74	Surety bond 45, 67, 133, 145
overview 69	Table of contents 2
pension 79	Tangible common equity to tangible assets 66
reputational 77	Tax expense 123
security and fraud 77	Troubled debt restructures 52, 106
strategic 77	Unresolved staff comments 20
Security and fraud risk 77	Variable interest entities 139
Segment results - Group Reporting Basis:
consumer 46, 137
overall summary 46, 137

HSBC Finance Corporation

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 22nd day of February 2016.

HSBC FINANCE CORPORATION

By:	/s/ KATHRYN MADISON
Kathryn Madison
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 22nd day of February 2016.

Signature	Title

/s/ P. J. BURKE	Chairman and Director
(P. J. Burke)

/s/ P. D. AMEEN	Director
(P. D. Ameen)

/s/ R. H. COX	Executive Director
(R. H. Cox)

/s/ B. F. KROEGER	Director
(B. F. Kroeger)

/s/ S. MINZBERG	Director
(S. Minzberg)

/s/ T. K. WHITFORD	Director
(T. K. Whitford)

/s/ K. MADISON	Chief Executive Officer
(K. Madison)	(as Principal Executive Officer)

/s/ M. A. REEVES	Executive Vice President and Chief Financial Officer
(M. A. Reeves)	(as Principal Financial Officer)

/s/ W. TABAKA	Executive Vice President and Chief Accounting Officer
(W. Tabaka)	(as Principal Accounting Officer)

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

HSBC Finance Corporation

16	Letter from KPMG LLP, dated February 23, 2015 (incorporated by reference to Exhibit 16.1 to HSBC Finance Corporation's Current Report on Form 8-K filed February 23, 2015).
21	Subsidiaries of HSBC Finance Corporation.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.