Form 10-Q
period 2016-03-31
HSBC Finance Corp
filed 2016-05-03
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-08198
___________________

HSBC FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-1052062
(State of incorporation)	(I.R.S. Employer Identification No.)
1421 W. Shure Drive, Suite 100, Arlington Heights, IL	60004
(Address of principal executive offices)	(Zip Code)

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

As of April 29, 2016, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

PART I

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2016	2015
	(in millions)
Interest income	$342	$432
Interest expense on debt held by:
Non-affiliates	107	195
HSBC affiliates	53	53
Interest expense	160	248
Net interest income	182	184
Provision for credit losses	37	27
Net interest income after provision for credit losses	145	157
Other revenues:
Derivative related expense	(115)	(97)
Gain on debt designated at fair value and related derivatives	24	59
Servicing and other fees from HSBC affiliates	4	6
Lower of amortized cost or fair value adjustment on receivables held for sale	(55)	(17)
Other income	9	7
Total other revenues	(133)	(42)
Operating expenses:
Salaries and employee benefits	38	42
Occupancy and equipment expenses, net	6	8
Real estate owned expenses	3	4
Other expenses	49	40
Support services from HSBC affiliates	42	54
Total operating expenses	138	148
Loss from continuing operations before income tax	(126)	(33)
Income tax benefit	(56)	(28)
Loss from continuing operations	(70)	(5)
Discontinued operations (Note 2):
Loss from discontinued operations before income tax	(7)	—
Income tax benefit	3	—
Loss from discontinued operations	(4)	—
Net loss	$(74)	$(5)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2016	2015
	(in millions)
Net loss	$(74)	$(5)
Other comprehensive income, net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	8	11
Pension and postretirement benefit plan adjustments	(1)	—
Other comprehensive income, net of tax	7	11
Total comprehensive income (loss)	$(67)	$6

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2016	December 31, 2015
	(in millions, except share data)
Assets
Cash	$106	$124
Securities purchased under agreements to resell	779	2,724
Receivables, net (including $1.3 billion and $1.7 billion at March 31, 2016 and December 31, 2015, respectively, collateralizing long-term debt and net of credit loss reserves of $272 million and $311 million at March 31, 2016 and December 31, 2015, respectively)	8,433	8,987
Receivables held for sale	8,185	8,265
Properties and equipment, net	2	4
Real estate owned	68	88
Deferred income taxes, net	2,959	2,923
Other assets	1,132	1,017
Assets of discontinued operations	16	13
Total assets	$21,680	$24,145
Liabilities
Debt:
Due to affiliates (including $495 million and $496 million at March 31, 2016 and December 31, 2015, respectively, carried at fair value)	$5,774	$5,925
Long-term debt (including $1.4 billion and $3.3 billion at March 31, 2016 and December 31, 2015, respectively, carried at fair value and $694 million and $879 million at March 31, 2016 and December 31, 2015, respectively, collateralized by receivables)	7,502	9,510
Total debt	13,276	15,435
Derivative related liabilities	—	57
Liability for postretirement benefits	142	143
Other liabilities	1,611	1,773
Liabilities of discontinued operations	113	102
Total liabilities	15,142	17,510
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding at both March 31, 2016 and December 31, 2015)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding at both March 31, 2016 and December 31, 2015)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued and outstanding at both March 31, 2016 and December 31, 2015)	—	—
Additional paid-in-capital	23,215	23,245
Accumulated deficit	(18,273)	(18,199)
Accumulated other comprehensive income	21	14
Total common shareholder’s equity	4,963	5,060
Total shareholders’ equity	6,538	6,635
Total liabilities and shareholders’ equity	$21,680	$24,145

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31,	2016	2015
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,575	$1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in-capital
Balance at beginning of period	23,245	23,381
Dividends on preferred stock	(32)	(32)
Employee benefit plans, including transfers and other	2	(1)
Balance at end of period	23,215	23,348
Accumulated deficit
Balance at beginning of period	(18,199)	(17,768)
Net loss	(74)	(5)
Balance at end of period	(18,273)	(17,773)
Accumulated other comprehensive income (loss)
Balance at beginning of period	14	(65)
Other comprehensive income	7	11
Balance at end of period	21	(54)
Total common shareholder’s equity at end of period	4,963	5,521
Total shareholders' equity at end of period	$6,538	$7,096

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2016	2015
	(in millions)
Cash flows from operating activities
Net loss	$(74)	$(5)
Loss from discontinued operations	(4)	—
Loss from continuing operations	(70)	(5)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Provision for credit losses	37	27
Lower of amortized cost or fair value adjustment on receivables held for sale	55	17
(Gain) loss on sale of real estate owned, including lower of amortized cost or fair value adjustments	(1)	—
Depreciation and amortization	1	2
Mark-to-market on debt designated at fair value and related derivatives	(8)	2
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	65	(447)
Net change in other assets	(145)	(187)
Net change in other liabilities	(162)	20
Other, net	6	42
Cash provided by (used in) operating activities – continuing operations	(222)	(529)
Cash provided by (used in) operating activities – discontinued operations	3	27
Cash provided by (used in) operating activities	(219)	(502)
Cash flows from investing activities
Net change in securities purchased under agreements to resell	1,945	536
Net change in interest bearing deposits with banks	—	(1)
Receivables:
Net collections	510	484
Proceeds from sales of real estate owned	39	48
Sales (purchases) of properties and equipment	2	—
Cash provided by investing activities – continuing operations	2,496	1,067
Cash provided by investing activities – discontinued operations	—	—
Cash provided by investing activities	2,496	1,067
Cash flows from financing activities
Debt:
Net change in due to affiliates	(151)	—
Long-term debt retired	(2,113)	(545)
Shareholders’ dividends	(32)	(32)
Cash used in financing activities – continuing operations	(2,296)	(577)
Cash used in financing activities – discontinued operations	—	—
Cash used in financing activities	(2,296)	(577)
Net change in cash	(19)	(12)
Cash at beginning of period(1)	136	175
Cash at end of period(2)	$117	$163
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$19	$39
Transfer of receivables to held for sale	230	296

(1)	Cash at beginning of period includes $12 million and $18 million for discontinued operations as of January 1, 2016 and 2015, respectively.

(2)	Cash at end of period includes $11 million and $16 million for discontinued operations as of March 31, 2016 and 2015, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Basis of Presentation	8	9	Pension and Other Postretirement Benefits	25
2	Discontinued Operations	9	10	Related Party Transactions	25
3	Receivables, net	10	11	Business Segments	27
4	Credit Loss Reserves	15	12	Variable Interest Entities	29
5	Receivables Held for Sale	16	13	Fair Value Measurements	30
6	Fair Value Option	19	14	Litigation and Regulatory Matters	35
7	Derivative Financial Instruments	20	15	New Accounting Pronouncements	36
8	Accumulated Other Comprehensive Loss	24

1.	Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC” and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
For the three months ended March 31, 2016, our income tax benefit was impacted by a reversal of approximately $15 million associated with an out of period adjustment to our deferred tax asset balance.
During the third quarter of 2015, we reclassified preferred dividends within common shareholder's equity in order to properly present dividends as a reduction to additional paid-in-capital rather than as an increase to accumulated deficit for all periods. Total common shareholder's equity, total shareholders' equity and reported net income for March 31, 2015 was unaffected. The following table reflects the impact of this reclassification for the prior year quarter below:

March 31, 2015

Additional Paid-in-Capital:
As previously reported	$23,986
After reclassification	23,348

Accumulated Deficit:
As previously reported	$(18,411)
After reclassification	(17,773)

Cumulative dividends reclassified	$638
The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant losses recognized and the challenges we anticipate with respect to a sustained return to profitability

HSBC Finance Corporation

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

2012 Discontinued Operations:
Commercial In 2012, we began reporting our Commercial business in discontinued operations as there were no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. At March 31, 2016 and December 31, 2015, assets of our Commercial business totaled $4 million and $5 million, respectively. There were no liabilities in our Commercial business at either March 31, 2016 or December 31, 2015. The following table summarizes the operating results of our discontinued Commercial business for the periods presented:

Three Months Ended March 31,	2016	2015
	(in millions)
Net interest income and other revenues	$4	$7
Income from discontinued operations before income tax	2	4
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
The following table summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

Three Months Ended March 31,	2016	2015
	(in millions)
Net interest income and other revenues	$—	$—
Loss from discontinued operations before income tax(1)	(9)	(4)

(1)
The three months ended March 31, 2016 includes incremental expenses of $7 million for legal matters. For the three months ended March 31, 2015, the amount includes expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One.

At March 31, 2016 and December 31, 2015, assets of our discontinued Card and Retail Services business totaled $12 million and $8 million, respectively. Liabilities of our Card and Retail Services business totaled $113 million and $102 million at March 31, 2016 and December 31, 2015, respectively, which primarily consists of certain legal accruals.
See Note 14, "Litigation and Regulatory Matters," for discussion regarding a consent order issued by the Office of the Comptroller of the Currency ("OCC") on April 13, 2016 related to customers who purchased a certain credit monitoring product which was previously marketed and administered by our discontinued Card and Retail Services business.

HSBC Finance Corporation

3.	Receivables, net

Receivables consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Real estate secured:
First lien	$6,807	$7,302
Second lien	1,766	1,854
Total real estate secured receivables	8,573	9,156
Accrued interest income and other	132	142
Credit loss reserve for receivables	(272)	(311)
Total receivables, net	$8,433	$8,987
Deferred origination fees, net of costs, totaled $68 million and $71 million at March 31, 2016 and December 31, 2015, respectively, and are included in the receivables balance. Net unamortized premium on our receivables totaled $31 million and $35 million at March 31, 2016 and December 31, 2015, respectively, and are also included in the receivables balance.
Collateralized funding transactions  Secured financings previously issued under public trusts with a balance of $694 million at March 31, 2016 are secured by $1,305 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $879 million at December 31, 2015 were secured by $1,654 million of closed-end real estate secured receivables.
Aging Analysis of Past Due Receivables The following tables summarize the past due status of our receivables (excluding receivables held for sale) at March 31, 2016 and December 31, 2015. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the terms of the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-aging.

	Past Due		Total Past Due		Total Receivables(2)
March 31, 2016	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$141	$168	$309	$6,498	$6,807
Second lien	78	48	126	1,640	1,766
Total real estate secured receivables	$219	$216	$435	$8,138	$8,573

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2015	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$179	$219	$398	$6,904	$7,302
Second lien	98	62	160	1,694	1,854
Total real estate secured receivables	$277	$281	$558	$8,598	$9,156

(1)	Receivables less than 30 days past due are presented as current.

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

HSBC Finance Corporation

made qualifying payments and have been re-aged such that the contractual delinquency status has been reset to current. If a re-aged receivable subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.
Nonaccrual receivables and nonaccrual receivables held for sale consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Nonaccrual receivable portfolios(1):
Real estate secured(2)	$222	$283
Receivables held for sale	444	386
Total nonaccrual receivables(3)	$666	$669

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

(2)
At March 31, 2016 and December 31, 2015, nonaccrual real estate secured receivables held for investment include $149 million and $187 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
Nonaccrual receivables do not include receivables totaling $541 million and $501 million at March 31, 2016 and December 31, 2015, respectively, which are less than 90 days contractually delinquent and not accruing interest.

The following table provides additional information on our total nonaccrual receivables:

Three Months Ended March 31,	2016	2015
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$18	$39
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual receivables during the period	2	5
Troubled Debt Restructurings  We report as troubled debt restructurings ("TDR Loans") substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods. Additionally, we report as TDR Loans all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification. TDR Loans also include receivables discharged under Chapter 7 bankruptcy and not re-affirmed. TDR Loans are considered to be impaired loans. The TDR Loan balances in the tables below reflect the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies and include all basis adjustments on the receivable, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased receivables. Additionally, the carrying amount of TDR Loans classified as held for sale has been reduced by both the lower of amortized cost or fair value adjustment as well as the credit loss reserves associated with these receivables prior to the transfer. TDR Loans are considered to be impaired loans regardless of their accrual status.
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

HSBC Finance Corporation

The following table presents information about receivables held for investment and receivables held for sale which as a result of any account management action taken during the three months ended March 31, 2016 and 2015 became classified as TDR Loans as well as a summary of the type of account management action taken.

Three Months Ended March 31,	2016	2015
	(in millions)
Real estate secured receivables classified as TDR Loans during the period:
First lien held for investment	$18	$125
Second lien held for investment	23	16
Real estate secured receivables held for sale	71	10
Total	$112	$151

Types of account management actions taken during the period:
Modifications, primarily interest rate modifications	$56	$60
Re-age of past due account	56	91
Total	$112	$151
The tables below present information about our TDR Loans and TDR Loans held for sale, including the related allowance for credit losses.

	March 31, 2016		December 31, 2015
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)
Real estate secured:
First lien(2)	$722	$834	$870	$1,003
Second lien(2)	641	712	652	732
Real estate secured receivables held for sale(3)	6,105	7,381	6,044	7,317
Total real estate secured TDR Loans	$7,468	$8,927	$7,566	$9,052

Credit loss reserves for TDR Loans:(4)
Real estate secured:
First lien	$72		$95
Second lien	133		135
Total credit loss reserves for real estate secured TDR Loans(3)	$205		$230

(1)
At March 31, 2016 and December 31, 2015, the unpaid principal balance reflected above includes $757 million and $740 million, respectively, which have received a reduction in the unpaid principal balance as part of an account management action.

(2)
At March 31, 2016 and December 31, 2015, the carrying value of TDR Loans held for investment totaling $211 million and $250 million, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)	There are no credit loss reserves associated with receivables classified as held for sale as they are carried at the lower of amortized cost or fair value.

(4)	Included in credit loss reserves.

HSBC Finance Corporation

The following table provides additional information about the average balance and interest income recognized on TDR Loans and TDR Loans held for sale.

Three Months Ended March 31,	2016	2015
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$6,775	$10,207
Second lien	750	900
Total average balance of TDR Loans	$7,525	$11,107
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$137	$180
Second lien	20	22
Total interest income recognized on TDR Loans	$157	$202
The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the three months ended March 31, 2016 and 2015.

Three Months Ended March 31,	2016	2015
	(in millions)
Real estate secured:
First lien	$4	$55
Second lien	4	9
Real estate secured receivables held for sale	20	2
Total	$28	$66
Consumer Receivable Credit Quality Indicators  Credit quality indicators used for consumer receivables include a loan’s delinquency status, whether the loan is performing and whether the loan is a TDR Loan.
Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our receivable portfolio.

	March 31, 2016		December 31, 2015
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured receivables(1):
First lien	$209	3.07%	$272	3.73%
Second lien	72	4.08	94	5.07
Real estate secured receivables held for sale	596	7.28	569	6.88
Total real estate secured receivables(2)	$877	5.23%	$935	5.37%

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

(2)	At March 31, 2016 and December 31, 2015, total real estate secured receivables include $382 million and $363 million, respectively, that are in the process of foreclosure.

HSBC Finance Corporation

Nonperforming The following table summarizes the status of receivables and receivables held for sale.

	Accruing Loans	Nonaccrual Loans(4)	Total
	(in millions)
At March 31, 2016(1)
Real estate secured(2)(3)	$8,351	$222	$8,573
Real estate secured receivables held for sale	7,741	444	8,185
Total	$16,092	$666	$16,758
At December 31, 2015(1)
Real estate secured(2)(3)	$8,873	$283	$9,156
Real estate secured receivables held for sale	7,879	386	8,265
Total	$16,752	$669	$17,421

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

(2)
At March 31, 2016 and December 31, 2015, nonperforming real estate secured receivables held for investment include $149 million and $187 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
At March 31, 2016 and December 31, 2015, nonperforming real estate secured receivables held for investment include $139 million and $178 million, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

(4)
Nonperforming receivables do not include receivables totaling $541 million and $501 million at March 31, 2016 and December 31, 2015, respectively, which are less than 90 days contractually delinquent and not accruing interest.

Troubled debt restructurings  See discussion of TDR Loans above for further details on this credit quality indicator.

HSBC Finance Corporation

4.	Credit Loss Reserves

The following table summarizes the changes in credit loss reserves for real estate secured receivables by product and the related receivable balance by product during the three months ended March 31, 2016 and 2015:

	First Lien	Second Lien	Total
	(in millions)
Three Months Ended March 31, 2016:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$137	$174	$311
Provision for credit losses(1)	23	14	37
Net charge-offs:
Charge-offs(1)(2)	(53)	(26)	(79)
Recoveries	2	1	3
Total net charge-offs	(51)	(25)	(76)
Credit loss reserve balance at end of period	$109	$163	$272
Reserve components:
Collectively evaluated for impairment	$36	$30	$66
Individually evaluated for impairment(3)	63	133	196
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	10	—	10
Total credit loss reserves	$109	$163	$272
Receivables:
Collectively evaluated for impairment	$6,028	$1,119	$7,147
Individually evaluated for impairment(3)	532	620	1,152
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	247	27	274
Total receivables	$6,807	$1,766	$8,573
Three Months Ended March 31, 2015:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$1,898	$319	$2,217
Provision for credit losses(1)	37	(10)	27
Net charge-offs:
Charge-offs(2)	(108)	(39)	(147)
Recoveries	12	1	13
Total net charge-offs	(96)	(38)	(134)
Credit loss reserve balance at end of period	$1,839	$271	$2,110
Reserve components:
Collectively evaluated for impairment	$155	$53	$208
Individually evaluated for impairment(3)	1,657	218	1,875
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	27	—	27
Total credit loss reserves	$1,839	$271	$2,110
Receivables:
Collectively evaluated for impairment	$9,872	$1,526	$11,398
Individually evaluated for impairment(3)	8,936	866	9,802
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	500	29	529
Total receivables	$19,308	$2,421	$21,729

(1)
The provision for credit losses and charge-offs for real estate secured receivables during the three months ended March 31, 2016 include $13 million related to the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. See Note 5, "Receivables Held for Sale," for additional information. The provision for credit losses for real estate secured receivables during the three months ended March 31, 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.

HSBC Finance Corporation

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the three months ended March 31, 2016 and 2015 and, accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $20 million during the three months ended March 31, 2016 compared with $15 million during the three months ended March 31, 2015.

(3)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $211 million and $399 million at March 31, 2016 and 2015, respectively. The reserve component above excludes credit loss reserves totaling $9 million and $22 million at March 31, 2016 and 2015, respectively, for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. These receivables and credit loss reserves are reflected within receivables and credit loss reserves carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

5.	Receivables Held for Sale

Real Estate Secured Receivables Real estate secured receivables held for sale which are carried at the lower of amortized cost or fair value are comprised of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Real estate secured receivables held for sale:
First lien	$8,026	$8,110
Second lien	159	155
Total real estate secured receivables held for sale	$8,185	$8,265
We have been engaged in an on-going evaluation of our balance sheet taking into consideration our liquidity, capital and funding requirements as well as capital requirements of HSBC. During 2013, we established an on-going receivable sales program under which we intend to sell first lien real estate secured receivables held for investment meeting pre-determined criteria when they are written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the second quarter of 2015, we expanded our receivable sales program to also include substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or became subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables. Under our expanded receivable sales program, we intend to sell substantially all real estate secured receivables when any of the above criteria are met.
During the three months ended March 31, 2016 we transferred real estate secured receivables to held for sale with a total unpaid principal balance (excluding accrued interest) of approximately $282 million at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $267 million, including accrued interest. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During the three months ended March 31, 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale totaling $17 million, of which $13 million was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss) and $4 million was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss).
During the three months ended March 31, 2016, we recorded $68 million of additional lower of amortized cost or fair value adjustment on receivables held for sale as a component of total other revenues in the consolidated statement of income (loss) related to changes in fair value as a result of establishing separate pools for receivables being marketed. Removing these receivables from their risk-based grouping impacts the valuation of the receivables remaining in the risked-based pools.
During the three months ended March 31, 2015, we transferred real estate secured receivables to held for sale with an unpaid principal balance (excluding accrued interest) of approximately $431 million at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $311 million including accrued interest. During the three months ended March 31, 2015, no initial lower of amortized cost or fair value adjustment was required for these receivables transferred to held for sale as the fair value of the receivables at the time of transfer exceeded the carrying value after consideration of credit loss reserves associated with these receivables.
During the three months ended March 31, 2015, no additional lower of amortized cost or fair value was recorded related to changes in fair value.

HSBC Finance Corporation

We continue to make progress in our strategy to accelerate the run-off and sale of our real estate secured receivable portfolio. In April 2016, we completed the sale of a pool of real estate secured receivables with an unpaid principal balance of $1,421 million (aggregate carrying value of $1,273 million) at the time of sale to a third-party investor. Aggregate cash consideration received totaled $1,440 million. We currently expect that during the second quarter of 2016 we will incur a gain on sale of approximately $155 million, which includes transaction costs.
Historically, receivables held for sale have been sold to investors or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables have been classified as real estate owned ("REO") and sold. As we continue to work with borrowers, we have also historically agreed to short sales whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. Accordingly, based on the projected timing of receivable sales and the expected flow of foreclosure volume into REO or settled through a short sale, a portion of the real estate secured receivables classified as held for sale will ultimately become REO or settled through a short sale. As a result, a portion of the non-credit fair value adjustment on receivables held for sale may be reversed in earnings over time.
Receivable Held for Sale Activity During the Period The following table summarizes the activity in receivables held for sale during the three months ended March 31, 2016 and 2015:

Receivables Held for Sale
(in millions)
Three Months Ended March 31, 2016:
Real estate secured receivables held for sale at beginning of period	$8,265
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	230
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(51)
Carrying value of real estate secured receivables held for sale transferred to REO	(14)
Carrying value of real estate secured receivables held for sale settled through short sale	(8)
Change in real estate secured receivable balance, including collections	(237)
Real estate secured receivables held for sale at end of period(3)	$8,185

Three Months Ended March 31, 2015:
Real estate secured receivables held for sale at beginning of period	$860
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	296
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(17)
Carrying value of real estate secured receivables held for sale transferred to REO	(24)
Carrying value of real estate secured receivables held for sale settled through short sale	(11)
Change in real estate secured receivable balance, including collections	(7)
Real estate secured receivables held for sale at end of period(3)	$1,097

(1)
The initial lower of amortized cost or fair value adjustment on receivables transferred into held for sale during the three months ended March 31, 2016 totaled $17 million. During the three months ended March 31, 2015, there was no initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale.

(2)	Amount includes any accrued interest associated with the receivable.

(3)	Real estate secured receivables held for sale in the table above are presented net of the valuation allowance.

HSBC Finance Corporation

The following table provides a rollforward of our valuation allowance for the three months ended March 31, 2016 and 2015. See Note 13, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

Three Months Ended March 31,	2016	2015
	(in millions)
Balance at beginning of period	$13	$—
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	4	—
Increase in valuation allowance resulting from changes in fair value	68	—
Change in valuation allowance for collections, charged-off, transferred to REO or short sale	1	—
Balance at end of period	$86	$—
The following table summarizes the components of the lower of amortized cost or fair value adjustment during the three months ended March 31, 2016 and 2015:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
	Fair Value	Settlements (Including Short Sales)	Total
	(in millions)
(Income)/Expense:
Three Months Ended March 31, 2016:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$13	$—	$13
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	4	—	4
Subsequent to initial transfer to held for sale	68	(17)	51
Lower of amortized cost or fair value adjustment recorded through other revenues	72	(17)	55
Lower of amortized cost or fair value adjustment	$85	$(17)	$68

Three Months Ended March 31, 2015:
Lower of amortized cost or fair value adjustments recorded as a component of other revenues:
Subsequent to initial transfer to held for sale	$—	$17	$17
Lower of amortized cost or fair value adjustment recorded through other revenues(3)	$—	$17	$17

(1)
Represents the portion of the initial lower of amortized cost or fair value adjustment attributable to credit factors which was recorded as provision for credit losses in the consolidated statement of income (loss) as there was no objective, verifiable evidence to indicate non-credit factors were associated with the decline in fair value.

(2)
Represents the portion of the initial lower of amortized cost or fair value adjustment attributable to non-credit factors which was recorded as a component of total other revenues in the consolidated statement income (loss) as it reflects the impact on value caused by current marketplace conditions including changes in interest rates.

(3)	During the three months ended March 31, 2015, no lower of amortized cost or fair value adjustment was recorded as a provision for credit losses.

HSBC Finance Corporation

6.	Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies (the "Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and as endorsed by the European Union ("EU"). We have elected to apply fair value option ("FVO") reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under the Group Reporting Basis. The following table summarizes fixed rate debt issuances accounted for under FVO:

	March 31, 2016	December 31, 2015
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$1,447	$3,257
Due to affiliates	495	496
Total fixed rate debt accounted for under FVO	$1,942	$3,753

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$1,804	$3,598

Fixed rate long-term debt not accounted for under FVO	$4,061	$4,074

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $217 million at March 31, 2016 and decreased the debt balance by $283 million at December 31, 2015.

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
The following table summarizes the components of the gain on debt designated at fair value and related derivatives for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,	2016	2015
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$6	$49
Credit risk component	11	26
Total mark-to-market on debt designated at fair value	17	75
Mark-to-market on the related derivatives(1)(2)	(9)	(77)
Net realized gains on the related derivatives(1)	16	61
Gain on debt designated at fair value and related derivatives	$24	$59

(1)
The derivatives associated with debt designated at fair value are economic hedges but do not qualify for hedge accounting. See Note 7, "Derivative Financial Instruments," for additional discussion of these non-qualifying hedges.

(2)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related expense associated with debt designated at fair value was a loss of $66 million and a gain of $291 million for the three months ended March 31, 2016 and 2015, respectively. Offsetting gains (losses) recorded in derivative related expense associated with the related derivatives was a gain of $66 million and a loss of $291 million for the three months ended March 31, 2016 and 2015, respectively.

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of our interest rate management strategy. On a

HSBC Finance Corporation

cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $138 million and $155 million at March 31, 2016 and December 31, 2015, respectively.
The change in the fair value of the debt and the change in value of the related derivatives during the three months ended March 31, 2016 and 2015 reflects the following:

•
Interest rate curve – During the three months ended March 31, 2016 and 2015, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•
Credit – Our secondary market credit spreads widened during both the three months ended March 31, 2016 and 2015. The gain in the credit risk component was lower during the current year period as a result of lower levels of fair value option debt outstanding as a significant amount of our fair value option debt and related derivatives matured subsequent to March 31, 2015.

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
At March 31, 2016 and December 31, 2015, we had derivative contracts with a notional amount of $7.1 billion and $8.9 billion, respectively, all of which is outstanding with HSBC Bank USA making them our sole counterparty in derivative transactions. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with the affiliate counterparty requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with the affiliate counterparty required us to provide collateral to the affiliate of $537 million at March 31, 2016 and $491 million at December 31, 2015, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as derivative financial assets or derivative related liabilities which are included as a component of other assets and other liabilities, respectively.

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

	March 31, 2016		December 31, 2015
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges associated with debt:
Interest rate swaps	$—	$(7)	$—	$(18)
Currency swaps	119	(140)	97	(178)
Cash flow hedges	119	(147)	97	(196)

Non-qualifying hedge activities:
Derivatives not designated as hedging instruments:
Interest rate swaps	24	(392)	20	(286)
Derivatives not designated as hedging instruments	24	(392)	20	(286)

Derivatives associated with debt carried at fair value:
Interest rate swaps	—	—	4	—
Currency swaps	25	(152)	14	(201)
Derivatives associated with debt carried at fair value	25	(152)	18	(201)
Total derivatives	168	(691)	135	(683)
Less: Gross amounts offset in the balance sheet(2)	(168)	691	(135)	626
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$—	$—	$(57)

(1)	All of our derivatives are bilateral over-the-counter derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral paid of $537 million at March 31, 2016 and $491 million at December 31, 2015. At March 31, 2016 and December 31, 2015, we did not have any financial instrument collateral received/posted.

(3)	At March 31, 2016 and December 31, 2015, we had not received any cash not subject to an enforceable master netting agreement.
Fair Value Hedges  At March 31, 2016 and December 31, 2015, we do not have any active fair value hedges. We recorded fair value adjustments to the carrying value of our debt for terminated fair value hedges which decreased the debt balance by $15 million at March 31, 2016 and $15 million at December 31, 2015.
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) net of tax and totaled losses of $7 million and $15 million at March 31, 2016 and December 31, 2015, respectively. We expect $6 million ($4 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant impact to our earnings.

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2016	2015		2016	2015		2016	2015
	(in millions)
Three Months Ended March 31,
Interest rate swaps	$11	$9	Interest expense	$—	$—	Derivative related expense	$—	$—
Currency swaps	—	5	Interest expense	(3)	(3)	Derivative related expense	4	(2)
Total	$11	$14		$(3)	$(3)		$4	$(2)
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
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Expense
		Three Months Ended March 31,
		2016	2015
		(in millions)
Interest rate contracts	Derivative related expense	$(119)	$(95)
Total		$(119)	$(95)
As we continue to make progress in our strategy to accelerate the run-off and sales of our real estate secured receivable portfolio, the dynamics of the duration of our receivables due to lower prepayment rates and the corresponding increase in interest rate risk are changing. In connection with the receivable sale which was completed in April 2016, we terminated non-qualifying hedges with a notional value of $720 million. We intend to continue reducing the size and potentially eliminate this non-qualifying hedge portfolio corresponding with timing of receivable sales over the course of 2016.
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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Expense
		Three Months Ended March 31,
		2016	2015
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$—	$2
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	7	(18)
Total		$7	$(16)

HSBC Finance Corporation

Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	March 31, 2016	December 31, 2015
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$1,300	$1,300
Currency swaps	1,588	1,588
	2,888	2,888
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	2,624	2,624
	2,624	2,624
Derivatives associated with debt carried at fair value:
Interest rate swaps	—	1,859
Currency swaps	1,562	1,562
	1,562	3,421
Total	$7,074	$8,933

8.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

Three Months Ended March 31,	2016	2015
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(15)	$(52)
Other comprehensive income for period:
Net gains arising during period, net of tax of $4 million and $5 million, respectively	7	9
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $1 million, respectively(1)	1	2
Total other comprehensive income for period	8	11
Balance at end of period	(7)	(41)
Pension and postretirement benefit plan liability:
Balance at beginning of period	29	(13)
Other comprehensive income for period:
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(1) million and $- million, respectively	(1)	—
Total other comprehensive loss for period	(1)	—
Balance at end of period	28	(13)
Total accumulated other comprehensive gain (loss) at end of period	$21	$(54)

(1)
The amounts reclassified during the three months ended March 31, 2016 and 2015 relate to interest rate and currency swaps and are included as a component of interest expense in our consolidated statement of income.

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

Three Months Ended March 31,	2016	2015
	(in millions)
Service cost – benefits earned during the period	$1	$1
Interest cost on projected benefit obligation	12	12
Expected return on assets	(14)	(16)
Amortization of net actuarial loss	7	7
Pension expense	$6	$4
Higher pension expense during the three months ended March 31, 2016 was primarily due to lower expected return on plan assets which reflects market conditions and a shift to more fixed income securities in the investment portfolio to better match pension liabilities.
Postretirement Plans Other Than Pensions The components of our net postretirement benefit cost are as follows:

Three Months Ended March 31,	2016	2015
	(in millions)
Interest cost	$1	$1
Amortization of reduction in liability resulting from plan amendment	(2)	—
Net periodic postretirement benefit cost	$(1)	$1

10.	Related Party Transactions

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

	March 31, 2016	December 31, 2015
	(in millions)
Assets:
Cash	$106	$124
Securities purchased under agreements to resell(1)	779	2,724
Other assets	201	128
Total assets	$1,086	$2,976
Liabilities:
Due to affiliates(2)	$5,774	$5,925
Other liabilities	33	62
Total liabilities	$5,807	$5,987

(1)
Securities under an agreement to resell are purchased from HSBC Securities (USA) Inc. and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances and excludes preferred stock.

HSBC Finance Corporation

Three Months Ended March 31,	2016	2015
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$1	$2
Interest expense paid to HSBC affiliates(1)	(75)	(77)
Net interest income (expense)	$(74)	$(75)
Servicing and other fees from HSBC affiliates	$4	$6
Support services from HSBC affiliates	(42)	(54)
Stock based compensation income (expense) with HSBC(2)	1	(1)

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

Funding Arrangements with HSBC Affiliates:
All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are now sourced primarily through HSBC USA or HSBC North America. Due to affiliates consists of the following:

	March 31, 2016	December 31, 2015
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$350	$500
HSBC USA Inc.	3,012	3,012
HSBC Holdings plc (includes $495 million and $496 million at March 31, 2016 and December 31, 2015 carried at fair value, respectively)	812	813
HSBC North America Holdings Inc.	1,600	1,600
Due to affiliates	$5,774	$5,925
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries - We have various debt agreements with maturities in 2016.
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement with HSBC USA, which expires during the fourth quarter of 2016. The credit agreement allows for borrowings with maturities of up to 5 years. At both March 31, 2016 and December 31, 2015, $3,012 million was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion which matures in 2021. Of this amount, HSBC Holdings plc holds $812 million at March 31, 2016 and $813 million at December 31, 2015.
HSBC North America Holdings Inc. - We have a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035. In October 2015, we entered into a $1.0 billion loan agreement with HSBC North America which has a maturity date in October 2017.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either March 31, 2016 or December 31, 2015:

•	$1.0 billion, 364-day committed revolving credit facility with HSBC USA. This credit facility expires in May 2017; and

•	$1.0 billion, 364-day uncommitted revolving credit facility with HSBC North America. This credit facility expires January 2017.
In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment in the Jaffe litigation while we appealed the judgment. This surety bond was guaranteed by HSBC North America and we paid HSBC North America an annual fee for providing the guarantee which was included as a component of interest expense. Given the mandate of the Court of Appeals for the Seventh Circuit reversing the judgment, during the third quarter of 2015 we terminated the surety bond and related guarantee by HSBC North America. During the three months ended March 31, 2015, we recorded $2 million related to the guarantee provided by HSBC North America prior to its termination.

HSBC Finance Corporation

As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our sole counterparty in derivative transactions. The notional amount of derivative contracts outstanding with HSBC Bank USA totaled $7.1 billion and $8.9 billion at March 31, 2016 and December 31, 2015, respectively. The fair value of our agreements with HSBC Bank USA required us to provide collateral to HSBC Bank USA of $537 million at March 31, 2016 and $491 million at December 31, 2015, all of which was provided in cash. See Note 7, “Derivative Financial Instruments,” for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, in 2010, we issued 1,000 shares of Series C Preferred Stock to HSBC Investments (North America) Inc. for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $22 million and $22 million during the three months ended March 31, 2016 and 2015, respectively. During periods in which there is an accumulated deficit, dividends on the Series C preferred stock are paid from additional paid-in-capital.
During the three months ended March 31, 2015, we had a deposit totaling $2,001 million with HSBC Bank USA at current market rates. At March 31, 2016 and December 31, 2015, we no longer maintained this deposit with HSBC Bank USA. Interest income earned on this deposit was included in interest income from HSBC affiliates in the table above and was insignificant during the three months ended March 31, 2015. As the deposit was terminated prior to December 31, 2015, there was no interest income during three months ended March 31, 2016.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $666 million and $696 million at March 31, 2016 and December 31, 2015, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

•
We also provide various services to HSBC Bank USA, including processing activities and other operational and administrative support. Fees received for these services are included in Servicing and other fees from HSBC affiliates.

•
HSBC North America's technology and certain centralized support services including human resources, corporate affairs, risk management, legal, compliance, tax, finance and other shared services are centralized within HSBC Technology & Services (USA) Inc. ("HTSU") also provides certain item processing and statement processing activities for us. The fees we pay HTSU for the centralized support services and processing activities are included in Support services from HSBC affiliates. We also receive fees from HTSU for providing certain administrative services to them as well as receiving rental revenue from HTSU for certain office space. The fees and rental revenue we receive from HTSU are included in Servicing and other fees from HSBC affiliates.

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

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. While these businesses are operating in run-off, they do not qualify to be reported as discontinued operations. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our 2015 Form 10-K.
Our segment results are presented in accordance with the Group Reporting Basis which apply IFRSs as issued by the IASB and endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are primarily made on this basis. However, we continue to monitor liquidity, capital adequacy and report to regulatory agencies on a U.S. GAAP basis.

HSBC Finance Corporation

We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2016, we will evaluate any impact such changes may have on our segment reporting.
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results are presented in Note 18, "Business Segments," in our 2015 Form 10-K. There have been no significant changes since December 31, 2015 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
The following table reconciles our segment results on the Group Reporting Basis to the U.S. GAAP consolidated totals:

	Group Reporting Basis Consumer Segment Totals	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2016:
Net interest income	$220	$(25)	$(13)	$182
Other operating income (Total other revenues)	(91)	(55)	13	(133)
Total operating income (loss)	129	(80)	—	49
Loan impairment charges (Provision for credit losses)	95	(58)	—	37
Net interest income and other operating income less loan impairment charges	34	(22)	—	12
Operating expenses	135	3	—	138
Profit (loss) before tax	$(101)	$(25)	$—	$(126)
Balances at end of period:
Customer loans (Receivables)	$12,981	$(4,386)	$(22)	$8,573
Assets	23,063	(1,399)	—	21,664

Three Months Ended March 31, 2015
Net interest income	$281	$(40)	$(57)	$184
Other operating income (Total other revenues)	(78)	(21)	57	(42)
Total operating income (loss)	203	(61)	—	142
Loan impairment charges (Provision for credit losses)	21	6	—	27
Net interest income and other operating income less loan impairment charges	182	(67)	—	115
Operating expenses	148	—	—	148
Profit (loss) before tax	$34	$(67)	$—	$(33)
Balances at end of period:
Customer loans (Receivables)	$22,492	$(735)	$(28)	$21,729
Assets	32,428	(1,510)	—	30,918

(1)	Group Reporting Basis Adjustments consist of accounting differences between U.S. GAAP and the Group Reporting Basis which have been described in Note 18, "Business Segments," in the 2015 Form 10-K.

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and the Group Reporting Basis.
Included in loan impairment charges for the three months ended March 31, 2016 is a loan impairment adjustment of approximately $100 million representing the cumulative impact of the correction of an error under the Group Reporting Basis of accounting and reporting policies (a non-U.S. GAAP financial measure). During the first quarter of 2016, management identified a calculation error in the loan impairment allowance model for the segment collectively evaluated for impairment. The cumulative impact of this item was an understatement of the loan impairment allowance of approximately $100 million at March 31, 2016. Loan impairment allowances under U.S. GAAP were unaffected.

HSBC Finance Corporation

12.	Variable Interest Entities

We consolidate variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary through our holding of a variable interest which is determined as a controlling financial interest. The controlling financial interest is evidenced by the power to direct the activities of the VIEs that most significantly impact their economic performance and obligations to absorb losses of, or the right to receive benefits from, the VIEs that could be potentially significant to the VIEs. We take into account all of our involvements in VIEs in identifying (explicit or implicit) variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIEs or otherwise require us to make appropriate disclosures. We consider our involvement to be significant where we, among other things, (i) provide liquidity facilities to support the VIE's debt issuances, (ii) enter into derivative contracts to absorb the risks and benefits from the VIEs or from the assets held by the VIEs, (iii) provide a financial guarantee that covers assets held or liabilities issued, (iv) design, organize and structure the transaction and (v) retain a financial or servicing interest in the VIEs.
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
Consolidated VIEs  Historically, we have organized special purpose entities (“SPEs”) primarily to meet our funding needs through collateralized funding transactions. As part of these transactions, we transferred certain receivables to these trusts which in turn issued debt instruments collateralized by the transferred receivables. The entities used in these transactions are VIEs. As we are the servicer of the assets of these trusts and have retained the benefits and risks, we determined that we are the primary beneficiary of these trusts. Accordingly, we consolidate these entities and report the debt securities issued by them as secured financings in long-term debt. As a result, all receivables transferred in these secured financings remain and continue to remain on our balance sheet and the debt securities issued by them have remained and continue to be included in long-term debt. As all of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans, we no longer use collateralized funding transactions to meet our funding needs.
The assets and liabilities of the consolidated secured financing VIE consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Receivables, net:
Real estate secured receivables	$1,305	$—	$1,654	$—
Accrued interest income and other	56	—	76	—
Credit loss reserves	(71)	—	(94)	—
Receivables, net	1,290	—	1,636	—
Other liabilities	—	(22)	—	(22)
Long-term debt	—	694	—	879
Total	$1,290	$672	$1,636	$857
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

HSBC Finance Corporation

Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$106	$106	$106	$—	$—
Securities purchased under agreements to resell	779	779	—	779	—
Real estate secured receivables(1):
First lien	6,781	6,691	—	—	6,691
Second lien	1,652	1,126	—	—	1,126
Total real estate secured receivables	8,433	7,817	—	—	7,817
Real estate secured receivables held for sale	8,185	8,710	—	1,475	7,235
Due from affiliates	201	201	—	201	—
Financial liabilities:
Due to affiliates carried at fair value	495	495	—	495	—
Due to affiliates not carried at fair value	5,279	5,513	—	5,513	—
Long-term debt carried at fair value	1,447	1,447	—	1,447	—
Long-term debt not carried at fair value	6,055	6,453	—	6,453	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$124	$124	$124	$—	$—
Securities purchased under agreements to resell	2,724	2,724	—	2,724	—
Real estate secured receivables(1):
First lien	7,237	7,174	—	—	7,174
Second lien	1,750	1,156	—	—	1,156
Total real estate secured receivables	8,987	8,330	—	—	8,330
Real estate secured receivables held for sale	8,265	8,668	—	—	8,668
Due from affiliates	128	128	—	128	—
Financial liabilities:
Due to affiliates carried at fair value	496	496	—	496	—
Due to affiliates not carried at fair value	5,429	5,693	—	5,693	—
Long-term debt carried at fair value	3,257	3,257	—	3,257	—
Long-term debt not carried at fair value	6,253	6,664	—	6,664	—

(1)
The receivable held for investment carrying value included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies and includes certain basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. The receivable held for investment carrying value included in this table also includes accrued finance charges and is net of credit loss reserves. However, the basis adjustments on the loans, accrued finance charges and credit loss reserves are excluded in other presentations of dollars of two-months-and-over contractual delinquency, nonaccrual receivable and nonperforming receivables held for investment account balances.

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet

HSBC Finance Corporation

date (i.e. exit price). The secondary market demand and estimated value for our receivables may be heavily influenced by economic conditions, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2016 and December 31, 2015 reflect these market conditions. The estimated fair value of total real estate secured receivables held for investment as a percentage of carrying value at March 31, 2016 was essentially flat as compared with December 31, 2015 reflecting stable conditions in the housing industry during the first quarter of 2016. The fair value of receivables held for sale in total at March 31, 2016 continues to exceed the carrying value of these receivables as they are carried at the lower of amortized cost or fair value.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
March 31, 2016:
Derivative financial assets:
Interest rate swaps	$—	$24	$—	$—	$24
Currency swaps	—	144	—	—	144
Derivative netting	—	—	—	(168)	(168)
Total derivative financial assets	—	168	—	(168)	—
Total assets	$—	$168	$—	$(168)	$—
Due to affiliates carried at fair value	$—	$(495)	$—	$—	$(495)
Long-term debt carried at fair value	—	(1,447)	—	—	(1,447)
Derivative related liabilities:
Interest rate swaps	—	(399)	—	—	(399)
Currency swaps	—	(292)	—	—	(292)
Derivative netting	—	—	—	691	691
Total derivative related liabilities	—	(691)	—	691	—
Total liabilities	$—	$(2,633)	$—	$691	$(1,942)
December 31, 2015:
Derivative financial assets:
Interest rate swaps	$—	$24	$—	$—	$24
Currency swaps	—	111	—	—	111
Derivative netting	—	—	—	(135)	(135)
Total derivative financial assets	—	135	—	(135)	—
Total assets	$—	$135	$—	$(135)	$—
Due to affiliates carried at fair value	$—	$(496)	$—	$—	$(496)
Long-term debt carried at fair value	—	(3,257)	—	—	(3,257)
Derivative related liabilities:
Interest rate swaps	—	(304)	—	—	(304)
Currency swaps	—	(379)	—	—	(379)
Derivative netting	—	—	—	626	626
Total derivative related liabilities	—	(683)	—	626	(57)
Total liabilities	$—	$(4,436)	$—	$626	$(3,810)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

HSBC Finance Corporation

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2016 or 2015.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 or 2015.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Certain of the fair values in the table below were not obtained as of March 31, 2016 or 2015 but during the periods then ended. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2015 Form 10-K for discussion of our policy in measuring fair value.

	Non-Recurring Fair Value Measurements as of March 31, 2016				Total Gains (Losses) for the Three Months Ended March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$1,299	$6,886	$8,185	$(68)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	274	—	274	(26)
Real estate owned(2)	—	80	—	80	(5)
Total assets at fair value on a non-recurring basis	$—	$1,653	$6,886	$8,539	$(99)

	Non-Recurring Fair Value Measurements as of March 31, 2015				Total Gains (Losses) for the Three Months Ended March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$333	$764	$1,097	$(17)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	529	—	529	(72)
Real estate owned(2)	—	186	—	186	(4)
Total assets at fair value on a non-recurring basis	$—	$1,048	$764	$1,812	$(93)

(1)	Total gains (losses) for the three months ended March 31, 2016 and 2015 include amounts recorded on receivables that were subsequently transferred to held for sale.

(2)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a non-recurring basis during the three months ended March 31, 2016 or 2015.
Significant Transfers Between Level 2 and Level 3 During the three months ended March 31, 2016 and 2015 we transferred real estate secured receivables held for sale totaling $1,299 million and $333 million, respectively, from Level 3 to Level 2 prior to the sale of these receivables.

HSBC Finance Corporation

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of March 31, 2016 and December 31, 2015:

	Fair Value				Range of Inputs
Financial Instrument Type	Mar. 31, 2016	Dec. 31, 2015	Valuation Technique	Significant Unobservable Inputs	March 31, 2016			December 31, 2015
	(in millions)
Receivables held for sale carried at the lower of amortized cost or fair value:
Real estate secured	$6,886	$8,265	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	100%	0%	-	100%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	14%	4%	-	14%

(1)
As discussed below, as a result of our decision in 2015 to expand our receivable sales program, we added additional pools to our fair value estimation process in line with the new risk characteristics that now exist in the expanded receivables held for sale portfolio. At March 31, 2016 and December 31, 2015, the weighted average collateral loss severity rate was 43 percent and 42 percent, respectively, taking into consideration both expected net cash flows as well as current collateral values.

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
Real estate owned:  Fair value is determined based on third party valuations obtained at the time we take title to the property and, if less than the carrying amount of the receivable, the carrying amount of the receivable is adjusted to the fair value less estimated cost to sell. The carrying amount of the property is further reduced, if necessary, at least every 45 days to reflect observable local market data, including local area sales data.
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

HSBC Finance Corporation

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

14.    Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 22, "Litigation and Regulatory Matters," in our 2015 Form 10-K. Only matters with significant updates and new matters since our disclosure in our 2015 Form 10-K are reported herein.
In addition to the matters described below and in our 2015 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation, governmental and regulatory matters, as well as for the legal matters disclosed in Note 22, "Litigation and Regulatory Matters," in our 2015 Form 10-K as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which we believe we can make a reliable estimate, we believe a reasonable estimate could be as much as $3.1 billion for HSBC Finance Corporation. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.

HSBC Finance Corporation

Litigation - Continuing Operations
Securities Litigation Jaffe v. Household International, Inc., et al. (N.D. Ill. No. 02 C5893) The pretrial schedule including the trial date of June 6, 2016, remains in place and has not been modified by the Court.
Mortgage Securitization Activity
We have received notice of several claims from investors and from trustees of residential mortgage-backed securities (“RMBS”) related to our activities as a sponsor and the activities of our subsidiaries as originators in connection with RMBS transactions closed between 2005 and 2007 as well as the following lawsuits: (i) Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp.; and (ii) Deutsche Bank, as Trustee of HASCO 2007-HE2 v. Decision One, HSBC Finance Corp. and HSBC Bank USA. The trial in Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp. has been rescheduled to September 2016.
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
Litigation - Discontinued Operations
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) On February 24. 2016, the court denied plaintiffs' motion for reconsideration of the motion to dismiss and granted defendants' motion for reconsideration, dismissing the state law claim on substantive grounds. Plaintiffs have appealed that decision.
Telephone Consumer Protection Act Litigation In April 2016, a putative class action entitled Monteleone v. HSBC Finance Corporation, et al. was filed in the United States District Court for the Northern District of Illinois against HSBC Finance Corporation, HSBC Mortgage Corporation, HSBC Mortgage Services Inc., HSBC Bank USA and HTSU. The action alleges that the HSBC defendants contacted plaintiff, or the members of the class he seeks to represent, on their cellular telephones using an automatic telephone dialing system or an artificial or prerecorded voice, without prior express consent, in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227 et seq. Plaintiff seeks statutory damages of at least $500 for each violation. This action is at a very early stage.
Governmental and Regulatory Matters - Discontinued Operations
Credit Monitoring Product On April 13, 2016, the Office of the Comptroller of the Currency ("OCC") issued a consent order and an order for a civil money penalty (the "Orders") requiring restitution be made to certain customers who purchased a certain credit monitoring product and assessing a $35 million civil money penalty. Similar to previous actions taken against other credit card issuers, the OCC's findings relate to past billing practices with respect to these types of credit card enhancement services products. While these Orders were issued against our affiliate, HSBC Bank USA, the credit monitoring product was marketed and administered by our discontinued Cards and Retail Services business and primarily purchased by the credit card customers of our former credit card bank, HSBC Bank Nevada, N.A. Consequently, the entire civil money penalty and substantially all restitution will be paid by HSBC Finance Corporation. A small portion of the ordered restitution will be paid by HSBC Bank USA with respect to those HSBC Bank USA customers who purchased the product. Payment of the civil money penalty and customer refunds is not expected to result in any additional material charges to income beyond what has been recorded in prior years. Although we have settled this matter with the OCC, other regulators may continue their on-going reviews regarding enhancement services products and may order us to pay additional restitution to customers and/or impose civil money penalties or other relief arising from our prior offering and administration of such products. We ceased the marketing, distribution and servicing of these products by May 2012.

15.	New Accounting Pronouncements

The following new accounting pronouncement was adopted effective January 1, 2016:

•
Amendments to the Consolidation Analysis In February 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which rescinds the deferral of VIE consolidation guidance for reporting entities with interests in certain investment funds and provides a new scope exception to registered money market funds and similar unregistered money market funds. The ASU makes several other amendments including a) the elimination of certain criteria previously used for determining whether fees paid to a decision maker represent a variable interest; b) revising the consolidation model for limited partnerships and similar entities which could be variable interest entities or voting interest entities; c) excluding certain fees paid to a decision maker from the risk and benefit test in the primary beneficiary

HSBC Finance Corporation

determination if certain conditions are met; and d) reduces the application of the related party guidance for VIEs. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have any impact on our financial position or results of operations.
The following are accounting pronouncements which will be adopted in future periods:

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

•
Leases In February 2016, the FASB issued an ASU which requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. The ASU does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. We are currently evaluating the impact of adopting this ASU.

•
Compensation - Stock Compensation In March 2016, the FASB issued an ASU that requires all excess tax benefits and tax deficiencies for share-based payment awards to be recorded as income tax benefit or expense in the income statement and for excess tax benefits to be classified as an operating activity in the statement of cash flows. Under the ASU, entities elect whether to account for forfeitures of awards by either recognizing forfeitures as they occur or by estimating the number of awards expected to be forfeited. Additionally, the ASU allows entities to withhold up to the maximum individual statutory tax rate to cover income taxes on awards and classify the entire awards as equity. Cash paid to satisfy the statutory income tax withholding obligation must be classified as a financing activity in the statement of cash flows. The ASU is effective for all annual and interim periods beginning January 1, 2017, with early adoption permitted. The amendments in the ASU have various transition requirements with certain amendments required to be applied retrospectively. We are currently evaluating the impact of adopting this ASU.

There have been no additional accounting pronouncements issued during the first three months of 2016 that are expected to have a significant impact on our financial position or results of operations.

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

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	the possibility of incorrect interpretations or application of tax laws to which we are subject;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. (“HSBC North America”) pension plan; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K").
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
Economic Environment The U.S. economy continued its overall recovery during the first quarter of 2016 and average consumer sentiment during the first quarter of 2016 remained broadly unchanged from the fourth quarter of 2015. The stability in consumer confidence reflects consumers' increasingly more positive view of their personal finances which is being offset by an expectation that the slow pace of economic growth will likely put an end to further meaningful declines in the unemployment rate.
During the first quarter of 2016, the U.S. economy added approximately 630 thousand jobs, while total unemployment remained at 5.0 percent as of March 2016. Economic headwinds remain, however, as the number of long-term unemployed increased by 6 percent, wage growth remains weak, an elevated number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistics' U-6 unemployment rate of 9.8 percent as of March 2016, only slightly improved from a rate of 9.9 percent at year-end. In addition, economic uncertainty remains high in many economies outside the U.S., where economic activity continues to be slow. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geo-political concerns and the impact of recent regulatory changes and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2016 and beyond.

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
Business Focus As discussed in prior filings, during 2013, we established an on-going receivable sales program under which we transfer to receivables held for sale first lien real estate secured receivables held for investment when a receivable meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the second quarter of 2015, we expanded this receivable sales program to include substantially all of our first lien real estate secured receivables held for investment which have been either re-aged, modified or became subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables. Under our expanded receivable sales program, we continue to transfer substantially all real estate secured receivables to held for sale when any of the above criteria are met.
During the three months ended March 31, 2016 we transferred real estate secured receivables to held for sale with a total unpaid principal balance (excluding accrued interest) of approximately $282 million at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $267 million, including accrued interest. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During the three months ended March 31, 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale totaling $17 million, of which $13 million was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss) and $4 million was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss).
We currently expect additional real estate secured receivables with a carrying amount between $400 million to $450 million could be transferred to held for sale during the remainder of 2016 as we anticipate that during the year they will meet the criteria of our expanded sales program or they will be legally released as collateral under the public trusts and as such become available for sale. We believe credit losses related to these receivables are substantially covered by our existing credit loss reserves. Based on the current fair value of our existing receivables held for sale portfolio, the lower of amortized cost or fair value adjustment for credit and non-credit related factors could be in the range of $10 million to $30 million. Our estimate of both the volume of receivables which will be transferred to held for sale as well as the fair value adjustment required is influenced by factors outside our control such as customer payment patterns, changes in default rates, estimated costs to obtain properties, home prices and investors' required returns amongst others. There is uncertainty inherent in these estimates making it reasonably possible that they could be significantly different as factors impacting the estimates continually evolve.
During the three months ended March 31, 2016, we recorded $68 million of additional lower of amortized cost or fair value adjustment on receivables held for sale as a component of total other revenues in the consolidated statement of income (loss) related to changes in fair value as a result of establishing separate pools for receivables being marketed. Removing these receivables from their risk-based grouping impacts the valuation of the receivables remaining in the risked-based pools. As noted in the preceding paragraph, fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. Accordingly, the changes in the fair value of receivables held for sale during the three months ended March 31, 2016 should not be considered indicative of fair value changes in future periods as deterioration in the factors noted above would likely require further increases to our valuation allowance in future periods.
At March 31, 2016, real estate secured receivables held for sale totaled $8,185 million. We expect that receivables held for sale at March 31, 2016 will be sold in multiple transactions through 2017, although the actual time to complete these sales and ultimate earnings impact depend on many factors, including future market conditions.
We continue to make progress in our strategy to accelerate the run-off and sale of our real estate secured receivable portfolio. In April 2016, we completed the sale of a pool of real estate secured receivables with an unpaid principal balance of $1,421 million (aggregate carrying value of $1,273 million) at the time of sale to a third-party investor. Aggregate cash consideration received totaled $1,440 million. We currently expect that during the second quarter of 2016 we will incur a gain on sale of approximately $155 million, which includes transaction costs.
See Note 5, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding receivables held for sale.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio held for investment, which totaled $8,573 million at March 31, 2016, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile. In light of the current economic conditions and the age of our run-off receivable portfolio, our receivable prepayment rates remain slow even though interest rates

HSBC Finance Corporation

remain low. While difficult to project receivable prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be approximately $6 billion by the end of 2017. We expect run-off to continue to be slow as the remaining real estate secured receivables held for investment stay on the balance sheet longer due to the lack of refinancing alternatives as well as the impact of a continued elongated foreclosure process. As our real estate secured receivable portfolio runs-off, we will see declines in net interest income. Decreases in operating expenses may not necessarily decline in line with the run-off of our receivable portfolio as a result of certain fixed costs. Accordingly, net income (loss) for the three months ended March 31, 2016 or any prior periods should not be considered indicative of the results for any future periods.
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
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC Finance Corporation for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015.

Three Months Ended March 31,	2016	2015
	(dollars are in millions)
Loss from continuing operations	$(70)	$(5)
Return on average assets, annualized	(1.3)%	(.1)%
Return on average common shareholder's equity, annualized	(8.4)	(2.6)
Net interest margin, annualized(1)	3.82	2.50
Consumer net charge-off ratio, annualized(2)	3.42	2.42
Efficiency ratio(1)(3)	281.6	104.2

	March 31, 2016	December 31, 2015
	(dollars are in millions)
Real estate secured receivables(4)	$8,573	$9,156
Credit loss reserves(2)	272	311
Two-months-and-over contractual delinquency ratio for real estate secured receivables held for investment(2)	3.28%	4.00%

(1)	See "Results of Operations" for a detailed discussion of trends in our net interest margin and efficiency ratio.

(2)	See "Credit Quality" for a detailed discussion of the trends in our credit loss reserve levels as well as our delinquency and charge-off ratios.

(3)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.

(4)	See "Receivables Review" for a detailed discussion of changes in real estate secured receivable levels.
We reported a net loss of $74 million during the three months ended March 31, 2016 compared with net loss of $5 million during the year-ago period.
Loss from continuing operations was $70 million during the three months ended March 31, 2016 compared with a loss from continuing operations of $5 million during the year-ago period. We reported a loss from continuing operations before income tax of $126 million during the three months ended March 31, 2016 compared with a loss from continuing operations before income tax of $33 million during the year-ago period. The higher loss from continuing operations before income tax during the three months ended March 31, 2016 reflects lower other revenues, a higher provision for credit losses and lower net interest income, partially offset by lower operating expenses.
Our results in all periods were impacted by certain items management believes to be significant which distort comparability of the performance trends of our business between periods. The following table summarizes the impact of these significant items for all periods presented:

HSBC Finance Corporation

Three Months Ended March 31,	2016	2015
	(in millions)
Loss from continuing operations before income tax, as reported	$(126)	$(33)
Fair value movement on own fair value option debt attributable to credit spread	(11)	(26)
Impact of non-qualifying hedge portfolio	119	95
Costs to achieve(1)	22	—
Adjusted performance from continuing operations(2)	$4	$36

(1)
Costs to achieve reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update as of June 2015. During the three months ended March 31, 2016, the amount largely reflects file review and other costs.

(2)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations during the three months ended March 31, 2016 declined $32 million compared with the year-ago period. The decline primarily reflects lower other revenues, partially offset by lower operating expenses. The decrease in other revenues reflects higher lower of amortized cost or fair value adjustment on receivables held for sale as well as a lower gain on debt designated at fair value and related derivatives excluding the impact of changes in credit spread. The decrease in other operating expenses reflects the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. To a lesser extent, the decrease also reflects higher provisions for credit losses and lower net interest income.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Receivables Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
Funding and Capital  During the three months ended March 31, 2016 and 2015, we did not receive any capital contributions from HSBC Investments (North America) Inc. ("HINO"). During the three months ended March 31, 2016 and 2015, we retired or called $2,113 million and $545 million, respectively, of term debt. These debt cash requirements in the first quarter of 2016 were met through funding from cash generated from operations, other balance sheet attrition and liquidation of short-term investments. The primary driver of our liquidity during the remainder of 2016 will be continued success in liquidating our receivable portfolio, the liquidation of short-term investments and borrowing from HSBC affiliates. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully repay maturing debt in future periods. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.
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
In addition to the U.S. GAAP financial results reported in our consolidated financial statements, we report financial information to HSBC in accordance with HSBC Group accounting and reporting policies which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and as endorsed by the European Union ("EU") and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis"). For a reconciliation of Group Reporting Basis results to the comparable U.S. GAAP reported results, see Note 11, “Business Segments,” in the accompanying consolidated financial statements.
Because operating results on the Group Reporting Basis (a non-U.S. GAAP financial measure) are used in managing our businesses and rewarding performance of employees, our management also separately monitors net income under this basis of reporting. The following table reconciles our U.S. GAAP versus Group Reporting Basis net income (loss):

Three Months Ended March 31,	2016	2015
	(in millions)
Net loss – U.S. GAAP basis	$(74)	$(5)
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on receivables held for sale	25	(10)
Loan impairment	(17)	47
Tax valuation allowances	—	(7)
Loan origination cost deferrals	3	3
Interest recognition	1	—
Pension and other postretirement benefit costs	2	1
Other	(2)	3
Net income (loss) – Group Reporting Basis	(62)	32
Tax (expense) benefit – Group Reporting Basis	47	(2)
Income (loss) before tax – Group Reporting Basis	$(109)	$34
Included in loan impairment charges for the three months ended March 31, 2016 is a loan impairment adjustment of approximately $100 million representing the cumulative impact of the correction of an error under the Group Reporting Basis of accounting and reporting policies (a non-U.S. GAAP financial measure). During the first quarter of 2016, management identified a calculation error in the loan impairment allowance model for the segment collectively evaluated for impairment. The cumulative impact of this item was an understatement of the loan impairment allowance of approximately $100 million at March 31, 2016. Loan impairment allowances under U.S. GAAP were unaffected.
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results is presented in our 2015 Form 10-K. There have been no significant changes since December 31, 2015 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables held for investment and receivables held for sale at March 31, 2016 and increases (decreases) since December 31, 2015:

		Increases (Decreases) From
		December 31, 2015
	March 31, 2016	$	%
	(dollars are in millions)
Receivables held for investment:
Real estate secured:
First lien	$6,807	$(495)	(6.8)%
Second lien	1,766	(88)	(4.7)
Total real estate secured receivables held for investment(1)	$8,573	$(583)	(6.4)%

Receivables held for sale:
Real estate secured:
First lien	$8,026	$(84)	(1.0)%
Second lien	159	4	2.6
Total real estate secured receivables held for sale(2)	$8,185	$(80)	(1.0)%

(1)
At March 31, 2016 and December 31, 2015 real estate secured receivables held for investment includes $274 million and $326 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)
See Note 5, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured receivables held for sale balances between periods.

Real estate secured receivables held for investment  The decrease since December 31, 2015 reflects the transfer of additional receivables to held for sale with a carrying value prior to transfer of $267 million during the three months ended March 31, 2016 as well as continued liquidation of the real estate secured receivable portfolio which will continue going forward. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low receivable prepayments as few refinancing opportunities for our customers exist.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which adversely impacts our provision for credit losses. The following table presents LTV ratios for our real estate secured receivable portfolio held for investment as of March 31, 2016 and December 31, 2015.

	LTV Ratios (1)(2)(3)
	March 31, 2016		December 31, 2015
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	68%	28%	67%	27%
80% ≤ LTV < 90%	16	16	16	16
90% ≤ LTV < 100%	10	21	10	21
LTV ≥ 100%	6	35	7	36
Average LTV for portfolio	69	90	70	91
Average LTV for LTV>100%	109	113	109	113

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

HSBC Finance Corporation

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

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPIs available and applied on an individual receivable basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the March 31, 2016 and December 31, 2015 information in the table above reflects current estimated property values using HPIs as of December 31, 2015 and September 30, 2015, respectively.

(3)	Excludes the purchased receivable portfolios which totaled $469 million and $484 million at March 31, 2016 and December 31, 2015, respectively.
Receivables held for sale  Receivables held for sale totaled $8,185 million at March 31, 2016 compared with $8,265 million at December 31, 2015. The decrease as compared with December 31, 2015 reflects continued liquidation in this portfolio as well as the impact of an additional lower of amortized cost or fair value adjustment during the current quarter. This decrease was partially offset by the transfer of additional real estate secured receivables to held for sale during the three months ended March 31, 2016. See Note 5, "Receivables Held for Sale," for additional discussion of receivables held for sale.

Real Estate Owned

The following table provides quarterly information regarding our real estate owned ("REO") properties:

	Quarter Ended
	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
	(dollars are in millions)
Carrying value of REO properties held at end of period	$68	$88	$101	$123	$150
Number of REO properties at end of period	919	1,226	1,489	1,644	1,975
Number of properties added to REO inventory in the period	221	329	369	451	519
Average loss (gain) on sale of REO properties(1)	4.3%	4.6%	.8%	(.7)%	(1.7)%
Average total loss on foreclosed properties(2)	49.8%	53.3%	48.4%	47.6%	47.4%
Average time to sell REO properties (in days)	260	296	268	269	249

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

The number of REO properties held at March 31, 2016 declined as compared with December 31, 2015 as we sold more REO properties during the first quarter of 2016 than were added to inventory. Our receivable sales program will continue to impact the number of REO properties added to inventory during the remainder of 2016.
The average loss (gain) on sale of REO properties and the average total loss on foreclosed properties improved during the first quarter of 2016 as compared with the prior quarter. Additionally, the average time to sell REO properties (in days) improved during the first quarter of 2016. We continue to monitor and enhance our REO liquidation strategy, which resulted in shorter times to sell and improved losses on sales during the first quarter of 2016. These efforts will continue into 2016.

HSBC Finance Corporation

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  The following table summarizes net interest income and net interest margin for the three months ended March 31, 2016 and 2015.

Three Months Ended March 31,	2016	%(1)	2015	%(1)
	(dollars are in millions)
Interest income	$342	7.18%	$432	5.88%
Interest expense	160	3.36	248	3.38
Net interest income	$182	3.82%	$184	2.50%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during the three months ended March 31, 2016 due to the following:

•	Average receivable levels decreased as a result of real estate secured receivable liquidation.

•
During the three months ended March 31, 2016, the overall yields on total average interest earning assets increased primarily due to higher overall receivable yields reflecting the impact of lower levels of nonaccrual real estate secured receivables as compared with the year-ago period. The increase in the overall yield on total average interest earning assets also reflects a shift in mix of total average interest earning assets to a lower percentage of short-term investments which have significantly lower yields than our receivable portfolio.

•
Interest expense decreased as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings since March 31, 2015. Higher average rates also reflect the impact of increases in rates on certain variable rate debt during the first quarter of 2016.

Net interest margin was 3.82 percent for the three months ended March 31, 2016 as compared with 2.50 percent for the three months ended March 31, 2015. The increase in net interest margin during the three months ended March 31, 2016 reflects the impact of higher overall yields on total average interest earning assets due to higher receivable yields and a shift in the mix of total average interest earning assets to a lower percentage of short-term investments as discussed above. Cost of funds as a percentage of average interest earning assets for the three months ended was essentially flat as interest expense decreased at essentially the same pace as average interest earning assets. The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

Three Months Ended March 31,	2016
	(dollars are in millions)
Net interest income/net interest margin from prior year period	$184	2.50%
Impact to net interest income resulting from:
Lower asset levels	(152)
Receivable yields	20
Asset mix	40
Cost of funds (rate and volume)	88
Other	2
Net interest income/net interest margin for current year period	$182	3.82%
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

HSBC Finance Corporation

Provision for Credit Losses  The following table summarizes provision for credit losses by product:

Three Months Ended March 31,	2016	2015
	(in millions)
Real estate secured:
Lower of amortized cost or fair value adjustment related to credit factors	$13	$—
Remainder	24	27
Total provision for credit losses	$37	$27
The provision for credit losses for real estate secured receivables increased during the three months ended March 31, 2016 as compared with the year-ago period. The provision for credit losses during the three months ended March 31, 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio. Excluding the impact of this release, the provision for credit losses was lower during the first quarter of 2016 as compared to the year-ago period. The improvement reflects the expansion of our receivable sales program in June 2015 which resulted in the transfer of significant amount of real estate secured receivables to held for sale. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The first quarters of 2016 and 2015 were both positively impacted by lower loss estimates due to lower receivable levels and the impact of lower dollars of delinquency on accounts less than 180 days contractually delinquent, as well as lower reserve requirements on troubled debt restructurings ("TDR Loans"). The decrease was partially offset by the impact of recording a lower of amortized cost or fair value adjustment related to credit factors on receivables transferred to held for sale during the three months ended March 31, 2016. This adjustment reflects the difference between amortized cost and the amount we believe a third party investor would pay to acquire the receivables, which takes into consideration factors that are not relevant under the incurred loss model in establishing credit loss reserves for receivables held for investment, such as life time losses and the discounting of cash flows. No similar lower of amortized cost or fair value adjustment was recorded during the year-ago period.
Net charge-offs totaled $76 million during the three months ended March 31, 2016 compared with $134 million during the year-ago period. This decrease reflects lower levels of receivables held for investment and lower charge-off on accounts that reach 180 days contractual delinquency reflecting improved credit quality as a result of improvements in economic conditions and home prices since March 31, 2015. See “Credit Quality” for further discussion of our net charge-offs.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(dollars are in millions)
Derivative related expense	$(115)	$(97)	$(18)	(18.6)%
Gain on debt designated at fair value and related derivatives	24	59	(35)	(59.3)%
Servicing and other fees from HSBC affiliates	4	6	(2)	(33.3)
Lower of amortized cost or fair value adjustment on receivables held for sale	(55)	(17)	(38)	*
Other income	9	7	2	28.6
Total other revenues	$(133)	$(42)	$(91)	*
Derivative related expense includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles and ineffectiveness on derivatives which are qualifying hedges. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related expense for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,	2016	2015
	(in millions)
Net realized losses	$(18)	$(26)
Mark-to-market on derivatives which do not qualify as effective hedges	(101)	(69)
Hedge accounting ineffectiveness	4	(2)
Total derivative related expense	$(115)	$(97)

HSBC Finance Corporation

Derivative related expense increased during the three months ended March 31, 2016 as compared with the year-ago period. As discussed in prior filings, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At March 31, 2016, we had a notional amount of $2.6 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point. While these positions act as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they do not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. Our non-qualifying hedges at March 31, 2016 are primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 7.8 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they economically lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets when considered in conjunction with variable rate borrowings. As we continue to make progress in our strategy to accelerate the run-off and sales of our real estate receivable portfolio, the dynamics of the duration of our receivables due to lower prepayment rates and the corresponding increase in interest rate risk are changing. In connection with the receivable sale which was completed in April 2016, we terminated non-qualifying hedges with a notional value of $720 million. We intend to continue reducing the size and potentially eliminate this non-qualifying hedge portfolio corresponding with timing of receivable sales over the remainder of 2016. Falling long-term interest rates during both the three months ended March 31, 2016 and 2015 had a negative impact on the mark-to-market for this portfolio of swaps, although the impact was more pronounced in the current year period. Net realized losses improved during the three months ended March 31, 2016 as a result of fewer non-qualifying hedges outstanding since March 31, 2015. Ineffectiveness during the three months ended March 31, 2016 and 2015 was primarily related to our cross currency cash flow hedges that are approaching maturity.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges, impacts the comparability of our reported results between periods. Derivative related expense for the three months ended March 31, 2016 or any prior periods should not be considered indicative of the results for any future periods.
Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option ("FVO") as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Gain on debt designated at fair value and related derivatives decreased during the three months ended March 31, 2016 as compared with the year-ago period as a result of fewer derivative positions as our fair value option debt and related derivatives mature. See Note 6, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.
Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. The gain on debt designated at fair value and related derivatives for the three months ended March 31, 2016 should not be considered indicative of the results for any future periods.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates decreased modestly during the three months ended March 31, 2016 due to lower rental income as a result of the sale of a data center located in Vernon Hills, Illinois to HTSU during the third quarter of 2015.
Lower of amortized cost or fair value adjustment on receivables held for sale during the three months ended March 31, 2016 and 2015 is summarized in the following table:

Three Months Ended March 31,	2016	2015
	(in millions)
Income (expense)
Initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the period	$(4)	$—
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	(51)	(17)
Lower of amortized cost or fair value adjustment	$(55)	$(17)
During the three months ended March 31, 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale totaling $17 million, of which $4 million was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss). The remainder of the total initial lower of amortized

HSBC Finance Corporation

cost or fair value adjustment of $13 million was attributed to credit factors and recorded as a component of provision for credit losses as there was no objective, verifiable evidence to indicate non-credit factors were associated with the decline in fair value. For the three months ended March 31, 2015, no initial lower of amortized cost or fair value adjustment was required as the fair value of the receivables at the time of transfer exceeded the carrying value after consideration of credit loss reserves associated with these receivables.
During the three months ended March 31, 2016, we recorded an additional lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale totaling $51 million. Of this amount, $68 million was attributable to fair value adjustments as a result of establishing separate pools for receivables being marketed. Removing these receivables from their risk-based grouping impacts the valuation of the receivables remaining in the risked-based pools. This was partially offset by the impact of recoveries on receivables held for sale for which we received full settlement during the quarter totaling $17 million. During the three months ended March 31, 2015, we recorded an additional lower of amortized cost or fair value adjustment on receivables held for sale as a result of settlements and short sales totaling $17 million. No additional lower of amortized cost or fair value was recorded related to changes in fair value during the year-ago quarter.
See Note 5, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Other income totaled $9 million during the three months ended March 31, 2016 compared with $7 million during the year-ago period. The increase reflects primarily reflects the impact of changes in the provision for estimated repurchase liabilities during the first quarter of 2016 as discussed more fully below.
Our reserve for potential repurchase liability represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of our receivable sales. Because the level of receivable repurchase losses are dependent upon strategies for bringing claims or pursuing legal action for losses incurred, the level of the liability for receivables repurchase losses requires significant judgment. As such, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The following table summarizes the changes in our reserve for potential repurchase liability related to our receivable sales:

Three Months Ended March 31,	2016	2015
	(in millions)
Balance at beginning of period	$36	$86
Increase (decrease) in liability recorded through earnings	(5)	—
Balance at end of period	$31	$86
Operating Expenses  The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which will not necessarily decline in line with the run-off of our receivable portfolio in future periods.

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Salaries and employee benefits	$38	$42	$(4)	(9.5)%
Occupancy and equipment expenses, net	6	8	(2)	(25.0)
Real estate owned expenses	3	4	(1)	(25.0)
Other expenses	49	40	9	22.5
Support services from HSBC affiliates	42	54	(12)	(22.2)
Total operating expenses	$138	$148	$(10)	(6.8)%
Salaries and employee benefits decreased during the three months ended March 31, 2016 due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Occupancy and equipment expenses, net decreased marginally during the three months ended March 31, 2016 reflecting lower depreciation expense as a result of the sale of a data center during the third quarter of 2015 as discussed above as well as lower repair costs.
Real estate owned expenses decreased minimally during the three months ended March 31, 2016 as a result of lower holding costs due to fewer average numbers of REO properties held during the first quarter of 2016 and lower costs per property.

HSBC Finance Corporation

Other expenses increased during the three months ended March 31, 2016 as a result of an increase in file review and other costs of approximately $19 million. These increases were partially offset by the impact of a continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Support services from HSBC affiliates decreased during the three months ended March 31, 2016 as compared with the year-ago period primarily due to lower technology costs from an HSBC affiliate. To a lesser extent, the decrease also reflects lower fees for receivable servicing by HSBC affiliates as a result of the sale of receivables since March 31, 2015 as well as the impact of terminating the guarantee during the third quarter of 2015 related to the surety bond in the Jaffe litigation.
Efficiency Ratio from continuing operations was 281.6 percent for the three months ended March 31, 2016 compared with 104.2 percent for the year-ago period. Our efficiency ratio was impacted in both periods by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting and the impact of our non-qualifying hedge portfolio, both of which are reported as a component of total other revenues in our consolidated statement of income (loss). Excluding the impact of these items, our efficiency ratio remained higher during the three months ended March 31, 2016 as compared with the year-ago period reflecting lower other revenues due to the lower of amortized cost or fair value adjustment on receivables held for sale and lower net interest income as previously discussed, partially offset by lower operating expenses.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended March 31,	2016		2015
	(dollars are in millions)
Tax benefit at the U.S. Federal statutory income tax rate	$(44)	(35.0)%	$(12)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(3)	(2.4)	—	—
Adjustment with respect to tax for prior periods(1)	18	14.4	(5)	(15.2)
Change in valuation allowance	—	—	(9)	(27.3)
Uncertain tax positions(2)	(18)	(14.4)	(1)	(3.0)
Other non-deductible/non-taxable items	(2)	(1.6)	(2)	(6.1)
Other	(7)	(5.4)	1	1.8
Total income tax benefit	$(56)	(44.4)%	$(28)	(84.8)%

(1)	For the three months ended March 31, 2016, income tax benefit was impacted by a reversal of approximately $15 million associated with an out of period adjustment to our deferred tax asset balance.

(2)	For the three months ended March 31, 2016, the amount primarily relates to the conclusion of certain State audits.

Segment Results – Group Reporting Basis

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. While these businesses are operating in run-off, they do not qualify to be reported as discontinued operations. Our segment results are reported on a continuing operations basis. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our 2015 Form 10-K.
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which applies IFRSs as issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are primarily made on this basis. However, we continue to monitor liquidity, capital adequacy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 18, "Business Segments," and under the caption, "Basis of Reporting" in the MD&A section of our 2015 Form 10-K.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2016, we will evaluate any impact such changes may have on our segment reporting.

HSBC Finance Corporation

Consumer Segment  The following table summarizes the Group Reporting Basis results for our Consumer segment for the three months ended March 31, 2016 and 2015.

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$220	$281	$(61)	(21.7)%
Other operating losses	(91)	(78)	(13)	(16.7)
Total operating income	129	203	(74)	(36.5)
Loan impairment charges	95	21	(74)	*
Net interest income and other operating income after loan impairment charges	34	182	(148)	(81.3)
Operating expenses	135	148	13	8.8
Income (loss) before income tax	$(101)	$34	$(135)	*
Net interest margin	4.55%	4.20%
Efficiency ratio	104.7	72.9
Return (after-tax) on average assets ("ROA")	(1.0)	.4

Balances at end of period:
Loans	$12,981	$22,492	$(9,511)	(42.3)%
Loans held for sale	5,136	553	4,583	*
Assets	23,063	32,428	(9,365)	(28.9)

* Not meaningful
Our Consumer segment reported a loss before income tax during the three months ended March 31, 2016 as compared with income before income tax during the year ago period. The loss before income tax during the three months ended March 31, 2016 reflects higher loan impairment charges, lower net interest income and higher other operating losses, partially offset by lower operating expenses. Included in loan impairment charges for the three months ended March 31, 2016 is a loan impairment adjustment of approximately $100 million representing the cumulative impact of the correction of an error under the Group Reporting Basis of accounting and reporting policies (a non-U.S. GAAP financial measure). During the first quarter of 2016, management identified a calculation error in the loan impairment allowance model for the segment collectively evaluated for impairment. The cumulative impact of this item was an understatement of the loan impairment allowance of approximately $100 million at March 31, 2016. Loan impairment allowances under U.S. GAAP were unaffected.
Net interest income decreased during the three months ended March 31, 2016 due to the following:

•	Average loan levels decreased as a result of real estate secured loan liquidation.

•
During the three months ended March 31, 2016, the overall yields on total average interest earning assets increased due to higher loan yields as well as a shift in the mix of total average interest earning assets to a lower percentage of short-term investments which have significantly lower yields than our loan portfolio. The higher loan yields in our loan portfolio reflects the impact of lower levels of impaired real estate secured loans, partially offset by the impact of lower amortization of discount due to loan sales, liquidation and improvements in the timing of estimated cash flows to be received.

•
Interest expense decreased during the three months ended March 31, 2016 as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings since March 31, 2015 as well as an increase in rates on certain variable rate debt during the first quarter of 2016.

Net interest margin improved during the three months ended March 31, 2016 reflecting the impact of higher overall yields on average interest earning assets as discussed above, partially offset by a higher cost of funds as a percentage of average interest earning assets.

HSBC Finance Corporation

The following table summarizes significant components of other operating losses for the periods presented:

Three Months Ended March 31,	2016	2015
	(in millions)
Trading loss(1)	$(115)	$(97)
Gain (loss) from debt designated at fair value	8	(2)
Decrease in repurchase reserve liability	5	—
Other	11	21
Other operating losses	$(91)	$(78)

(1)	Trading loss primarily reflects activity on our portfolio of non-qualifying hedges.
Other operating losses increased during the three months ended March 31, 2016. The components of other operating losses are discussed below:

•
Trading loss increased during the three months ended March 31, 2016. While long-term rates fell during both the three months ended March 31, 2016 and 2015 which had a negative impact on the mark-to-market for this portfolio of swaps, the impact of falling long-term rates was more pronounced during the current year period.

•
Gain (loss) from debt designated at fair value improved during the three months ended March 31, 2016 as a result of the impact of a widening of our credit spreads during the first quarter of 2016 as well as the impact of changes in market movements on certain debt and related derivatives that mature in the near term.

•
Decrease in repurchase reserve liability reflects our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all our receivable sales.

•
Other reflects lower rental income as a result of the sale of a data center located in Vernon Hills, Illinois to HTSU during the third quarter of 2015. Additionally, the year-ago period includes a yield adjustment on loans purchased during 2006.

As discussed above, loan impairment charges during the three months ended March 31, 2016 include a loan impairment adjustment of approximately $100 million representing the cumulative impact of the correction of an error under the Group Reporting Basis of accounting and reporting policies (a non-U.S. GAAP financial measure). Excluding this item, loan impairment charges decreased during the three months ended March 31, 2016 reflecting lower loss estimates due to lower receivable levels and the impact of lower dollars of delinquency on accounts less than 180 days contractually delinquent. The decrease was partially offset by a lower impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral due to lower volumes. Both periods were positively impacted by market value adjustments on loan collateral, although the impact was more pronounced in the year-ago period. Additionally, for the three months ended March 31, 2015, loan impairment charges were impacted by a release of approximately $23 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.
Loan impairment charges were $30 million higher than net charge-offs during the three months ended March 31, 2016 compared with loan impairment charges that were lower than net charge-offs by $118 million during the year-ago period. Loan impairment allowances decreased to $695 million at March 31, 2016 compared with $958 million at December 31, 2015 primarily as a result of transfers of real estate secured loans to held for sale. During the three months ended March 31, 2016, real estate secured loans transferred to held for sale had loan impairment allowances totaling $313 million at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39, "Financial Instruments: recognition and Measurement," with any gain or loss recorded at the time of sale. The decrease in loan impairment allowances also reflects lower levels of new impaired loans due to lower loan levels, improved economic conditions and lower delinquency levels as well as the impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral which resulted in lower reserve requirements at March 31, 2016 as discussed above. The decrease in loan impairment allowances was partially offset by the loan impairment adjustment of approximately $100 million as discussed above.
Operating expenses decreased during the three months ended March 31, 2016 reflecting the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs, partially offset by an increase in file review and other costs of approximately $19 million.

HSBC Finance Corporation

The efficiency ratio deteriorated during the three months ended March 31, 2016 driven by lower net interest income and higher other operating losses, partially offset by lower operating expenses.
ROA declined during the three months ended March 31, 2016 reflecting a loss before income taxes during the three months ended March 31, 2016 compared with income before income taxes during the year-ago period and the impact of lower average assets.
Real estate secured loans Real estate secured loans for our Consumer segment consisted of the following:

	March 31, 2016	Increases (Decreases) From
		December 31, 2015
		$	%
	(dollars are in millions)
Real estate secured loans	$12,981	$(5,537)	(29.9)%
Real estate secured loans held for sale(1)	5,136	5,136	*
Total	$18,117	$(401)	(2.2)%

* Not meaningful

(1)	Represents real estate secured loans which met the Group Reporting Basis criteria to be classified as held for sale for the periods presented.
Real estate secured loans decreased to $12,981 million at March 31, 2016 as compared with $18,518 million at December 31, 2015. The decrease reflects the transfer of real estate secured loans to held for sale during the three months ended March 31, 2016 with a carrying value of $5,175 million. The decrease also reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist.
Real estate secured loans which met the Group Reporting Basis criteria to be classified as held for sale at March 31, 2016 totaled $5,136 million. At December 31, 2015, there were no real estate secured loans which met the Group Reporting Basis criteria to be classified as held for sale.
In April 2016, we sold a pool of real estate secured loans with an aggregate unpaid principal balance of $1,421 million (carrying value of $1,376 million after the effect of any write-downs) at the time of sale to a third-party investor for aggregate cash consideration of $1,440 million. We anticipate recording a gain on this transaction in the second quarter of 2016 of approximately $60 million, net of transaction costs.
As previously discussed, we have identified a pool of real estate secured loans we intend to sell, although only a portion of this pool of real estate secured loans qualified for classification as held for sale under the Group Reporting Basis at March 31, 2016. Assuming we had completed the sale of the entire pool of real estate secured loans classified as held for sale under U.S. GAAP on March 31, 2016, based on market values at that time, we would have recorded a loss of approximately $570 million.

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

HSBC Finance Corporation

To the extent that re-aged accounts that do not qualify as a TDR Loan have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, the credit performance of modified receivables, loan product features such as adjustable rate loans, the credit performance of second lien receivables where the first lien receivable that we own or service is 90 or more days contractually delinquent, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.
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
The table below sets forth credit loss reserves and credit loss reserve ratios for the periods indicated. The transfer of real estate secured receivables to held for sale for the three months ended March 31, 2016 has resulted in these receivables being carried at the lower of amortized cost or fair value and no longer have any associated credit loss reserves, as previously discussed, which impacts comparability between credit loss reserves and the related reserve ratios between periods.

	March 31, 2016	December 31, 2015
	(dollars are in millions)
Credit loss reserves(1)(2)	$272	$311
Credit loss reserve ratios:(2)(3)(4)
Reserves as a percentage of receivables held for investment	2.6%	2.8%
Reserves as a percentage of nonaccrual receivables held for investment	101.4	91.9

(1)
At March 31, 2016 and December 31, 2015, credit loss reserves includes $10 million and $12 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property.

(2)
Reserves associated with accrued finance charges, which totaled $47 million and $51 million at March 31, 2016 and December 31, 2015, respectively, are reported within our total credit loss reserve balances noted above, although receivables and nonaccrual receivables as reported generally exclude accrued finance charges. The credit loss reserve ratios presented in the tables above exclude any reserves associated with accrued finance charges.

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

HSBC Finance Corporation

	March 31, 2016	December 31, 2015
Credit loss reserve ratios:
Reserves as a percentage of receivables held for investment	2.6%	2.8%
Reserves as a percentage of nonaccrual receivables held for investment	294.5	258.3
Credit loss reserves at March 31, 2016 decreased as compared with December 31, 2015 primarily due to the transfer of additional receivables to held for sale during the first quarter of 2016. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $20 million during the three months ended March 31, 2016 and were recognized as additional charge-off at the time of transfer to held for sale. The majority of the receivables transferred to held for sale consisted of receivables which previously were not saleable as they were part of a collateralized funding transaction which was legally released as collateral under the public trust during the first quarter of 2016 and, as such, became available for sale. The majority of these receivables were classified as TDR Loans which carry higher reserve requirements. The decrease also reflects the impact of lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. See Note 4, "Credit Loss Reserves," in the accompanying consolidated financial statements for additional analysis of loss reserves.
At March 31, 2016, 72 percent of our credit loss reserves are associated with TDR Loans held for investment totaling $1,152 million which are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the receivable. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio which are carried at amortized cost for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. The discounted cash flow methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves at March 31, 2016 and provisions for credit losses for TDR Loans for the three months ended March 31, 2016 should not be considered indicative of the results for any future periods.
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

	March 31, 2016		December 31, 2015
	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables
	(in millions)
Collectively evaluated for impairment	$66	$7,147	$79	$7,558
Individually evaluated for impairment(1)	196	1,152	220	1,272
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	10	274	12	326
Total(2)	$272	$8,573	$311	$9,156

(1)
The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $211 million and $250 million at March 31, 2016 and December 31, 2015, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $9 million and $10 million at March 31, 2016 and December 31, 2015, respectively. These receivables and credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
Reserves associated with accrued finance charges, which totaled $47 million and $51 million at March 31, 2016 and December 31, 2015, respectively, are reported within our total credit loss reserve balances, although receivable balances generally exclude accrued finance charges.

The following table summarizes our TDR Loans and receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in comparison to the real estate secured receivable portfolio held for investment.

HSBC Finance Corporation

	March 31, 2016	December 31, 2015
	(dollars are in millions)
Total real estate secured receivables held for investment	$8,573	$9,156
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$274	$326
Real estate secured TDR Loans(1)	1,152	1,272
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$1,426	$1,598
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	16.6%	17.5%

(1)
Excludes TDR Loans totaling $211 million and $250 million at March 31, 2016 and December 31, 2015, respectively, which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.

Credit loss reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels.
Reserves as a percentage of receivables held for investment at March 31, 2016 decreased as compared with December 31, 2015 as the decrease in credit loss reserves outpaced the decrease in receivables as a substantial portion of the receivables transferred to held for sale were classified as TDR Loans which carry higher reserve requirements.
Reserves as a percentage of nonaccrual receivables held for investment were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at March 31, 2016 increased as compared with December 31, 2015 as the decrease in nonaccrual receivables outpaced the decrease in credit loss reserves.
See Note 4, "Credit Loss Reserves," in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three months ended March 31, 2016 and 2015.
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

HSBC Finance Corporation

	March 31, 2016	December 31, 2015
	(dollars are in millions)
Dollars of contractual delinquency(1):
Receivables held for investment:
Real estate secured:
Late stage delinquency(2)(3)	$157	$195
Individually evaluated for impairment(4)	76	102
Collectively evaluated for impairment(5)	48	69
Total real estate secured receivables held for investment	281	366
Real estate secured receivables held for sale(6)	596	569
Total	$877	$935

Delinquency ratio:
Receivables held for investment:
Real estate secured:
Late stage delinquency	57.30%	59.82%
Individually evaluated for impairment	6.60	8.02
Collectively evaluated for impairment	.67	.91
Total real estate secured receivables held for investment	3.28	4.00
Real estate secured receivables held for sale	7.28	6.88
Total	5.23%	5.37%

(1)
The receivables held for investment balances included in this table reflect the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies but exclude any basis adjustments to the receivable such as unearned income, unamortized deferred fees and costs on originated receivables, purchase accounting fair value adjustments and premiums or discounts on purchased receivables. Additionally, the balances in this table related to receivables held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(2)
Two-months-and-over contractually delinquent receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At March 31, 2016 and December 31, 2015, the amounts above include $17 million and $23 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 60 and 180 days past due.

(3)	Amount includes TDR Loans which totaled $106 million and $131 million at March 31, 2016 and December 31, 2015, respectively.

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

(6)
At March 31, 2016 and December 31, 2015, dollars of contractual delinquency for receivable held for sale includes $458 million and $443 million, respectively, of real estate secured receivables which are also classified as TDR Loans.

Dollars of delinquency for real estate secured receivables held for investment at March 31, 2016 decreased $85 million since December 31, 2015 as discussed below.

•
Late stage delinquency Dollars of late stage delinquency decreased as compared with December 31, 2015 as a result of the transfer of certain late stage delinquency receivables to receivables held for sale, which previously were not saleable as they were part of a collateralized funding transaction. These late stage delinquent receivables were legally released as collateral under the public trust during the first quarter of 2016 and, as such, became available for sale. Excluding the impact of this transfer to receivables held for sale, dollars of late stage delinquency would have increased reflecting the impact of accounts progressing to late stage delinquency.

HSBC Finance Corporation

•
Individually evaluated for impairment The decrease as compared with December 31, 2015 reflects the impact of accounts progressing to late stage delinquency and the continued liquidation of the real estate secured receivable portfolio during the first quarter of 2016. The decrease also reflects the transfer of receivables to held for sale primarily consisting of certain receivables which had previously been part of a collateralized funding transaction but during the first quarter of 2016 became available for sale, as discussed above.

•
Collectively evaluated for impairment Dollars of delinquency for accounts collectively evaluated for impairment decreased as compared with December 31, 2015 reflecting lower receivables levels due to receivable run-off and the progression of accounts to either late stage delinquency or individually evaluated for impairment during the first quarter of 2016.

Dollars of delinquency for receivables held for sale at March 31, 2016 increased as compared with December 31, 2015 reflecting the impact of the transfer of additional real estate secured receivables to held for sale during the three months ended March 31, 2016 primarily consisting of certain receivables which had previously been part of a collateralized funding transaction but during the first quarter of 2016 became available for sale, as discussed above.
Delinquency ratio The delinquency ratio for real estate secured receivables held for investment was 3.28 percent at March 31, 2016 compared with 4.00 percent at December 31, 2015. The decrease reflects the lower dollars of delinquency as discussed above, partially offset by the impact of lower receivable levels.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter in which receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer, including the recognition of existing credit loss reserves at the time of transfer and the credit portion of the lower of amortized cost or fair value adjustment, if any, remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such receivables are carried at the lower of amortized cost or fair value and, accordingly, there are no further charge-offs associated with these receivables. As a result, the amounts and ratios presented below are not comparable between periods.

Three Months Ended(1)	March 31, 2016	December 31, 2015	March 31, 2015
	(dollars are in millions)
Net charge-off dollars - Real estate secured receivables	$76	$42	$134
Net charge-off ratio - Real estate secured receivables	3.42%	1.80%	2.42%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	3.53%	2.14%	2.49%

(1)	The net charge-off ratio for all quarterly periods is net charge-offs for the quarter, annualized, as a percentage of average receivables for the quarter.
Net real estate secured receivable charge-offs dollars for all periods are impacted by the transfer of receivables to held for sale during the period as credit loss reserves existing at the time of transfer are recorded as additional charge-offs. For the quarterly periods ending March 31, 2016, December 31, 2015 and March 31, 2015, additional charge-off related to credit loss reserves existing at the time of transfer to held for sale totaled $20 million, $5 million and $15 million, respectively. Additionally, the credit portion of the lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale is recorded as additional charge-off and totaled $13 million and $2 million during the quarterly periods ending March 31, 2016 and December 31, 2015, respectively. During the quarterly period ended March 31, 2015, none of the lower of amortized cost or fair value adjustment recorded was attributed to credit. Excluding the impact of dollars of charge-offs related to the transfer of receivables to held for sale, net charge-offs dollars remained higher as compared with the prior quarter reflecting an increase in accounts progressing to late stage delinquency and being written down to the lower of amortized cost or fair value of the collateral less cost to sell as well as higher charge-offs on certain other ancillary disbursements that we incurred on behalf of customers. The increase as compared to the prior quarter was partially offset by the impact of lower receivable levels. Excluding the impact of dollars of charge-offs related to the transfer of receivables to held for sale, net charge-offs dollars remained lower as compared with the prior year quarter reflecting lower levels of receivables held for investment and lower charge-off on accounts that reach 180 days contractual delinquency reflecting improved credit quality as a result of improvements in economic conditions and home prices since March 31, 2015.

HSBC Finance Corporation

The net real estate secured receivable charge-off ratio for the three months ended March 31, 2016 increased as compared with the prior quarter and prior year quarter due to higher dollars of net charge-offs as discussed above and the impact of lower average receivable levels.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for the three months ended March 31, 2016 increased as compared with the prior quarter due to higher dollars of net charge-offs and the impact of lower average receivable levels, partially offset by lower REO expense. As compared with the prior year quarter, the increase in real estate charge-offs and REO expense as a percentage of average real estate secured receivables reflects the impact of lower average receivable levels, partially offset by lower dollars of net charge-offs and lower REO expenses. See “Results of Operations” for further discussion of REO expense.
Nonperforming Assets  Nonperforming assets consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Nonaccrual real estate secured receivables held for investment:(1)
Late stage delinquency(2)(3)	$149	$187
Individually evaluated for impairment(4)	40	54
Collectively evaluated for impairment(5)	33	42
Total nonaccrual real estate secured receivables held for investment(6)	222	283
Real estate owned	68	88
Nonaccrual receivables held for sale(1)(7)	444	386
Total nonperforming assets	$734	$757

(1)
The receivable balances included in this table reflect the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies but exclude any basis adjustments to the receivable such as unearned income, unamortized deferred fees and costs on originated receivables, purchase accounting fair value adjustments and premiums or discounts on purchased receivables. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer. Nonaccrual receivables reflect all receivables which are 90 or more days contractually delinquent as well as second lien receivables (regardless of delinquency status) where the first lien receivable that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables held for investment and held for sale do not include receivables totaling $541 million and $501 million at March 31, 2016 and December 31, 2015, respectively, which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged receivable subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)
Nonaccrual receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At March 31, 2016 and December 31, 2015, the amounts above include $9 million and $15 million, respectively, of receivables that at some point in their life cycle were evaluated for write-down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 90 and 180 days past due.

(3)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $99 million at March 31, 2016 compared with $124 million at December 31, 2015.

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

(6)	At March 31, 2016 and December 31, 2015, nonaccrual second lien real estate secured receivables totaled $51 million and $63 million, respectively.

(7)
At March 31, 2016 and December 31, 2015, nonaccrual receivables held for sale include $323 million and $285 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual real estate secured receivables held for investment at March 31, 2016 decreased as compared with December 31, 2015 as discussed below.

•
Late stage delinquency Nonaccrual late stage delinquency decreased as compared with December 31, 2015 as a result of the transfer of certain late stage delinquency receivables to receivables held for sale, which previously were not saleable as they

HSBC Finance Corporation

were part of a collateralized funding transaction. These late stage nonaccrual receivables were legally released as collateral under the public trust during the first quarter of 2016 and, as such, became available for sale. Excluding the impact of this transfer to receivables held for sale, dollars of nonaccrual late stage delinquency would have increased reflecting the impact of accounts progressing to late stage delinquency.

•
Individually evaluated for impairment The decrease in nonaccrual receivables individually evaluated for impairment as compared with December 31, 2015 reflects the impact of accounts progressing to late stage delinquency and the continued liquidation of the real estate secured receivable portfolio during the first quarter of 2016. The decrease also reflects the transfer of receivables to held for sale primarily consisting of certain receivables which had previously been part of a collateralized funding transaction but during the first quarter of 2016 became available for sale, as discussed above.

•
Collectively evaluated for impairment Nonaccrual receivables for accounts collectively evaluated for impairment decreased as compared with December 31, 2015 reflecting lower receivables levels due to receivable run-off and the progression of accounts to either late stage delinquency or individually evaluated for impairment during the first quarter of 2016.

Nonaccrual receivables held for sale at March 31, 2016 increased as compared with December 31, 2015 reflecting the impact of the transfer of additional real estate secured receivables to held for sale during the three months ended March 31, 2016 primarily consisting of certain receivables which had previously been part of a collateralized funding transaction but during the first quarter of 2016 became available for sale, as discussed above.
At March 31, 2016 and December 31, 2015, nonaccrual receivables in the table above include TDR Loans and TDR Loans that are held for sale totaling $462 million and $463 million, respectively, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. See Note 3, “Receivables, net,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
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

	Number of Accounts	Outstanding Receivable Balance(1)
	(accounts are in thousands)	(dollars are in millions)
March 31, 2016:(2)
Collection re-age only	62.0	$4,218
Modification only	6.1	439
Modification re-age	53.8	4,567
Total receivables modified and/or re-aged(1)	121.9	$9,224
December 31, 2015:(2)
Collection re-age only	63.9	$4,429
Modification only	5.9	451
Modification re-age	53.9	4,631
Total receivables modified and/or re-aged(1)	123.7	$9,511

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

(2)	At March 31, 2016 and December 31, 2015, the outstanding receivable balance includes the following amounts related to receivables classified as held for sale.

	March 31, 2016	December 31, 2015
	(in millions)
Collection re-age only	$3,700	$3,765
Modifications only	361	368
Modification re-age	3,414	3,415
Total receivables modified and/or re-aged	$7,475	$7,548

HSBC Finance Corporation

The following table provides information regarding the delinquency status of receivables remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of March 31, 2016 and December 31, 2015 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
March 31, 2016:
Collection re-age only	85%	6%	9%	86%	6%	8%
Modification only	94	1	5	95	1	4
Modification re-age	86	5	9	86	5	9
Total receivables modified and/or re-aged	86%	5%	9%	87%	5%	8%
December 31, 2015:
Collection re-age only	84%	7%	9%	85%	7%	8%
Modification only	92	2	6	95	2	3
Modification re-age	84	6	10	85	6	9
Total receivables modified and/or re-aged	84%	6%	10%	85%	6%	9%
The following table provides information regarding real estate secured modified and/or re-aged receivables during the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,	2016	2015
	(in millions)
Balance at beginning of period	$9,511	$13,663
Additions due to an account management action(1)	75	107
Payments(2)	(268)	(239)
Net charge-offs(3)	(44)	(96)
Transfer to real estate owned	(16)	(34)
Change in lower of amortized cost or fair value on receivables held for sale	(34)	(12)
Balance at end of period	$9,224	$13,389

(1)	Includes collection re-age only, modification only, and modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.

(3)
Amounts include the credit loss reserves existing at the time of transfer of receivables to held for sale which are recognized as charge-off. Amounts also include the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. See Note 4, "Credit Loss Reserves," in the accompanying consolidated financial statements for further discussion.

In addition to the account management techniques discussed above, we also use deed-in-lieu and short sales to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and overall loss exposure given liquidation through foreclosure. Short sales also release the borrower from further obligation. From our perspective, total losses on deed-in-lieu and short sales are lower than expected total losses from foreclosed receivables, or receivables where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. While deed-in-lieu and short sales were used more extensively in prior years, during the three months ended March 31, 2016 we have used fewer of these account management techniques as compared with the three months ended March 31, 2015 as many of the receivables which in the past would have been resolved through a deed-in-lieu or short-sale have been sold as part of our receivable sale program.
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

HSBC Finance Corporation

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
The following table summarizes receivables modified during the three months ended March 31, 2016 and 2015, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Three months ended March 31, 2016	2.2	$.2
Three months ended March 31, 2015	2.2	.3

(1)	Includes all receivables modified during the three months ended March 31, 2016 and 2015 regardless of whether the receivable was also re-aged.

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

	Quarter Ended
	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	293	342	396	404	407
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	27.1%	29.4%	32.9%	34.7%	36.4%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which may be lower than the rate on the receivable at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which had a carrying value of $457 million and $472 million at March 31, 2016 and December 31, 2015, respectively.

HSBC Finance Corporation

The weighted-average contractual rate reduction in basis points reflects changes in our program strategy during the fourth quarter of 2015 which limits the amount of payment relief which can be achieved through rate reduction and shifts the additional payment relief to other types of modification, such as term extension, principal deferral or principal-write down. The decrease in the average payment relief during the first quarter of 2016 primarily relates to improved financial conditions of borrowers applying for hardship, which translates to less required payment relief to achieve an affordable and sustainable mortgage payment. To a lesser extent, the average payment relief decreased as a result of changes in the mix of the types of modifications provided as discussed above.
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

Re-age Table(1)(2)	March 31, 2016	December 31, 2015
	(dollars are in millions)
Total real estate secured receivables ever re-aged	$8,583	$8,806

Real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale
Re-aged in the last 6 months(3)	6.7%	5.5%
Re-aged in the last 7-12 months	4.1	5.0
Previously re-aged beyond 12 months	40.5	40.1
Total real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale	51.3%	50.6%

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

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At March 31, 2016 and December 31, 2015, the unpaid principal balance of re-ages without receipt of a payment totaled $243 million and $250 million, respectively.

(3)
At March 31, 2016 and December 31, 2015, approximately 66 percent and 61 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent based on the account's most recent re-age.

At March 31, 2016 and December 31, 2015, $687 million (8 percent of total re-aged receivables in the Re-Age table) and $737 million (8 percent of total re-aged receivables in the Re-Age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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
Because our lending activities were primarily to individual consumers, we do not have receivables (including receivables held for sale) from any industry group that equal or exceed 10 percent of total receivables at March 31, 2016 or December 31, 2015. The following table reflects the percentage of consumer receivables (including receivables held for sale) by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables (including Receivables Held for Sale)
	March 31, 2016	December 31, 2015
California	9.3%	9.4%
New York	6.9	6.8
Florida	6.2	6.0
Pennsylvania	6.2	6.2
Ohio	6.2	6.2
Virginia	5.1	5.1

Liquidity and Capital Resources

HSBC Related Funding  We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC's operations in the United States. All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are sourced primarily through HSBC USA Inc. ("HSBC USA") or HSBC North America.
Due to affiliates totaled $5,774 million and $5,925 million at March 31, 2016 and December 31, 2015, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
The following table summarizes maturities of amounts due to affiliates at March 31, 2016:

(in millions)
2016	$350
2017	1,512
2018	2,500
2019	—
2020	—
Thereafter	1,412
Total	$5,774
See Note 10, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.

HSBC Finance Corporation

Short-Term Investments  Securities purchased under agreements to resell totaled $779 million and $2,724 million at March 31, 2016 and December 31, 2015, respectively. Short-term investments decreased as compared with December 31, 2015 as a result of the retirement of debt, partially offset by the run-off of our liquidating receivable portfolios and the sale of REO properties.
Long-Term Debt (excluding amounts due to affiliates) decreased to $7,502 million at March 31, 2016 from $9,510 million at December 31, 2015. There were no issuances of long-term debt during the three months ended March 31, 2016 or 2015. Repayments of long-term debt totaled $2,113 million and $545 million during the three months ended March 31, 2016 and 2015, respectively. The following table summarizes maturities of long-term debt at March 31, 2016, including secured financings:

(in millions)
2016	$3,003
2017	1,574
2018	281
2019	181
2020	—
Thereafter	2,463
Total	$7,502
Secured financings previously issued under public trusts of $694 million at March 31, 2016 are secured by $1,305 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $879 million at December 31, 2015 were secured by $1,654 million of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance of all foreign-denominated notes to fix the notes in U.S. dollars.
We use derivatives for managing interest rate and currency risk and have received loan commitments from affiliates, but we do not otherwise enter into off-balance sheet transactions.
Common Equity  During the three months ended March 31, 2016 and 2015, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
Capital ratio  Common and preferred equity to total assets totaled 30.16 percent at March 31, 2016 compared with 27.48 percent at December 31, 2015.
HSBC North America continues to review the composition of its capital structure following the adoption by the U.S. banking regulators of the final rules implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision, which were effective as of January 1, 2014. We continue to review the composition of our capital structure and, subject to receipt of regulatory approval, as necessary, we anticipate replacing instruments whose treatment is less favorable under the new rules with Basel III compliant instruments. Any required funding has been integrated into the overall HSBC North America funding plans and we expect it to be sourced through HSBC USA, HSBC North America, or through direct support from HSBC or its affiliates.
HSBC North America participates in the Federal Reserve Board's ("Federal Reserve") CCAR programs and submitted its latest CCAR capital plan and annual company-run stress test results in April 2016. In July 2015, HSBC North America submitted its latest mid-cycle company-run stress test results. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.

HSBC Finance Corporation

2016 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2016:

	Actual Jan. 1 through Mar. 31, 2016	Estimated April 1 through December 31, 2016 (Minimum-Maximum)			Estimated Full Year 2016 (Minimum-Maximum)
	(in billions)
Funding needs:
Unsecured debt maturities	$2	$3	-	$4	$5	-	$6
Secured financing maturities	—	—	-	1	—	-	1
Short term investments	(2)	3	-	3	1	-	1
Other	1	—	-	—	1	-	1
Total funding needs	$1	$6	-	$8	$7	-	$9
Funding sources:
Net asset attrition(1)	$1	$1	-	$2	$2	-	$3
Asset sales and transfers	—	5	-	6	5	-	6
Total funding sources	$1	$6	-	$8	$7	-	$9

(1)	Net of receivable charge-offs.
For the remainder of 2016, the combination of cash generated from operations including balance sheet attrition and asset sales will generate the liquidity necessary to meet our maturing debt obligations.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives or changes in the fair value of receivables held for sale, REO or receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell affects the comparability of reported results between periods. Accordingly, our results for the three months ended March 31, 2016 should not be considered indicative of the results for any future period.
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

HSBC Finance Corporation

•	whether significant adjustments are made to the observed pricing information or model output to determine the fair value.
Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for the identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the over-the-counter market where transactions occur with sufficient frequency and volume.
Level 2 inputs are inputs that are observable either directly or indirectly but do not qualify as Level 1 inputs. We generally classify derivative contracts as well as our own debt issuance for which we have elected fair value option which are not traded in active markets, as Level 2 measurements. These valuations are typically obtained from a third party valuation source which, in the case of derivatives, includes valuations provided by an affiliate, HSBC Bank USA, National Association (together with its subsidiaries "HSBC Bank USA").
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2016 and December 31, 2015, our Level 3 assets recorded at fair value on a non-recurring basis totaling $6,886 million (32 percent of total assets) and $8,265 million (34 percent of total assets), respectively. The decrease at March 31, 2016 reflects a reclassification of the receivables sold in April 2016 to Level 2. At March 31, 2016 and December 31, 2015, we had no Level 3 assets recorded at fair value on a recurring basis.
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
See Note 13, “Fair Value Measurements,” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value. Additionally, see Note 13, "Fair Value Measurements," in the accompanying consolidated financial statements for information about transfers between Level 1 and Level 2 measurements and transfers between Level 2 and Level 3 measurements during the three months ended March 31, 2016 and 2015.

Risk Management

Overview  Managing risk effectively is fundamental to the delivery of our strategic priorities. To do so, we employ a risk management framework at all levels and across all risk types. It fosters the continuous monitoring of the risk environment and an integrated evaluation of risks and their interactions. It is designed to ensure that we have a robust and consistent approach to risk management across all of our activities. While we are subject to a number of legal and regulatory actions and investigations, our risk management framework has been designed to provide robust controls and ongoing monitoring of our principal risks. We strive to continuously improve our risk management processes through ongoing employee training and development.
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

HSBC Finance Corporation

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

See "Risk Management" in MD&A in our 2015 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections.
Credit Risk Management  Day-to-day management of credit risk is administered by our Retail Chief Risk Officer with ultimate reporting responsibility to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer, to the Risk Committee of the HSBC North America Board of Directors and to the HSBC Group Chief Risk Officer. Our credit and portfolio management procedures currently focus on effective collections and customer account management efforts, in addition to supporting disciplined execution of the receivable sales program. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. Our customer account management policies and practices are described under the caption “Credit Quality - Customer Account Management Policies and Practices” in this MD&A. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2015 Form 10-K for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC Group standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At March 31, 2016 and December 31, 2015, all of our existing derivative contracts are with HSBC Bank USA, making them our sole counterparty in derivative transactions. The fair value of our agreements with HSBC Bank USA required us to provide collateral to the affiliate of $537 million at March 31, 2016 and $491 million at December 31, 2015, all of which was provided in cash. See Note 7, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information about our derivative portfolio.
There have been no material changes to our approach to credit risk management since December 31, 2015.
Liquidity Risk Management  Continued success in reducing the size of our run-off real estate secured receivable portfolio, including the proceeds of receivables held for sale, will be the primary driver of our liquidity management process going forward. However, lower operating cash flow as a result of declining receivable balances will not provide sufficient cash to fully cover maturing debt in future periods. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business. Any required incremental funding has been integrated into the overall HSBC North America funding plan and we expect it to be sourced through HSBC USA, HSBC North America, or will be obtained through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support. Should HSBC North America call upon us to execute certain strategies in order to address capital and other considerations, our intent may change and a portion of this required funding could be generated through additional sales of selected receivables from our receivables held for investment portfolio.
HSBC North America maintains a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses. The liquidity contingency funding plan is reviewed annually and approved by the Risk

HSBC Finance Corporation

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
Prior to 2016, we employed stressed coverage ratios to define, monitor and control our liquidity and funding risk in accordance with HSBC policy. Stressed coverage ratios, incorporating HSBC-specific stress scenarios, were used to monitor the resilience to severe liquidity stresses. Beginning in 2016, HSBC replaced these stressed coverage ratios with the Basel Committee based Liquidity Coverage Ratio ("LCR") as discussed further below. As a result, we now employ this ratio as part of our approach to liquidity risk management. There have been no other material changes to our approach towards liquidity risk management since December 31, 2015. See “Risk Management” in MD&A in our 2015 Form 10-K for a more complete discussion of our approach to liquidity risk.
The Basel Committee based LCR is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. Under European Commission Delegated Regulation 2015/61, the Basel Committee based LCR became a minimum regulatory standard beginning in 2015. At March 31, 2016 and December 31, 2015, our LCR ratio under the EU LCR rule was 825 percent and 499 percent, respectively. A LCR ratio of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
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
In November 2015, the Financial Stability Board ("FSB") issued its final standards for Total Loss-Absorbing Capacity (“TLAC”) requirements for global systemically important banks ("G-SIBs"), In October 2015, the Federal Reserve issued its proposal to impose TLAC requirements on U.S. G-SIBs and the U.S. IHCs owned by non-U.S. G-SIBs ("TLAC Proposal"). The TLAC Proposal represents an extension of the current regulatory capital framework, which is aimed at ensuring that a banking organization can absorb losses without falling into resolution. The TLAC Proposal would require the U.S. intermediate holding companies ("IHCs") of G-SIBs ("Covered IHCs"), including HSBC North America, to maintain minimum amounts of internal TLAC, which would include minimum levels of TLAC and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019. Additionally, the TLAC Proposal would include "clean holding company" requirements that impose stringent limitations on the ability of Covered IHCs to incur common types of non-TLAC-related liabilities. The Federal Reserve requested comments on all aspects of the proposal by February 19, 2016. We provided a comment letter to the Federal Reserve in February.
As indicated by the major rating agencies, our credit ratings are directly dependent upon the continued support of HSBC. A credit rating downgrade would increase future borrowing costs only for new debt obligations, if any. As discussed above, we do not currently expect to need to raise funds from the issuance of third party debt going forward, but instead any required funding has been integrated into HSBC North America's funding plans and we expect it to be sourced through HSBC USA, HSBC North America or through direct support from HSBC or its affiliates. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
The following table summarizes our credit ratings at both March 31, 2016 and December 31, 2015:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Series B preferred stock	BBB-	Baa3	-
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. In March 2016, Moody's changed the rating outlook for HSBC Finance Corporation to negative from stable following a similar change in outlook to negative from

HSBC Finance Corporation

stable for HSBC. The outlook change for HSBC signifies Moody's concerns about a weakening in intrinsic financial strength due to deteriorating operating conditions in Hong Kong, one of HSBC's key markets. In spite of their concerns, Moody's stated that HSBC's willingness to provide support to its U.S. subsidiaries remains very high. While the outlook changed, Moody's affirmed its ratings for HSBC Finance Corporation. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. As of March 31, 2016, there were no other pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
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
There have been no material changes to our approach to liquidity risk management since December 31, 2015.
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
There have been no material changes to our approach to market risk management since December 31, 2015.
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
Net interest income simulation modeling techniques are utilized to monitor a number of interest rate scenarios for their impact on projected net interest income. These techniques simulate the impact on projected net interest income under various rate shock scenarios, such as scenarios in which rates rise or fall by 100 basis points over a twelve month period as well as the impact of an immediate 50 basis point decrease in the yield curve. The following table reflects the impact on projected net interest income of the scenarios utilized by these modeling techniques:

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income:
Resulting from a gradual 100 basis point increase in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$15	2.4%	$14	1.9%
Resulting from a gradual 100 basis point decrease in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$(14)	(2.2)%	$(10)	(1.3)%
Resulting from an immediate 50 basis point decrease in the yield curve	$(8)	(1.2)%	$(3)	(0.4)%
As compared with December 31, 2015, the estimated increase in projected net interest income following a hypothetical rate rise and the estimated decrease in projected net interest income following a hypothetical rate reduction reflects updates of economic stress scenarios including housing price index assumptions, regular adjustments of asset and liability behavior assumptions, run-off of the balance sheet and model enhancements.
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
There have been no material changes to our approach to interest rate risk management since December 31, 2015.
Operational Risk Management  There have been no material changes to our approach to operational risk management since December 31, 2015.
Compliance Risk Management  There have been no material changes to our approach to compliance risk management since December 31, 2015.
Reputational Risk Management  There have been no material changes to our approach to reputational risk management since December 31, 2015.
Strategic Risk Management  There have been no material changes to our approach to strategic risk management since December 31, 2015.
Security and Fraud Risk Management  There have been no material changes to our approach to security and fraud risk management since December 31, 2015.
Model Risk Management There have been no material changes to our approach to model risk management since December 31, 2015.
Pension Risk Management There have been no material changes to our approach to pension risk management since December 31, 2015.

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

See Note 14, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

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
Loans in repayment Between 2001 and 2005, the Project and Export Finance division of the HSBC Group arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies and have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, the HSBC Group continues to seek repayment in accordance with its obligations to the supporting export credit agencies. Details of these loans follow.
At March 31, 2016, the HSBC Group had 9 loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, France, Germany, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles. Bank Melli acted as a sub-participant in one of the aforementioned outstanding loans to the Iranian petrochemical company.

HSBC Finance Corporation

Bank Melli acted as a sub-participant in a loan, supported by the German export credit agency, which matured and was fully repaid during the first quarter of 2016.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for the first quarter of 2016, which includes interest and fees, was approximately $69,000, and net estimated profit was approximately $66,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities ensure compliance in accordance with applicable law.
There was no measurable gross revenue in the first quarter of 2016 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were canceled in the first quarter of 2016 and approximately 20 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. Certain transactions relating to these accounts have been carried out under U.K. government license (or, particularly following Implementation Day under the Joint Comprehensive Plan of Action relating to the Iranian nuclear program, are generally permissible under applicable law). Estimated counter revenue in the first quarter of 2016 for this financial institution, which includes fees and/or commissions, was approximately $39,500.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving two employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme in the first quarter of 2016 was approximately $720.

For the Iranian bank related-activity discussed in this section, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group currently intends to continue to wind down this activity, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintained a frozen personal account for an individual customer who was sanctioned under U.S. Executive Order 13224. The HSBC Group issued a check to the customer and processed the check deposit to close the account. The HSBC Group exited the customer relationship in the first quarter of 2016.
The HSBC Group maintains a credit card account for an individual who was sanctioned under U.S. Executive Order 13224 during the first quarter of 2016. The account was frozen during the first quarter of 2016.
The HSBC Group maintains accounts for a corporate customer that was sanctioned under U.S. Executive Order 13224 during the first quarter of 2016. The accounts were frozen during the first quarter of 2016.
The HSBC Group maintains a non-USD account for a corporate customer that was sanctioned under U.S. Executive Order 13224 during the first quarter of 2016. The account was frozen during the first quarter of 2016.
For activity related to U.S. Executive Order 13224, there was no measurable gross revenue or net profit generated to the HSBC Group in the first quarter of 2016.
Other activity The HSBC Group maintains an account for a customer that received and deposited a check issued by the Iranian embassy in Brunei for payment of monthly rental property fees in the first quarter of 2016.
For the activity in this section, there was no measurable gross revenue or net profit to HSBC in the first quarter of 2016.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the first quarter of 2016. In the first quarter

HSBC Finance Corporation

of 2016, the HSBC Group also froze payments where required under relevant sanctions programs. There was no measurable gross revenue or net profit to the HSBC Group in the first quarter of 2016 relating to these frozen accounts.

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

3(ii)
Bylaws of HSBC Finance Corporation, as Amended and Restated effective April 28, 2016 (incorporated by reference to Exhibit 3.2 to HSBC Finance Corporation's Current Report on Form 8-K filed May 2, 2016).

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Index

Account management policies and practices 60	Executive overview 39
Assets:	Fair value measurements:
by business segment 28	assets and liabilities recorded at fair value on a non-recurring basis 33
fair value of financial assets 31	assets and liabilities recorded at fair value on a recurring basis 32
fair value measurements 30	fair value adjustments 30
nonperforming 14, 59	financial instruments 31
Balance sheet (consolidated) 5	hierarchy 67
Basel III 38, 66	transfers into/out of Level 1 and Level 2 33
Basis of reporting 43	transfers into/out of Level 2 and Level 3 33
Business:	valuation control framework 30
consolidated performance review 41	valuation techniques 34
focus 40	Financial highlights metrics 41
Capital:	Financial liabilities:
2016 funding strategy 67	designated at fair value 19
capital ratio 66	fair value of financial liabilities 31
common equity movements 66	Forward looking statements 38
consolidated statement of changes 6	Funding 42, 65
Cash flow (consolidated) 7	Gain (loss) from debt designated at fair value and related derivatives 19
Cautionary statement regarding forward-looking statements 38	Geographic concentration of receivables 65
Compliance risk 72	Impairment:
Consumer business segment 27, 50	credit losses 15, 47
Contingent liabilities 35	nonaccrual receivables 10, 59
Controls and procedures 73	nonperforming receivables 14, 59
Credit quality 53	Income taxes 50
Credit risk:	Internal control 73
concentration 65	Interest income:
management 69	net interest income 46
Derivatives:	sensitivity 71
cash flow hedges 22	Interest rate risk 71
fair value hedges 22	Key performance indicators 41
income (expense) 47	Legal proceedings 35, 73
non-qualifying hedges 23	Liabilities:
notional value 24	financial liabilities designated at fair value 19
Discontinued operations 9	lines of credit 26
Economic environment 39	long-term debt 66
Equity:	Liquidity and capital resources 65
consolidated statement of changes 6	Liquidity risk 69
ratio 66	Litigation and regulatory matters 35, 73
Estimates and assumptions 9	LTV Ratios 44

HSBC Finance Corporation

Loans and advances - see Receivables, net	Reconciliation of U.S. GAAP results to Group Reporting Basis 43
Loan impairment charges - see Provision for credit losses	Related party transactions 25
Market risk 71	Repurchase liability 49
Market turmoil - see Economic environment	Reputational risk 72
Model risk 72	Results of operations 46
Mortgage Lending products 10, 44	Risk management:
Net interest income 46	compliance 72
New accounting pronouncements 36	credit 69
Operating expenses 49	interest rate 71
Operational risk 72	liquidity 69
Other revenues 47	market 71
Pension and other postretirement benefits 25	model 72
Pension risk 72	operational 72
Performance, developments and trends 41	overview 68
Profit (loss) before tax:	pension 72
by segment - Group Reporting Basis 28, 51	reputational 72
consolidated 28	security and fraud 72
Provision for credit losses 47	strategic 72
Ratios:	Security and fraud risk 72
capital 66	Segment results - Group Reporting Basis:
charge-off (net) 58	consumer 27, 50
credit loss reserve related 54	overall summary 27, 50
delinquency 56	Selected financial data 41
earnings to fixed charges - Exhibit 12	Sensitivity:
efficiency 50	projected net interest income 71
financial 41	Statement of cash flows 7
Re-aged receivables 64	Statement of changes in shareholders' equity 6
Real estate owned 45	Statement of comprehensive income (loss) 4
Receivables:	Statement of income (loss) 3
by category 10, 44	Strategic initiatives and focus 40
by charge-off (net) 58	Strategic risk 72
by delinquency 56	Surety bond 26, 50
geographic concentration 65	Table of contents 2
held for sale 16	Tax expense 50
in process of foreclosure 13	Troubled debt restructures 11, 55
modified and/or re-aged 61	Variable interest entities 29
nonaccrual 10, 59
overall review 44
risk concentration 65
troubled debt restructures 11, 55

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 3, 2016

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

3(ii)
Bylaws of HSBC Finance Corporation, as Amended and Restated effective April 28, 2016 (incorporated by reference to Exhibit 3.2 to HSBC Finance Corporation's Current Report on Form 8-K filed May 2, 2016).

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.