Form 10-Q
period 2016-06-30
HSBC Finance Corp
filed 2016-08-03
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At July 29, 2016, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

PART I

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Interest income	$286	$407	$628	$839
Interest expense on debt held by:
Non-affiliates	94	186	201	381
HSBC affiliates	52	53	105	106
Interest expense	146	239	306	487
Net interest income	140	168	322	352
Provision for credit losses	12	192	49	219
Net interest income after provision for credit losses	128	(24)	273	133
Other revenues:
Derivative related income (expense)	3	90	(112)	(7)
Gain on debt designated at fair value and related derivatives	16	74	40	133
Servicing and other fees from HSBC affiliates	2	6	6	12
Lower of amortized cost or fair value adjustment on receivables held for sale	(56)	(54)	(111)	(71)
Gain on sale of real estate secured receivables	423	18	423	18
Other income	4	4	13	11
Total other revenues	392	138	259	96
Operating expenses:
Salaries and employee benefits	34	61	72	103
Occupancy and equipment expenses, net	4	8	10	16
Real estate owned expenses	2	1	5	5
Support services from HSBC affiliates	38	58	80	112
Provision for securities litigation liability	575	350	575	350
Other expenses	60	44	109	84
Total operating expenses	713	522	851	670
Loss from continuing operations before income tax	(193)	(408)	(319)	(441)
Income tax benefit	(63)	(200)	(119)	(228)
Loss from continuing operations	(130)	(208)	(200)	(213)
Discontinued operations:
Loss from discontinued operations before income tax	(2)	(9)	(9)	(9)
Income tax benefit (expense)	(2)	1	1	1
Loss from discontinued operations	(4)	(8)	(8)	(8)
Net loss	$(134)	$(216)	$(208)	$(221)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net loss	$(134)	$(216)	$(208)	$(221)
Other comprehensive income, net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	7	9	15	20
Pension and postretirement benefit plan adjustments	(2)	—	(3)	—
Other comprehensive income, net of tax	5	9	12	20
Total comprehensive income (loss)	$(129)	$(207)	$(196)	$(201)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2016	December 31, 2015
	(in millions, except share data)
Assets
Cash	$271	$124
Securities purchased under agreements to resell	2,771	2,724
Receivables, net (including $1.3 billion and $1.7 billion at June 30, 2016 and December 31, 2015, respectively, collateralizing long-term debt and net of credit loss reserves of $254 million and $311 million at June 30, 2016 and December 31, 2015, respectively)	8,038	8,987
Receivables held for sale	3,796	8,265
Real estate owned	58	88
Deferred income taxes, net	2,933	2,923
Other assets	1,111	1,021
Assets of discontinued operations	1	13
Total assets	$18,979	$24,145
Liabilities
Debt:
Due to affiliates (including $484 million and $496 million at June 30, 2016 and December 31, 2015, respectively, carried at fair value)	$5,412	$5,925
Long-term debt (including $1.4 billion and $3.3 billion at June 30, 2016 and December 31, 2015, respectively, carried at fair value and $644 million and $879 million at June 30, 2016 and December 31, 2015, respectively, collateralized by receivables)	5,229	9,510
Total debt	10,641	15,435
Derivative related liabilities	—	57
Liability for postretirement benefits	143	143
Other liabilities	2,320	1,773
Liabilities of discontinued operations	73	102
Total liabilities	13,177	17,510
Shareholders’ equity
Redeemable preferred stock:
Series B ($0.01 par value, 1,501,100 shares authorized at both June 30, 2016 and December 31, 2015; 575,000 shares issued and outstanding at December 31, 2015)	—	575
Series C ($0.01 par value, 1,000 shares authorized; 1,000 shares issued and outstanding at both June 30, 2016 and December 31, 2015)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued and outstanding at both June 30, 2016 and December 31, 2015)	—	—
Additional paid-in-capital	23,183	23,245
Accumulated deficit	(18,407)	(18,199)
Accumulated other comprehensive income	26	14
Total common shareholder’s equity	4,802	5,060
Total shareholders’ equity	5,802	6,635
Total liabilities and shareholders’ equity	$18,979	$24,145

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30,	2016	2015
	(in millions)
Preferred stock
Balance at beginning of period	$1,575	$1,575
Redemption of Series B preferred stock	(575)	—
Balance at end of period	1,000	1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in-capital
Balance at beginning of period	23,245	23,381
Dividends on preferred stock	(63)	(62)
Employee benefit plans, including transfers and other	1	2
Balance at end of period	23,183	23,321
Accumulated deficit
Balance at beginning of period	(18,199)	(17,768)
Net loss	(208)	(221)
Balance at end of period	(18,407)	(17,989)
Accumulated other comprehensive income (loss)
Balance at beginning of period	14	(65)
Other comprehensive income	12	20
Balance at end of period	26	(45)
Total common shareholder’s equity at end of period	4,802	5,287
Total shareholders' equity at end of period	$5,802	$6,862

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2016	2015
	(in millions)
Cash flows from operating activities
Net loss	$(208)	$(221)
Loss from discontinued operations	(8)	(8)
Loss from continuing operations	(200)	(213)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Provision for credit losses	49	219
Lower of amortized cost or fair value adjustment on receivables held for sale	111	71
Gain on sale of real estate secured receivables	(423)	(18)
Gain on sale of real estate owned, including lower of amortized cost or fair value adjustments	(1)	(4)
Provision for securities litigation liability	575	350
Depreciation and amortization	1	4
Mark-to-market on debt designated at fair value and related derivatives	(13)	(16)
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	114	(380)
Net change in other assets	(102)	(160)
Net change in other liabilities	(28)	(24)
Other, net	8	9
Cash provided by (used in) operating activities – continuing operations	91	(162)
Cash provided by (used in) operating activities – discontinued operations	(26)	20
Cash provided by (used in) operating activities	65	(142)
Cash flows from investing activities
Net change in securities purchased under agreements to resell	(47)	2,771
Net change in interest bearing deposits with banks	—	(2)
Receivables:
Net collections	962	1,052
Proceeds from sales of receivables	4,667	321
Proceeds from sales of real estate owned	74	113
Sales of properties and equipment	2	—
Cash provided by investing activities – continuing operations	5,658	4,255
Cash provided by investing activities – discontinued operations	—	—
Cash provided by investing activities	5,658	4,255

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Six Months Ended June 30,	2016	2015
	(in millions)
Cash flows from financing activities
Debt:
Net change in due to affiliates	(501)	(1,002)
Long-term debt retired	(4,439)	(3,054)
Redemption of preferred stock	(575)	—
Shareholders’ dividends	(63)	(62)
Cash used in financing activities – continuing operations	(5,578)	(4,118)
Cash used in financing activities – discontinued operations	—	—
Cash used in financing activities	(5,578)	(4,118)
Net change in cash	145	(5)
Cash at beginning of period(1)	136	175
Cash at end of period(2)	$281	$170
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$44	$74
Transfer of receivables to held for sale	293	10,002

(1)	Cash at beginning of period includes $12 million and $18 million for discontinued operations at January 1, 2016 and 2015, respectively.

(2)	Cash at end of period includes $10 million and $17 million for discontinued operations at June 30, 2016 and 2015, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	8	Pension and Other Postretirement Benefits	29
2	Receivables, net	10	9	Related Party Transactions	29
3	Credit Loss Reserves	15	10	Business Segments	32
4	Receivables Held for Sale	17	11	Variable Interest Entities	34
5	Fair Value Option	22	12	Fair Value Measurements	35
6	Derivative Financial Instruments	23	13	Litigation and Regulatory Matters	41
7	Accumulated Other Comprehensive Loss	28	14	New Accounting Pronouncements	42

1.	Organization and Basis of Presentation

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
During the third quarter of 2015, we reclassified preferred dividends within common shareholder's equity in order to properly present dividends as a reduction to additional paid-in-capital rather than as an increase to accumulated deficit for all periods. Total common shareholder's equity, total shareholders' equity and reported net income for June 30, 2015 was unaffected. The following table reflects the impact of this reclassification for the prior year quarter below:

June 30, 2015
(in millions)
Additional Paid-in-Capital:
As previously reported	$23,989
After reclassification	23,321

Accumulated Deficit:
As previously reported	$(18,657)
After reclassification	(17,989)

Cumulative dividends reclassified	$668
Additionally, during the six months ended June 30, 2016, our income tax benefit was impacted by a reversal of approximately $15 million associated with an out of period adjustment to our deferred tax asset balance.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Unless otherwise noted, information included in these notes to the consolidated financial statements relates to continuing operations

HSBC Finance Corporation

for all periods presented. See Note 3, "Discontinued Operations," in our 2015 Form 10-K for further details. Interim results should not be considered indicative of results in future periods.

2.	Receivables, net

Receivables consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Real estate secured:
First lien	$6,486	$7,302
Second lien	1,674	1,854
Total real estate secured receivables	8,160	9,156
Accrued interest income and other	132	142
Credit loss reserve for receivables	(254)	(311)
Total receivables, net	$8,038	$8,987
Deferred origination fees, net of costs, totaled $63 million and $71 million at June 30, 2016 and December 31, 2015, respectively, and are included in the receivables balance. Net unamortized premium on our receivables totaled $31 million and $35 million at June 30, 2016 and December 31, 2015, respectively, and are also included in the receivables balance.
Collateralized funding transactions  Secured financings previously issued under public trusts with a balance of $644 million at June 30, 2016 are secured by $1,260 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $879 million at December 31, 2015 were secured by $1,654 million of closed-end real estate secured receivables.
Aging Analysis of Past Due Receivables The following tables summarize the past due status of our receivables (excluding receivables held for sale) at June 30, 2016 and December 31, 2015. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the terms of the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-aging.

	Past Due		Total Past Due		Total Receivables(2)
June 30, 2016	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$130	$147	$277	$6,209	$6,486
Second lien	85	45	130	1,544	1,674
Total real estate secured receivables	$215	$192	$407	$7,753	$8,160

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2015	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$179	$219	$398	$6,904	$7,302
Second lien	98	62	160	1,694	1,854
Total real estate secured receivables	$277	$281	$558	$8,598	$9,156

(1)	Receivables less than 30 days past due are presented as current.

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
Nonaccrual receivables and nonaccrual receivables held for sale consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Nonaccrual receivable portfolios(1):
Real estate secured(2)	$197	$283
Receivables held for sale	442	386
Total nonaccrual receivables(3)	$639	$669

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

(2)
At June 30, 2016 and December 31, 2015, nonaccrual real estate secured receivables held for investment include $139 million and $187 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
Nonaccrual receivables do not include receivables totaling $452 million and $501 million at June 30, 2016 and December 31, 2015, respectively, which are less than 90 days contractually delinquent and not accruing interest.

The following table provides additional information on our total nonaccrual receivables:

Six Months Ended June 30,	2016	2015
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$41	$81
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual receivables during the period	9	19
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

HSBC Finance Corporation

Loan. There are no credit loss reserves associated with TDR Loans classified as held for sale as they are carried at the lower of amortized cost or fair value.
The following table presents information about receivables held for investment and receivables held for sale which as a result of any account management action taken during the three and six months ended June 30, 2016 and 2015 became classified as TDR Loans as well as a summary of the type of account management action taken.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Real estate secured receivables classified as TDR Loans during the period:
First lien held for investment	$15	$17	$33	$142
Second lien held for investment	10	12	33	28
Real estate secured receivables held for sale	42	77	113	87
Total	$67	$106	$179	$257

Types of account management actions taken during the period:
Modifications, primarily interest rate modifications	$26	$40	$82	$100
Re-age of past due account	41	66	97	157
Total	$67	$106	$179	$257
The tables below present information about our TDR Loans and TDR Loans held for sale, including the related allowance for credit losses.

	June 30, 2016		December 31, 2015
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)
Real estate secured:
First lien(2)	$702	$809	$870	$1,003
Second lien(2)	620	687	652	732
Real estate secured receivables held for sale(3)	3,192	3,961	6,044	7,317
Total real estate secured TDR Loans	$4,514	$5,457	$7,566	$9,052

Credit loss reserves for TDR Loans:(4)
Real estate secured:
First lien	$66		$95
Second lien	125		135
Total credit loss reserves for real estate secured TDR Loans(3)	$191		$230

(1)
At June 30, 2016 and December 31, 2015, the unpaid principal balance reflected above includes $725 million and $740 million, respectively, which have received a reduction in the unpaid principal balance as part of an account management action.

(2)
At June 30, 2016 and December 31, 2015, the carrying value of TDR Loans held for investment totaling $213 million and $250 million, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)	There are no credit loss reserves associated with receivables classified as held for sale as they are carried at the lower of amortized cost or fair value.

(4)	Included in credit loss reserves.

HSBC Finance Corporation

The following table provides additional information about the average balance and interest income recognized on TDR Loans and TDR Loans held for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$4,940	$9,715	$5,857	$9,972
Second lien	714	864	732	884
Total average balance of TDR Loans	$5,654	$10,579	$6,589	$10,856
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$75	$175	$212	$355
Second lien	18	22	38	44
Total interest income recognized on TDR Loans	$93	$197	$250	$399
The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Real estate secured:
First lien	$3	$7	$7	$62
Second lien	4	5	8	14
Real estate secured receivables held for sale	18	37	38	39
Total	$25	$49	$53	$115
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

	June 30, 2016		December 31, 2015
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured receivables(1):
First lien	$186	2.87%	$272	3.73%
Second lien	73	4.36	94	5.07
Real estate secured receivables held for sale	563	14.83	569	6.88
Total real estate secured receivables(2)	$822	6.88%	$935	5.37%

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

HSBC Finance Corporation

(2)	At June 30, 2016 and December 31, 2015, total real estate secured receivables include $369 million and $363 million, respectively, that are in the process of foreclosure.
Nonperforming The following table summarizes the status of receivables and receivables held for sale.

	Accruing Loans	Nonaccrual Loans(4)	Total
	(in millions)
At June 30, 2016(1)
Real estate secured(2)(3)	$7,963	$197	$8,160
Real estate secured receivables held for sale	3,354	442	3,796
Total	$11,317	$639	$11,956
At December 31, 2015(1)
Real estate secured(2)(3)	$8,873	$283	$9,156
Real estate secured receivables held for sale	7,879	386	8,265
Total	$16,752	$669	$17,421

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

(2)
At June 30, 2016 and December 31, 2015, nonperforming real estate secured receivables held for investment include $139 million and $187 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
At June 30, 2016 and December 31, 2015, nonperforming real estate secured receivables held for investment include $133 million and $178 million, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

(4)
Nonperforming receivables do not include receivables totaling $452 million and $501 million at June 30, 2016 and December 31, 2015, respectively, which are less than 90 days contractually delinquent and not accruing interest.

Troubled debt restructurings  See discussion of TDR Loans above for further details on this credit quality indicator.

HSBC Finance Corporation

3.	Credit Loss Reserves

The following table summarizes the changes in credit loss reserves for real estate secured receivables by product and the related receivable balance by product during the three and six months ended June 30, 2016 and 2015:

	Real Estate Secured
	First Lien	Second Lien	Total
	(in millions)
Three Months Ended June 30, 2016:
Credit loss reserve rollforward:
Credit loss reserve balances at beginning of period	$109	$163	$272
Provision for credit losses(1)	9	3	12
Net charge-offs:
Charge-offs(1)(2)	(16)	(16)	(32)
Recoveries	—	2	2
Total net charge-offs	(16)	(14)	(30)
Credit loss reserve balance at end of period	$102	$152	$254
Six Months Ended June 30, 2016:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$137	$174	$311
Provision for credit losses(1)	32	17	49
Net charge-offs:
Charge-offs(1)(2)	(69)	(42)	(111)
Recoveries	2	3	5
Total net charge-offs	(67)	(39)	(106)
Credit loss reserve balance at end of period	$102	$152	$254
Reserve components:
Collectively evaluated for impairment	$35	$27	$62
Individually evaluated for impairment(3)	57	125	182
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	10	—	10
Total credit loss reserves	$102	$152	$254
Receivables:
Collectively evaluated for impairment	$5,735	$1,048	$6,783
Individually evaluated for impairment(3)	511	598	1,109
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	240	28	268
Total receivables	$6,486	$1,674	$8,160
Three Months Ended June 30, 2015:
Credit loss reserve rollforward:
Credit loss reserve balances at beginning of period	$1,839	$271	$2,110
Provision for credit losses(1)	167	25	192
Net charge-offs:
Charge-offs(1)(2)	(1,808)	(90)	(1,898)
Recoveries	2	2	4
Total net charge-offs	(1,806)	(88)	(1,894)
Credit loss reserve balance at end of period	$200	$208	$408

HSBC Finance Corporation

	Real Estate Secured
	First Lien	Second Lien	Total
	(in millions)
Six Months Ended June 30, 2015:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$1,898	$319	$2,217
Provision for credit losses(1)	204	15	219
Net charge-offs:
Charge-offs(1)(2)	(1,916)	(129)	(2,045)
Recoveries	14	3	17
Total net charge-offs	(1,902)	(126)	(2,028)
Credit loss reserve balance at end of period	$200	$208	$408
Reserve components:
Collectively evaluated for impairment	$58	$49	$107
Individually evaluated for impairment(3)	129	159	288
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	13	—	13
Total credit loss reserves	$200	$208	$408
Receivables:
Collectively evaluated for impairment	$7,114	$1,367	$8,481
Individually evaluated for impairment(3)	806	679	1,485
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	315	26	341
Total receivables	$8,235	$2,072	$10,307

(1)
The provision for credit losses and charge-offs for real estate secured receivables during the three and six months ended June 30, 2016 include $6 million and $19 million, respectively, related to the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. For the three and six months ended June 30, 2015, the provision for credit losses and charge-offs included $220 million and $220 million, respectively, related to the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. See Note 4, "Receivables Held for Sale," for additional information. During the three and six months ended June 30, 2016, net charge-offs dollars were impacted by an out of period adjustment which decreased net charge-offs by $12 million in order to properly reflect charge-offs for receivables which received a partial forgiveness of principal as a result of an account modification in prior periods. The provision for credit losses for real estate secured receivables during the six months ended June 30, 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the three and six months ended June 30, 2016 and 2015 and, accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $4 million and $24 million during the three and six months ended June 30, 2016, compared with $1,578 million and $1,593 million during the three and six months ended June 30, 2015, respectively.

(3)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $213 million and $256 million at June 30, 2016 and 2015, respectively. The reserve component above excludes credit loss reserves totaling $9 million and $10 million at June 30, 2016 and 2015, respectively, for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. These receivables and credit loss reserves are reflected within receivables and credit loss reserves carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

HSBC Finance Corporation

4.	Receivables Held for Sale

Real Estate Secured Receivables Real estate secured receivables held for sale which are carried at the lower of amortized cost or fair value are comprised of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Real estate secured receivables held for sale:
First lien	$3,696	$8,110
Second lien	100	155
Total real estate secured receivables held for sale	$3,796	$8,265
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
During the three and six months ended June 30, 2016, we transferred real estate secured receivables to held for sale with a total unpaid principal balance (excluding accrued interest) of approximately $76 million and $358 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $75 million and $342 million, respectively, including accrued interest. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During the three and six months ended June 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale totaling $8 million and $25 million, respectively. Of this amount, $6 million and $19 million, respectively, was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss) and $2 million and $6 million, respectively, was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss).
During the three and six months ended June 30, 2016, we recorded $62 million and $130 million, respectively, of additional lower of amortized cost or fair value adjustment on receivables held for sale as a component of total other revenues in the consolidated statement of income (loss) related to changes in fair value as a result of establishing separate pools for receivables being marketed. Removing these receivables from their risk-based grouping impacts the valuation of the receivables remaining in the risked-based pools.
During the three and six months ended June 30, 2015, we transferred real estate secured receivables to held for sale with an unpaid principal balance (excluding accrued interest) of approximately $11,000 million and $11,431 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $11,504 million and $11,815 million, respectively, including accrued interest. During the three and six months ended June 30, 2015, we recorded an initial lower of amortized cost or fair value adjustment of $220 million associated with the newly transferred loans all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss).

HSBC Finance Corporation

During the three and six months ended June 30, 2015, we recorded an additional lower of amortized cost or fair value of $53 million and $53 million, respectively, related to changes in fair value as a result of a change in the estimated pricing on specific pools of receivables.
We continue to make progress in our strategy to accelerate the run-off and sale of our real estate secured receivable portfolio. During the three and six months ended June 30, 2016, we completed sales of pools of real estate secured receivables with an unpaid principal balance of $4,722 million (aggregate carrying value of $4,219 million) at the time of sale to third-party investors. Aggregate cash consideration received totaled $4,667 million and we recorded a gain on sale of $423 million, including transaction costs, during the second quarter of 2016.
In July 2016, we completed the sale of a pool of real estate secured receivables with an unpaid principal balance of $930 million (aggregate carrying value of $707 million) at the time of sale to a third-party investor. Aggregate cash consideration received totaled $716 million. We currently expect that during the third quarter of 2016 we will record a loss of approximately $5 million, which includes transaction costs.
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
Receivable Held for Sale Activity During the Period The following table summarizes the activity in receivables held for sale during the three and six months ended June 30, 2016 and 2015:

HSBC Finance Corporation

Receivables Held for Sale
(in millions)
Three Months Ended June 30, 2016:
Real estate secured receivables held for sale at beginning of period	$8,185
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	63
Real estate secured receivable sales	(4,219)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(54)
Carrying value of real estate secured receivables held for sale transferred to REO	(20)
Carrying value of real estate secured receivables held for sale settled through short sale	(10)
Change in real estate secured receivable balance, including collections	(149)
Real estate secured receivables held for sale at end of period(3)	$3,796

Six Months Ended June 30, 2016:
Real estate secured receivables held for sale at beginning of period	$8,265
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	293
Real estate secured receivable sales	(4,219)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(105)
Carrying value of real estate secured receivables held for sale transferred to REO	(34)
Carrying value of real estate secured receivables held for sale settled through short sale	(18)
Change in real estate secured receivable balance, including collections	(386)
Real estate secured receivables held for sale at end of period(3)	$3,796

Three Months Ended June 30, 2015:
Real estate secured receivables held for sale at beginning of period	$1,097
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	9,706
Real estate secured receivable sales	(301)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(54)
Carrying value of real estate secured receivables held for sale transferred to REO	(22)
Carrying value of real estate secured receivables held for sale settled through short sale	(15)
Change in real estate secured receivable balance, including collections	(101)
Real estate secured receivables held for sale at end of period(3)	$10,310

Six Months Ended June 30, 2015:
Real estate secured receivables held for sale at beginning of period	$860
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	10,002
Real estate secured receivable sales	(301)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(71)
Carrying value of real estate secured receivables held for sale transferred to REO	(46)
Carrying value of real estate secured receivables held for sale settled through short sale	(26)
Change in real estate secured receivable balance, including collections	(108)
Real estate secured receivables held for sale at end of period(3)	$10,310

(1)
The initial lower of amortized cost or fair value adjustment on receivables transferred into held for sale during the three and six months ended June 30, 2016 totaled $8 million and $25 million, respectively. During the three and six months ended June 30, 2015, there was $220 million initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale.

(2)	Amount includes any accrued interest associated with the receivable.

(3)	Real estate secured receivables held for sale in the table above are presented net of the valuation allowance.

HSBC Finance Corporation

The following table provides a rollforward of our valuation allowance for the three and six months ended June 30, 2016 and 2015. See Note 12, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Balance at beginning of period	$86	$—	$13	$—
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	2	—	6	—
Increase in valuation allowance resulting from changes in fair value	62	53	130	53
Change in valuation allowance for receivables sold	—	(21)	—	(21)
Change in valuation allowance for collections, charged-off, transferred to REO or short sale	—	1	1	1
Balance at end of period	$150	$33	$150	$33

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment during the three and six months ended June 30, 2016 and 2015:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
(Income)/Expense	Fair Value	Settlement (Including Short Sales)	Total
	(in millions)
Three Months Ended June 30, 2016:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$6	$—	$6
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	2	—	2
Subsequent to initial transfer to held for sale	62	(8)	54
Lower of amortized cost or fair value adjustment recorded through other revenues	64	(8)	56
Lower of amortized cost or fair value adjustment	$70	$(8)	$62
Three Months Ended June 30, 2015:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$220	$—	$220
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	—	—	—
Subsequent to initial transfer to held for sale	53	1	54
Lower of amortized cost or fair value adjustment recorded through other revenues	53	1	54
Lower of amortized cost or fair value adjustment	$273	$1	$274
Six Months Ended June 30, 2016:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$19	$—	$19
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	6	—	6
Subsequent to initial transfer to held for sale	130	(25)	105
Lower of amortized cost or fair value adjustment recorded through other revenues	136	(25)	111
Lower of amortized cost or fair value adjustment	$155	$(25)	$130
Six Months Ended June 30, 2015:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$220	$—	$220
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	—	—	—
Subsequent to initial transfer to held for sale	53	18	71
Lower of amortized cost or fair value adjustment recorded through other revenues	53	18	71
Lower of amortized cost or fair value adjustment	$273	$18	$291

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

HSBC Finance Corporation

5.	Fair Value Option

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

	June 30, 2016	December 31, 2015
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$1,419	$3,257
Due to affiliates	484	496
Total fixed rate debt accounted for under FVO	$1,903	$3,753

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$1,785	$3,598

Fixed rate long-term debt not accounted for under FVO	$3,166	$4,074

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $237 million at June 30, 2016 and decreased the debt balance by $283 million at December 31, 2015.

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. See Note 12, "Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.
The following table summarizes the components of the gain on debt designated at fair value and related derivatives for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$12	$64	$18	$113
Credit risk component	8	8	19	34
Total mark-to-market on debt designated at fair value	20	72	37	147
Mark-to-market on the related derivatives(1)(2)	(15)	(54)	(24)	(131)
Net realized gains on the related derivatives(1)	11	56	27	117
Gain on debt designated at fair value and related derivatives	$16	$74	$40	$133

(1)
The derivatives associated with debt designated at fair value are economic hedges but do not qualify for hedge accounting. See Note 6, "Derivative Financial Instruments," for additional discussion of these non-qualifying hedges.

(2)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a gain of $20 million and a loss of $83 million for the three months ended June 30, 2016 and 2015, respectively, and a loss of $46 million and a gain of $207 million for the six months ended June 30, 2016 and 2015, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a loss of $20 million and a gain of $83 million for the three months ended June 30, 2016 and 2015, respectively, and a gain of $46 million and a loss of $207 million for the six months ended June 30, 2016 and 2015, respectively.

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and differences in

HSBC Finance Corporation

the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of our interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $118 million and $155 million at June 30, 2016 and December 31, 2015, respectively.
The change in the fair value of the debt and the change in value of the related derivatives during the three and six months ended June 30, 2016 and 2015 reflects the following:

•
Interest rate curve – During the three and six months ended June 30, 2016 and 2015, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•
Credit – Our secondary market credit spreads widened during both the three and six months ended June 30, 2016 and 2015. The gain in the credit risk component was lower during the current year periods as a result of lower levels of fair value option debt outstanding as a significant amount of our fair value option debt and related derivatives matured subsequent to June 30, 2015.

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
At June 30, 2016 and December 31, 2015, we had derivative contracts with a notional amount of $2.2 billion and $8.9 billion, respectively, all of which is outstanding with HSBC Bank USA making them our sole counterparty in derivative transactions. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with the affiliate counterparty requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with the affiliate counterparty required us to provide collateral to the affiliate of $115 million at June 30, 2016 and $491 million at December 31, 2015, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as derivative financial assets or derivative related liabilities which are included as a component of other assets and other liabilities, respectively.

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

	June 30, 2016		December 31, 2015
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges associated with debt:
Interest rate swaps	$—	$—	$—	$(18)
Currency swaps	109	(51)	97	(178)
Cash flow hedges	109	(51)	97	(196)

Non-qualifying hedge activities:
Derivatives not designated as hedging instruments:
Interest rate swaps	—	—	20	(286)
Derivatives not designated as hedging instruments	—	—	20	(286)

Derivatives associated with debt carried at fair value:
Interest rate swaps	—	—	4	—
Currency swaps	39	(200)	14	(201)
Derivatives associated with debt carried at fair value	39	(200)	18	(201)
Total derivatives	148	(251)	135	(683)
Less: Gross amounts offset in the balance sheet(2)	(148)	251	(135)	626
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$—	$—	$(57)

(1)	All of our derivatives are bilateral over-the-counter derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral paid of $115 million at June 30, 2016 and $491 million at December 31, 2015. At June 30, 2016 and December 31, 2015, we did not have any financial instrument collateral received/posted.

(3)	At June 30, 2016 and December 31, 2015, we had not received any cash not subject to an enforceable master netting agreement.
Fair Value Hedges  At June 30, 2016 and December 31, 2015, we do not have any active fair value hedges. We recorded fair value adjustments to the carrying value of our debt for terminated fair value hedges which decreased the debt balance by $15 million at June 30, 2016 and $15 million at December 31, 2015.
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) net of tax and totaled losses of less than $1 million at June 30, 2016 and $15 million at December 31, 2015, respectively. We expect less than $1 million of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant impact to our earnings.

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2016	2015		2016	2015		2016	2015
	(in millions)			(in millions)			(in millions)
Three Months Ended June 30,
Interest rate swaps	$7	$11	Interest expense	$—	$—	Derivative related income (expense)	$—	$—
Currency swaps	(1)	1	Interest expense	(4)	(3)	Derivative related income (expense)	1	9
Total	$6	$12		$(4)	$(3)		$1	$9

Six Months Ended June 30,
Interest rate swaps	$18	$20	Interest expense	$—	$—	Derivative related income (expense)	$—	$—
Currency swaps	(1)	6	Interest expense	(7)	(6)	Derivative related income (expense)	5	7
Total	$17	$26		$(7)	$(6)		$5	$7
Non-Qualifying Hedging Activities  Previously we entered into interest rate swaps which were not designated as hedges under derivative accounting principles. These financial instruments were economic hedges but did not qualify for hedge accounting and were primarily used to minimize our exposure to changes in interest rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets. As we continued to make progress in our strategy to accelerate the run-off and sales of our real estate secured receivable portfolio, the dynamics of the duration of our receivables due to lower prepayment rates and the corresponding increase in interest rate risk began changing. As a result, in the fourth quarter of 2015, we began reducing the size of this portfolio of interest rate swaps. During the second quarter of 2016, we terminated all of the remaining interest rate swaps in this portfolio of non-qualifying hedges which had a notional value of $2.6 billion at the time of termination.
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in millions)
Interest rate contracts	Derivative related income (expense)	$2	$81	$(117)	$(14)
Total		$2	$81	$(117)	$(14)
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

HSBC Finance Corporation

The following table provides the gain or loss recorded on the derivatives related to fair value option debt. See Note 5, “Fair Value Option,” for further discussion.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$—	$1	$—	$3
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	(4)	1	3	(17)
Total		$(4)	$2	$3	$(14)
Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	June 30, 2016	December 31, 2015
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$1,300
Currency swaps	631	1,588
	631	2,888
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	—	2,624
	—	2,624
Derivatives associated with debt carried at fair value:
Interest rate swaps	—	1,859
Currency swaps	1,562	1,562
	1,562	3,421
Total	$2,193	$8,933

HSBC Finance Corporation

7.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

	2016	2015
	(in millions)
Three Months Ended June 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(7)	$(41)
Other comprehensive income for period:
Net gains arising during period, net of tax of $2 million and $4 million, respectively	4	7
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $1 million, respectively(1)	3	2
Total other comprehensive income for period	7	9
Balance at end of period	—	(32)
Pension and postretirement benefit plan liability:
Balance at beginning of period	28	(13)
Other comprehensive income for period:
Reclassification adjustment for gains realized in net income, net of tax of $- million and $- million, respectively	(2)	—
Total other comprehensive loss for period	(2)	—
Balance at end of period	26	(13)
Total accumulated other comprehensive gain (loss) at end of period	$26	$(45)

Six Months Ended June 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(15)	$(52)
Other comprehensive income for period:
Net gains arising during period, net of tax of $6 million and $9 million, respectively	11	16
Reclassification adjustment for losses realized in net income, net of tax of $3 million and $2 million, respectively(1)	4	4
Total other comprehensive income for period	15	20
Balance at end of period	—	(32)
Pension and postretirement benefit plan liability:
Balance at beginning of period	29	(13)
Other comprehensive income for period:
Reclassification adjustment for gains realized in net income, net of tax of $(1) million and $- million, respectively	(3)	—
Total other comprehensive loss for period	(3)	—
Balance at end of period	26	(13)
Total accumulated other comprehensive gain (loss) at end of period	$26	$(45)

(1)
The amounts reclassified during the three and six months ended June 30, 2016 and 2015 relate to interest rate and currency swaps and are included as a component of interest expense in our consolidated statement of income.

HSBC Finance Corporation

8.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plan The components of pension expense for the defined benefit pension plan recorded in our consolidated statement of income and shown in the table below reflect the portion of pension expense of the combined HSBC North America Pension Plan (either the "HSBC North America Pension Plan" or the "Plan") which has been allocated to us.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Interest cost on projected benefit obligation	$12	$12	$24	$24
Expected return on assets	(14)	(17)	(28)	(33)
Amortization of net actuarial loss	5	7	12	14
Administrative costs	1	1	2	2
Pension expense	$4	$3	$10	$7
Higher pension expense during the three and six months ended June 30, 2016 was primarily due to lower expected return on plan assets which reflects market conditions and a shift to more fixed income securities in the investment portfolio to better match pension liabilities.
Postretirement Plans Other Than Pensions The components of our net postretirement benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Interest cost	$1	$2	$2	$3
Amortization of reduction in liability resulting from plan amendment	(1)	—	(3)	—
Net periodic postretirement benefit cost	$—	$2	$(1)	$3

9.	Related Party Transactions

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

	June 30, 2016	December 31, 2015
	(in millions)
Assets:
Cash	$271	$124
Securities purchased under agreements to resell(1)	2,771	2,724
Other assets	77	128
Total assets	$3,119	$2,976
Liabilities:
Due to affiliates(2)	$5,412	$5,925
Other liabilities	67	62
Total liabilities	$5,479	$5,987

HSBC Finance Corporation

(1)
Securities under an agreement to resell are purchased from HSBC Securities (USA) Inc. and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances and excludes preferred stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$2	$2	$3	$4
Interest expense paid to HSBC affiliates(1)	(69)	(76)	(144)	(153)
Net interest income (expense)	$(67)	$(74)	$(141)	$(149)
Gain (loss) on FVO debt with affiliate	$12	$13	$12	$13
Servicing and other fees from HSBC affiliates	2	6	6	12
Support services from HSBC affiliates	(38)	(58)	(80)	(112)
Stock based compensation income (expense) with HSBC(2)	(1)	—	—	(1)

(1)
Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management hedges related to non-affiliated debt.

(2)
Certain employees participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in Salary and employee benefits in our consolidated statement of income (loss). Certain employees also participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America which are discussed in Note 8, “Pension and Other Postretirement Benefits.”

Funding Arrangements with HSBC Affiliates:
All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are now sourced primarily through HSBC USA Inc. ("HSBC USA") or HSBC North America. Due to affiliates consists of the following:

	June 30, 2016	December 31, 2015
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$—	$500
HSBC USA Inc.	3,012	3,012
HSBC Holdings plc (includes $484 million and $496 million at June 30, 2016 and December 31, 2015 carried at fair value, respectively)	800	813
HSBC North America Holdings Inc.	1,600	1,600
Due to affiliates	$5,412	$5,925
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries - These debt agreements matured in April 2016.
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement with HSBC USA, which expires during the fourth quarter of 2016. The credit agreement allows for borrowings with maturities of up to 5 years. At both June 30, 2016 and December 31, 2015, $3,012 million was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion which matures in 2021. Of this amount, HSBC Holdings plc holds $800 million at June 30, 2016 and $813 million at December 31, 2015.
HSBC North America Holdings Inc. - We had a $600 million loan agreement with HSBC North America which provided for three $200 million borrowings with maturities between 2034 and 2035. In July 2016, we fully repaid this $600 million loan agreement. In October 2015, we entered into a $1.0 billion loan agreement with HSBC North America which has a maturity date in October 2017.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either June 30, 2016 or December 31, 2015:

•	$1.0 billion, 364-day committed revolving credit facility with HSBC USA. This credit facility expires in May 2017; and

HSBC Finance Corporation

•	$1.0 billion, 364-day uncommitted revolving credit facility with HSBC North America. This credit facility expires in January 2017.
In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment in the securities litigation while we appealed the judgment. This surety bond was guaranteed by HSBC North America and we paid HSBC North America an annual fee for providing the guarantee which was included as a component of interest expense. Given the mandate of the Court of Appeals for the Seventh Circuit reversing the judgment, during the third quarter of 2015 we terminated the surety bond and related guarantee by HSBC North America. During the six months ended June 30, 2015, we recorded $3 million related to the guarantee provided by HSBC North America prior to its termination.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our sole counterparty in derivative transactions. The notional amount of derivative contracts outstanding with HSBC Bank USA totaled $2.2 billion and $8.9 billion at June 30, 2016 and December 31, 2015, respectively. The fair value of our agreements with HSBC Bank USA required us to provide collateral to HSBC Bank USA of $115 million at June 30, 2016 and $491 million at December 31, 2015, all of which was provided in cash. See Note 6, “Derivative Financial Instruments,” for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, in 2010, we issued 1,000 shares of Series C Preferred Stock to HSBC Investments (North America) Inc. for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $21 million and $43 million during the three and six months ended June 30, 2016 compared with $21 million and $43 million during the three and six months ended June 30, 2015, respectively. During periods in which there is an accumulated deficit, dividends on the Series C preferred stock are paid from additional paid-in-capital.
During the six months ended June 30, 2015, we had a deposit totaling $2,002 million with HSBC Bank USA at current market rates. At June 30, 2016 and December 31, 2015, we no longer maintained this deposit with HSBC Bank USA. Interest income earned on this deposit was included in interest income from HSBC affiliates in the table above and was insignificant during the three and six months ended June 30, 2015. As the deposit was terminated prior to December 31, 2015, there was no interest income during three and six months ended June 30, 2016.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $636 million and $696 million at June 30, 2016 and December 31, 2015, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

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

•	Banking services and other miscellaneous services are provided by other subsidiaries of HSBC, including HSBC Bank USA, which are included in Support services from HSBC affiliates.

HSBC Finance Corporation

10.	Business Segments

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. While these businesses are operating in run-off, they do not qualify to be reported as discontinued operations. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our 2015 Form 10-K.
Our segment results are presented in accordance with the Group Reporting Basis which apply IFRSs as issued by the IASB and endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are primarily made on this basis. However, we continue to monitor liquidity, capital adequacy and report to regulatory agencies on a U.S. GAAP basis.
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

HSBC Finance Corporation

The following table reconciles our segment results on the Group Reporting Basis to the U.S. GAAP consolidated totals:

	Group Reporting Basis Consumer Segment Totals	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2016:
Net interest income	$164	$(17)	$(7)	$140
Other operating income (Total other revenues)	80	305	7	392
Total operating income (loss)	244	288	—	532
Loan impairment charges (Provision for credit losses)	4	8	—	12
Net interest income and other operating income less loan impairment charges	240	280	—	520
Operating expenses	710	3	—	713
Profit (loss) before tax	$(470)	$277	$—	$(193)

Three Months Ended June 30, 2015:
Net interest income	$250	$(29)	$(53)	$168
Other operating income (Total other revenues)	127	(39)	50	138
Total operating income (loss)	377	(68)	(3)	306
Loan impairment charges (Provision for credit losses)	28	164	—	192
Net interest income and other operating income less loan impairment charges	349	(232)	(3)	114
Operating expenses	526	(1)	(3)	522
Profit (loss) before tax	$(177)	$(231)	$—	$(408)

Six Months Ended June 30, 2016:
Net interest income	$384	$(42)	$(20)	$322
Other operating income (Total other revenues)	(11)	250	20	259
Total operating income (loss)	373	208	—	581
Loan impairment charges (Provision for credit losses)	99	(50)	—	49
Net interest income and other operating income less loan impairment charges	274	258	—	532
Operating expenses	845	6	—	851
Profit (loss) before tax	$(571)	$252	$—	$(319)
Balances at end of period:
Customer loans (Receivables)	$11,861	$(3,681)	$(20)	$8,160
Assets	19,773	(795)	—	18,978

Six Months Ended June 30, 2015:
Net interest income	$531	$(69)	$(110)	$352
Other operating income (Total other revenues)	49	(60)	107	96
Total operating income (loss)	580	(129)	(3)	448
Loan impairment charges (Provision for credit losses)	49	170	—	219
Net interest income and other operating income less loan impairment charges	531	(299)	(3)	229
Operating expenses	674	(1)	(3)	670
Profit (loss) before tax	$(143)	$(298)	$—	$(441)
Balances at end of period:
Customer loans (Receivables)	$21,792	$(11,459)	$(26)	$10,307
Assets	28,960	(1,458)	—	27,502

HSBC Finance Corporation

(1)	Group Reporting Basis Adjustments consist of accounting differences between U.S. GAAP and the Group Reporting Basis which have been described in Note 18, "Business Segments," in our 2015 Form 10-K.

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and the Group Reporting Basis.
Loan impairment charges for the three and six months ended June 30, 2016, were impacted by an out of period adjustment which decreased net charge-offs by $16 million in order to properly reflect charge-offs for receivables which received a partial forgiveness of principal as a result of an account modification in prior periods. Additionally, the six months ended June 30, 2016 includes a loan impairment adjustment of approximately $100 million representing the cumulative impact of the correction of an error under the Group Reporting Basis of accounting and reporting policies. During the first quarter of 2016, management identified a calculation error in the loan impairment allowance model for the segment collectively evaluated for impairment. The cumulative impact of this item was an understatement of the loan impairment allowance of approximately $100 million at March 31, 2016. Loan impairment allowances under U.S. GAAP were unaffected.

11.	Variable Interest Entities

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
The assets and liabilities of the consolidated secured financing VIE consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Receivables, net:
Real estate secured receivables	$1,260	$—	$1,654	$—
Accrued interest income and other	54	—	76	—
Credit loss reserves	(68)	—	(94)	—
Receivables, net	1,246	—	1,636	—
Other liabilities	—	(19)	—	(22)
Long-term debt	—	644	—	879
Total	$1,246	$625	$1,636	$857

HSBC Finance Corporation

The assets of the consolidated VIE serve as collateral for the obligations of the VIE. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
Unconsolidated VIEs We do not have any unconsolidated VIEs.

12.	Fair Value Measurements

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

HSBC Finance Corporation

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
Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$271	$271	$271	$—	$—
Securities purchased under agreements to resell	2,771	2,771	—	2,771	—
Real estate secured receivables(1):
First lien	6,452	6,401	—	—	6,401
Second lien	1,586	1,039	—	—	1,039
Total real estate secured receivables	8,038	7,440	—	—	7,440
Real estate secured receivables held for sale	3,796	3,868	—	707	3,161
Due from affiliates	77	77	—	77	—
Financial liabilities:
Due to affiliates carried at fair value	484	484	—	484	—
Due to affiliates not carried at fair value	4,928	5,189	—	5,189	—
Long-term debt carried at fair value	1,419	1,419	—	1,419	—
Long-term debt not carried at fair value	3,810	4,140	—	4,140	—

HSBC Finance Corporation

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$124	$124	$124	$—	$—
Securities purchased under agreements to resell	2,724	2,724	—	2,724	—
Real estate secured receivables(1):
First lien	7,237	7,174	—	—	7,174
Second lien	1,750	1,156	—	—	1,156
Total real estate secured receivables	8,987	8,330	—	—	8,330
Real estate secured receivables held for sale	8,265	8,668	—	—	8,668
Due from affiliates	128	128	—	128	—
Financial liabilities:
Due to affiliates carried at fair value	496	496	—	496	—
Due to affiliates not carried at fair value	5,429	5,693	—	5,693	—
Long-term debt carried at fair value	3,257	3,257	—	3,257	—
Long-term debt not carried at fair value	6,253	6,664	—	6,664	—

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

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale at the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables may be heavily influenced by economic conditions, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2016 and December 31, 2015 reflect these market conditions. The estimated fair value of total real estate secured receivables held for investment as a percentage of carrying value at June 30, 2016 was essentially flat as compared with December 31, 2015 reflecting stable conditions in the housing industry during the first half of 2016. The fair value of receivables held for sale in total at June 30, 2016 continues to exceed the carrying value of these receivables as they are carried at the lower of amortized cost or fair value.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

HSBC Finance Corporation

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
June 30, 2016:
Derivative financial assets:
Currency swaps	$—	$148	$—	$—	$148
Derivative netting	—	—	—	(148)	(148)
Total derivative financial assets	—	148	—	(148)	—
Total assets	$—	$148	$—	$(148)	$—
Due to affiliates carried at fair value	$—	$(484)	$—	$—	$(484)
Long-term debt carried at fair value	—	(1,419)	—	—	(1,419)
Derivative related liabilities:
Currency swaps	—	(251)	—	—	(251)
Derivative netting	—	—	—	251	251
Total derivative related liabilities	—	(251)	—	251	—
Total liabilities	$—	$(2,154)	$—	$251	$(1,903)
December 31, 2015:
Derivative financial assets:
Interest rate swaps	$—	$24	$—	$—	$24
Currency swaps	—	111	—	—	111
Derivative netting	—	—	—	(135)	(135)
Total derivative financial assets	—	135	—	(135)	—
Total assets	$—	$135	$—	$(135)	$—
Due to affiliates carried at fair value	$—	$(496)	$—	$—	$(496)
Long-term debt carried at fair value	—	(3,257)	—	—	(3,257)
Derivative related liabilities:
Interest rate swaps	—	(304)	—	—	(304)
Currency swaps	—	(379)	—	—	(379)
Derivative netting	—	—	—	626	626
Total derivative related liabilities	—	(683)	—	626	(57)
Total liabilities	$—	$(4,436)	$—	$626	$(3,810)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a recurring basis during the three and six months ended June 30, 2016 or 2015.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2016 or 2015.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis at June 30, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Certain of the fair values in the table below were not obtained as of June 30, 2016 or 2015 but during the periods then ended. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2015 Form 10-K for discussion of our policy in measuring fair value.

	Non-Recurring Fair Value Measurements at June 30, 2016				Total Gains (Losses) for the Three Months Ended June 30, 2016	Total Gains (Losses) for the Six Months Ended June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$707	$3,089	$3,796	$(62)	$(130)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	268	—	268	(5)	(31)
Real estate owned(2)	—	69	—	69	(5)	(10)
Total assets at fair value on a non-recurring basis	$—	$1,044	$3,089	$4,133	$(72)	$(171)

	Non-Recurring Fair Value Measurements at June 30, 2015				Total Gains (Losses) for the Three Months Ended June 30, 2015	Total Gains (Losses) for the Six Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$109	$10,201	$10,310	$(54)	$(71)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	342	—	342	(55)	(127)
Real estate owned(2)	—	155	—	155	(5)	(9)
Total assets at fair value on a non-recurring basis	$—	$606	$10,201	$10,807	$(114)	$(207)

(1)	Total gains (losses) for the three and six months ended June 30, 2016 and 2015 include amounts recorded on receivables that were subsequently transferred to held for sale.

(2)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a non-recurring basis during the three and six months ended June 30, 2016 or 2015.
Significant Transfers Between Level 2 and Level 3 We transferred real estate secured receivables held for sale from Level 3 to Level 2 prior to the sale of these receivables totaling $3,627 million and $4,926 million during the three and six months ended June 30, 2016, respectively, compared with $109 million and $442 million, respectively, during the three and six months ended June 30, 2015. Receivables held for sale are reclassified from Level 3 to Level 2 upon execution of a sale agreement.
The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy at June 30, 2016 and December 31, 2015:

HSBC Finance Corporation

	Fair Value				Range of Inputs
Financial Instrument Type	June 30, 2016	Dec. 31, 2015	Valuation Technique	Significant Unobservable Inputs	June 30, 2016			December 31, 2015
	(in millions)
Receivables held for sale carried at the lower of amortized cost or fair value:
Real estate secured	$3,089	$8,265	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	100%	0%	-	100%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	15%	4%	-	14%

(1)
At June 30, 2016 and December 31, 2015, the weighted average collateral loss severity rate was 44 percent and 42 percent, respectively, taking into consideration both expected net cash flows as well as current collateral values.

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

HSBC Finance Corporation

Derivative financial assets and liabilities:  Derivative values are defined as the amount we would receive or pay to extinguish the contract using a market participant at the reporting date. The values are determined by management using a pricing system maintained by HSBC Bank USA. In determining these values, HSBC Bank USA uses quoted market prices, when available. For non-exchange traded contracts, such as interest rate swaps, fair value is determined using discounted cash flow modeling techniques. Valuation models calculate the present value of expected future cash flows based on models that utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. Valuations may be adjusted in order to ensure that those values represent appropriate estimates of fair value. These adjustments are generally required to reflect factors such as market liquidity and counterparty credit risk that can affect prices in arms-length transactions with unrelated third parties. Finally, other transaction specific factors such as the variety of valuation models available, the range of unobservable model inputs and other model assumptions can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.
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

13.    Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 22, "Litigation and Regulatory Matters," in our 2015 Form 10-K and in Note 14, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2016 (the "2016 First Quarter Form 10-Q"). Only matters with significant updates and new matters since our disclosure in our 2015 Form 10-K and 2016 First Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2015 Form 10-K and 2016 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation, governmental and regulatory matters, as well as for the legal matters disclosed in Note 22, "Litigation and Regulatory Matters," in our 2015 Form 10-K and in Note 14, "Litigation and Regulatory Matters," in the 2016 First Quarter Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which we believe we can make a reliable estimate, we believe a reasonable estimate could be as much as $550 million for HSBC Finance Corporation. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Litigation - Continuing Operations
Securities Litigation Jaffe v. Household International, Inc., et al. (N.D. Ill. No. 02 C5893) In June 2016, HSBC Finance Corporation agreed to pay $1,575 million to settle all claims. The court granted preliminary approval of the settlement in June 2016 and final

HSBC Finance Corporation

approval remains pending. The payment was made to an escrow account in July 2016 and will be held until final approval of the settlement.
Lender-Placed Insurance Matters As discussed in our 2015 Form 10-K, in January 2014, HSBC Mortgage Corporation (USA) and various other HSBC entities agreed to a settlement with the Massachusetts Attorney General concerning allegations of conflict of interest in placement of lender placed insurance and the HSBC entities paid approximately $4 million to be held in escrow until the settlement was finalized. On February 17, 2016, the settlement was finalized by the filing of an Assurance of Discontinuance in the Massachusetts Superior Court. The Massachusetts Attorney General began distributing settlement payments to borrowers in July 2016.
Litigation - Discontinued Operations
Credit Card Litigation In June 2016, the U.S. Court of Appeals for the Second Circuit issued a decision vacating class certification and approval of the class settlement in In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720 (E.D.N.Y.), concluding the class was inadequately represented by their counsel in violation the Federal Rule of Civil Procedure governing class actions as well as the Due Process Clause of the U.S. Constitution. Specifically, the Court held that there was a conflict between two different but overlapping settlement classes: (1) a so-called opt-out class, which permitted individual class members to forgo their share of the monetary relief and pursue individual claims; and (2) a non-opt-out class of merchants, including future merchants that do not currently exist, which provided injunctive relief mainly in the form of a rule change by Visa and MasterCard to allow merchants to surcharge card transactions until July 20, 2021. We anticipate that the parties will seek further review of the decision.
Telephone Consumer Protection Act Litigation The HSBC defendants responded to the complaint in the Monteleone v. HSBC Finance Corporation, et al. litigation in July 2016. This action is at an early stage.
Governmental and Regulatory Matters - Discontinued Operations
Credit Monitoring Product As discussed in our 2016 First Quarter Form 10-Q, on April 13, 2016, the Office of the Comptroller of the Currency ("OCC") issued a consent order and an order for a civil money penalty requiring restitution be made to certain customers who purchased a certain credit monitoring product and assessing a $35 million civil money penalty. We have been informed that the on-going reviews by other regulators are now closed and we expect that no additional regulatory action will be taken.

14.	New Accounting Pronouncements

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

HSBC Finance Corporation

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

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans (including TDR Loans), trade receivables, held-to-maturity debt securities, off-balance sheet credit exposures and certain other financial assets measured at amortized cost. The ASU also requires changes in accounting for purchased credit impaired loans. The ASU includes new disclosure requirements, including information about how an entity developed its allowance for financial assets measured at cost, including changes in the factors that influenced the estimate of expected credit losses and the reason for those changes as well as disaggregation of credit quality indicators by year of origination for financing receivables. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted beginning January 1, 2019, and requires a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of adopting this ASU.

There have been no additional accounting pronouncements issued during the first six months of 2016 that are expected to have a significant impact on our financial position or results of operations.

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

•	changes in laws and regulatory requirements;

•	the ability to deliver on our regulatory priorities;

•	extraordinary government actions as a result of market turmoil;

•	capital and liquidity requirements under Basel III, and Comprehensive Capital Analysis and Review ("CCAR");

•	changes in central banks' policies with respect to the provision of liquidity support to financial markets;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, global pandemics, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyberattacks;

•	our ability to successfully manage our risks;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

•	the ability to attract or retain key employees;

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	a failure in our internal controls;

•	our ability to meet our funding requirements;

•	adverse changes to our or our affiliates' credit ratings;

•	increases in our allowance for credit losses and changes in our assessment of our receivable portfolios;

•	changes in Financial Accounting Standards Board and International Accounting Standards Board ("IASB") accounting standards and their interpretation;

•	changes to our mortgage servicing and foreclosure practices;

HSBC Finance Corporation

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	continued heightened regulatory scrutiny and enforcement actions with respect to credit card enhancement products offered in our discontinued U.S. credit card business;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	our inability to wind down our real estate secured receivable portfolio at an accelerated rate;

•	adverse changes in factors which impact the fair value of receivables held for sale, such as home prices, default rates, estimated costs to obtain properties and investors' required returns;

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
The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, “Discontinued Operations,” in our 2015 Form 10-K for further discussion of these operations.
Economic Environment The U.S. economy continued its overall recovery during the first half of 2016, while consumer sentiment in June 2016 remained relatively flat from December 2015 levels. The stability in the overall sentiment index reflects a gradual improvement in assessments of current conditions and an increasingly more positive view by consumers of their personal finances, offset by an expectation that the slow pace of economic growth will likely put an end to further meaningful declines in the unemployment rate.
The U.S. economy added approximately 1 million jobs during the first half of 2016 and total unemployment decreased slightly to 4.9 percent at June 2016 as compared with 5.0 percent at December 2015. While long-term unemployment decreased by approximately 5 percent during the first half of 2016, economic headwinds remain as wage growth remains weak, an elevated number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistics' U-6 unemployment rate of 9.6 percent at June 2016, as compared with a rate of 9.9 percent at year-end. In addition, economic uncertainty remains high in many economies outside the U.S., where economic activity continues to be slow, with the decision by the United Kingdom in late June to exit the European Union ("EU") further adding to this uncertainty. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic

HSBC Finance Corporation

conditions, fiscal policy, geopolitical concerns and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2016 and beyond.
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
2016 Events

•
As discussed more fully in Note 13, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements, in June 2016, we agreed to pay $1,575 million to settle all claims of the outstanding securities litigation. As a result, we recorded a provision for securities litigation liability of $575 million during the second quarter of 2016.

•
Previously we entered into interest rate swaps which were not designated as hedges under derivative accounting principles and were primarily used to minimize our exposure to changes in interest rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets. As we continue to make progress in our strategy to accelerate the run-off and sales of our real estate secured receivable portfolio, the dynamics of the duration of our receivables due to lower prepayment rates and the corresponding increase in interest rate risk are changing. As a result, in the fourth quarter of 2015, we began reducing the size of this portfolio of interest rate swaps. During the second quarter of 2016, we terminated all of the remaining interest rate swaps in this portfolio of non-qualifying hedges. As a result of the elimination of our non-qualifying hedge portfolio, derivative related income (expense) in future periods will only reflect ineffectiveness for derivatives that are qualifying hedges.

•
On June 30, 2016, we redeemed all of the outstanding preferred shares of the 6.36 percent Non-Cumulative Series B preferred stock for $575 million. Accordingly, at June 30, 2016, the Series B preferred securities are no longer outstanding.

•
During the three and six months ended June 30, 2016 we transferred real estate secured receivables to held for sale with a total unpaid principal balance (excluding accrued interest) of approximately $76 million and $358 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $75 million and $342 million, respectively, including accrued interest. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During the three months ended June 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale of $8 million, of which $6 million was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss) and $2 million was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss). During the six months ended June 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale totaling $25 million, of which $19 million was attributed to credit factors and $6 million was attributable to non-credit factors.

We currently expect additional real estate secured receivables with a carrying amount between $350 million and $400 million could be transferred to held for sale during the remainder of 2016 as we anticipate that during the year they will meet the criteria of our expanded sales program or they will be contractually released as collateral under the public trusts and as such become available for sale. While we maintain credit loss reserves to cover probable losses on receivables held for investment, when a receivable is transferred to held for sale, we determine the fair value of the receivable and record a lower of amortized cost or fair value adjustment, as appropriate. Our estimate of the fair value adjustment required at the time of transfer is influenced by various factors which may either be credit or non-credit related, such as market participant's assumptions regarding future customer payment patterns, changes in default rates, estimated costs to obtain properties, risk-based grouping of receivables for determination of the lower of amortized cost or fair value adjustment, home prices and investors' required returns, amongst others, some of which are outside of our control. Based on the current fair value of our existing receivables held for sale portfolio, the lower of amortized cost or fair value adjustment for credit and non-credit related factors for receivables which could be transferred to held for sale during the remainder of 2016 under our expanded receivable sales program could be in the range of $30 million to $50 million. There is uncertainty inherent in these estimates making it reasonably possible that they could be significantly different as factors impacting the estimates continually evolve.
During the three and six months ended June 30, 2016, we recorded $62 million and $130 million, respectively, of additional lower of amortized cost or fair value adjustment on receivables held for sale as a component of total other revenues in the consolidated statement of income (loss) related to changes in fair value as a result of establishing separate pools for receivables being marketed. Removing these receivables from their risk-based grouping impacts the valuation of the receivables remaining in the risked-based pools. As noted in the preceding paragraph, fair value estimates are influenced by numerous factors outside of our control and these factors have been highly volatile in recent years. Accordingly, the changes in the fair value of receivables held for sale during the six months ended June 30, 2016 should not be considered indicative of fair value changes in future

HSBC Finance Corporation

periods as deterioration in the factors noted above would likely require further increases to our valuation allowance in future periods.
We continue to make progress in our strategy to accelerate the run-off and sale of our real estate secured receivable portfolio. During the three months ended June 30, 2016, we completed sales of pools of real estate secured receivables with an unpaid principal balance of $4,722 million (aggregate carrying value of $4,219 million) at the time of sale to third-party investors. Aggregate cash consideration received totaled $4,667 million and we recorded a gain on sale of $423 million, including transaction costs, during the second quarter of 2016.
See Note 4, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding receivables held for sale.
Business Focus At June 30, 2016, real estate secured receivables held for sale totaled $3,796 million. We expect that receivables held for sale at June 30, 2016 will be sold in multiple transactions through 2017, although the actual time to complete these sales and ultimate earnings impact depend on many factors, including future market conditions.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio held for investment, which totaled $8,160 million at June 30, 2016, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity or meet the criteria of our receivable sales program and are transferred to receivables held for sale as previously discussed, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile. In light of the current economic conditions and the age of our run-off receivable portfolio, our receivable prepayment rates remain slow even though interest rates remain low. While difficult to project receivable prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to be approximately $5 billion by the end of 2018. We expect run-off to continue to be slow and as our real estate secured receivable portfolio runs-off, we will see declines in net interest income. Decreases in operating expenses may not necessarily decline in line with the run-off of our receivable portfolio as a result of certain fixed costs. Accordingly, net income (loss) for the six months ended June 30, 2016 or any prior periods should not be considered indicative of the results for any future periods.
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC Finance Corporation for the three and six months ended June 30, 2016 and 2015 and at June 30, 2016, March 31, 2016 and December 31, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars are in millions)
Loss from continuing operations	$(130)	$(208)	$(200)	$(213)
Return on average assets, annualized	(2.5)%	(2.8)%	(1.9)%	(1.4)%
Return on average common shareholder's equity, annualized	(13.5)	(16.5)	(10.9)	(9.6)
Net interest margin, annualized(1)	3.17	2.43	3.51	2.47
Consumer net charge-off ratio, annualized(2)	1.44	40.53	2.62	19.87
Efficiency ratio(1)(3)	134.0	170.6	146.5	149.6

	June 30, 2016	March 31, 2016	December 31, 2015
	(dollars are in millions)
Real estate secured receivables(4)	$8,160	$8,573	$9,156
Credit loss reserves(2)	254	272	311
Two-months-and-over contractual delinquency ratio for real estate secured receivables held for investment(2)	3.17%	3.28%	4.00%

(1)	See "Results of Operations" for a detailed discussion of trends in our net interest margin and efficiency ratio.

(2)	See "Credit Quality" for a detailed discussion of the trends in our credit loss reserve levels as well as our delinquency and charge-off ratios.

(3)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.

(4)	See "Receivables Review" for a detailed discussion of changes in real estate secured receivable levels.

HSBC Finance Corporation

We reported a net loss of $134 million and $208 million during the three and six months ended June 30, 2016 compared with net loss of $216 million and $221 million during the year-ago periods.
Loss from continuing operations was $130 million and $200 million during the three and six months ended June 30, 2016 compared with a loss from continuing operations of $208 million and $213 million during the year-ago periods. We reported a loss from continuing operations before income tax of $193 million and $319 million during the three and six months ended June 30, 2016 compared with a loss from continuing operations before income tax of $408 million and $441 million during the year-ago periods. The lower loss from continuing operations before income tax during the three and six months ended June 30, 2016 was driven by higher other revenues and a lower provision for credit losses, partially offset by higher operating expenses and, to a lesser extent, lower net interest income.
Our reported results in all periods were impacted by certain items management believes to be significant, which distorts comparability between periods. Significant items are excluded to arrive at adjusted performance because management would ordinarily identify and consider them separately to better understand underlying business trends. The following table summarizes the impact of these significant items for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Loss from continuing operations before income tax, as reported	$(193)	$(408)	$(319)	$(441)
Fair value movement on own fair value option debt attributable to credit spread	(8)	(8)	(19)	(34)
Impact of non-qualifying hedge portfolio	(2)	(81)	117	14
Provision for securities litigation liability	575	350	575	350
Costs to achieve(1)	16	22	38	22
Adjusted performance from continuing operations(2)	$388	$(125)	$392	$(89)

(1)
Costs to achieve reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015. During the three and six months ended June 30, 2016, the amount reflects file review costs. During the three and six months ended June 30, 2015, the amount reflects severance costs.

(2)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations during the three and six months ended June 30, 2016 improved $513 million and $481 million, respectively, compared with the year-ago periods. The improvement in both periods was driven by higher other revenues reflecting an increase of $405 million between periods for gains recognized on sales of real estate secured receivables, partially offset by a lower gain on debt designated at fair value and related derivatives excluding the impact of changes in credit spread and, in the year-to-date period, a higher lower of amortized cost or fair value adjustment on receivables held for sale. The improvement in both periods also reflects a lower provision for credit losses and to a lesser extent, lower operating expenses, partially offset by lower net interest income.
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
Funding and Capital  During the six months ended June 30, 2016 and 2015, we did not receive any capital contributions from HSBC Investments (North America) Inc. ("HINO"). During the six months ended June 30, 2016 and 2015, we retired or called $4,439 million and $3,054 million, respectively, of term debt and we redeemed all of the outstanding preferred securities of the 6.36 percent Non-Cumulative Series B preferred stock for $575 million. These cash requirements in the first half of 2016 were met from cash generated from operations, including balance sheet attrition, receivable sales and liquidation of short-term investments. The primary driver of our liquidity during the remainder of 2016 will be continued success in liquidating our receivable portfolio, the liquidation of short-term investments and borrowing from HSBC affiliates. However, lower cash flow as a result of

HSBC Finance Corporation

declining receivable balances will not provide sufficient cash to fully repay maturing debt in future periods. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.
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
In addition to the U.S. GAAP financial results reported in our consolidated financial statements, we report financial information to HSBC in accordance with HSBC Group accounting and reporting policies which apply International Financial Reporting Standards ("IFRSs") as issued by the IASB and as endorsed by the EU and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis"). For a reconciliation of Group Reporting Basis results to the comparable U.S. GAAP reported results, see Note 10, “Business Segments,” in the accompanying consolidated financial statements.
Because operating results on the Group Reporting Basis are used in managing our businesses and rewarding performance of employees, our management also separately monitors net income under this basis of reporting. The following table reconciles our U.S. GAAP versus Group Reporting Basis net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net loss – U.S. GAAP basis	$(134)	$(216)	$(208)	$(221)
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on receivables held for sale	(185)	157	(160)	147
Loan impairment	15	(6)	(2)	41
Tax valuation allowances	—	(8)	—	(15)
Loan origination cost deferrals	1	2	4	5
Interest recognition	—	(1)	1	(1)
Pension and other postretirement benefit costs	1	(2)	3	(1)
Other	(3)	(14)	(6)	(11)
Net income (loss) – Group Reporting Basis	(305)	(88)	(368)	(56)
Tax (expense) benefit – Group Reporting Basis	170	99	215	97
Income (loss) before tax – Group Reporting Basis	$(475)	$(187)	$(583)	$(153)
Included in loan impairment charges for the six months ended June 30, 2016 is a loan impairment adjustment of approximately $100 million representing the cumulative impact of the correction of an error under the Group Reporting Basis of accounting and reporting policies. During the first quarter of 2016, management identified a calculation error in the loan impairment allowance model for the segment collectively evaluated for impairment. The cumulative impact of this item was an understatement of the loan impairment allowance of approximately $100 million at March 31, 2016 prior to the adjustment. Loan impairment allowances under U.S. GAAP were unaffected.

HSBC Finance Corporation

A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results is presented in our 2015 Form 10-K. There have been no significant changes since December 31, 2015 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

Receivables Review

The following table summarizes receivables held for investment and receivables held for sale at June 30, 2016 and increases (decreases) since March 31, 2016 and December 31, 2015:

		Increases (Decreases) From
		March 31, 2016		December 31, 2015
	June 30, 2016	$	%	$	%
	(dollars are in millions)
Receivables held for investment:
Real estate secured:
First lien	$6,486	$(321)	(4.7)%	$(816)	(11.2)%
Second lien	1,674	(92)	(5.2)	(180)	(9.7)
Total real estate secured receivables held for investment(1)	$8,160	$(413)	(4.8)%	$(996)	(10.9)%

Receivables held for sale:
Real estate secured:
First lien	$3,696	$(4,330)	(53.9)%	$(4,414)	(54.4)%
Second lien	100	(59)	(37.1)	(55)	(35.5)
Total real estate secured receivables held for sale(2)	$3,796	$(4,389)	(53.6)%	$(4,469)	(54.1)%

(1)
At June 30, 2016, March 31, 2016 and December 31, 2015 real estate secured receivables held for investment includes $268 million, $274 million and $326 million, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)
See Note 4, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured receivables held for sale balances between periods.

Real estate secured receivables held for investment  The decrease since December 31, 2015 reflects the transfer of additional receivables to held for sale with a carrying value prior to transfer of $75 million and $342 million during the three and six months ended June 30, 2016, respectively, as well as continued liquidation of the real estate secured receivable portfolio which will continue going forward. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low receivable prepayments as few refinancing opportunities for our customers exist.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which adversely impacts our provision for credit losses. The following table presents LTV ratios for our real estate secured receivable portfolio held for investment at June 30, 2016 and December 31, 2015.

HSBC Finance Corporation

	LTV Ratios (1)(2)(3)
	June 30, 2016		December 31, 2015
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	70%	29%	67%	27%
80% ≤ LTV < 90%	15	17	16	16
90% ≤ LTV < 100%	9	20	10	21
LTV ≥ 100%	6	34	7	36
Average LTV for portfolio	68	89	70	91
Average LTV for LTV>100%	108	112	109	113

(1)
LTV ratios for first liens are calculated using the receivable balance at the balance sheet date which reflects the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the receivable such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased receivables. LTV ratios for second liens are calculated using the receivable balance at the reporting date as described above plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property's appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency's house pricing index (“HPI”) at either a Core Based Statistical Area or state level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with receivables that end in foreclosure may significantly differ from the estimated values used for purposes of this disclosure.

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPIs available and applied on an individual receivable basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the June 30, 2016 and December 31, 2015 information in the table above reflects current estimated property values using HPIs at March 31, 2016 and September 30, 2015, respectively.

(3)	Excludes the purchased receivable portfolios which totaled $385 million and $484 million at June 30, 2016 and December 31, 2015, respectively.
Receivables held for sale  Receivables held for sale totaled $3,796 million at June 30, 2016 compared with $8,185 million at March 31, 2016 and $8,265 million at December 31, 2015. The decrease as compared with March 31, 2016 and December 31, 2015 primarily reflects receivable sales during the second quarter of 2016 with an aggregate carrying value of $4,219 million which resulted in a gain on sale of $423 million during the three and six months ended June 30, 2016. To a lesser extent, the decrease also reflects continued liquidation in this portfolio as well as the impact of additional lower of amortized cost or fair value adjustment during the current year periods. The decrease in both periods was partially offset by the transfer of additional real estate secured receivables to held for sale, although the impact was greater in the year-to-date period due to the transfer of certain receivables to held for sale during the first quarter of 2016, which previously were not saleable as they were part of a collateralized funding transaction. These receivables were contractually released as collateral under the public trust during the first quarter of 2016 and, as such, became available for sale. See Note 4, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion of receivables held for sale.

Real Estate Owned

The following table provides quarterly information regarding our real estate owned ("REO") properties:

	Quarter Ended
	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
	(dollars are in millions)
Carrying value of REO properties held at end of period	$58	$68	$88	$101	$123
Number of REO properties at end of period	788	919	1,226	1,489	1,644
Number of properties added to REO inventory in the period	288	221	329	369	451
Average loss (gain) on sale of REO properties(1)	.4%	4.3%	4.6%	.8%	(.7)%
Average total loss on foreclosed properties(2)	43.9%	49.8%	53.3%	48.4%	47.6%
Average time to sell REO properties (in days)	274	295	296	268	269

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

During 2015, the servicing activities related to our REO portfolio were performed either in-house or outsourced to a third-party. During the second quarter of 2016, we decided to bring the servicing of our entire REO portfolio in-house. We anticipate this transition will be completed by September 30, 2016.
The number of REO properties held at June 30, 2016 decreased as compared with March 31, 2016 as we sold more REO properties than were added to inventory. Our receivable sales program will continue to impact the number of REO properties added to inventory during the remainder of 2016.
The average loss (gain) on sale of REO properties and the average total loss on foreclosed properties improved during the second quarter of 2016 as compared with the prior quarter reflecting a change in the mix of properties sold as well as seasonality. The average time to sell REO properties (in days) improved during the second quarter of 2016 reflecting ongoing enhancements to our REO liquidation strategy which resulted in shorter times to sell. While we continue to monitor and enhance our REO liquidation strategy, our receivable sales program creates a certain level of volatility in the average loss (gain) on sale of REO properties and the average total loss on foreclosed properties as well as the average time to sell REO properties, which we anticipate will continue going forward.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  The following table summarizes net interest income and net interest margin for the three and six months ended June 30, 2016 and 2015.

	2016	%(1)	2015	%(1)
	(dollars are in millions)
Three Months Ended June 30,
Interest income	$286	6.48%	$407	5.88%
Interest expense	146	3.31	239	3.45
Net interest income	$140	3.17%	$168	2.43%

Six Months Ended June 30,
Interest income	$628	6.85%	$839	5.88%
Interest expense	306	3.34	487	3.41
Net interest income	$322	3.51%	$352	2.47%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during the three and six months ended June 30, 2016 due to the following:

•	Average receivable levels decreased as a result of real estate secured receivable liquidation.

•
During the three and six months ended June 30, 2016, the overall yields on total average interest earning assets increased primarily due to higher overall receivable yields reflecting the impact of lower levels of nonaccrual real estate secured receivables as compared with the year-ago period. The increase in the overall yield on total average interest earning assets

HSBC Finance Corporation

for the six months ended June 30, 2016 also reflects a shift in mix of total average interest earning assets to a lower percentage of short-term investments which have significantly lower yields than our receivable portfolio.

•
Interest expense decreased as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings since June 30, 2015. Higher average rates also reflect the impact of increases in rates on certain variable rate debt during the first quarter of 2016.

Net interest margin was 3.17 percent and 3.51 percent for the three and six months ended June 30, 2016 as compared with 2.43 percent and 2.47 percent for the three and six months ended June 30, 2015. The increase in net interest margin during the three and six months ended June 30, 2016 reflects the impact of higher overall yields on total average interest earning assets due to higher receivable yields and, in the year-to-date period, a shift in the mix of total average interest earning assets to a lower percentage of short-term investments as discussed above. Cost of funds as a percentage of average interest earning assets improved during the three and six months ended June 30, 2016 as interest expense decreased at a faster pace than average interest earning assets. The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	(dollars are in millions)
Net interest income/net interest margin from prior year period	$168	2.43%	$352	2.47%
Impact to net interest income resulting from:
Lower asset levels	(147)		(299)
Receivable yields	22		42
Asset mix	4		44
Cost of funds (rate and volume)	93		181
Other	—		2
Net interest income/net interest margin for current year period	$140	3.17%	$322	3.51%
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
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

	2016	2015
	(in millions)
Three Months Ended June 30,
Real estate secured:
Lower of amortized cost or fair value adjustment related to credit factors	$6	$220
Remainder	6	(28)
Total provision for credit losses	$12	$192

Six Months Ended June 30,
Real estate secured:
Lower of amortized cost or fair value adjustment related to credit factors	$19	$220
Remainder	30	(1)
Total provision for credit losses	$49	$219
The provision for credit losses for real estate secured receivables decreased during the three and six months ended June 30, 2016 as compared with the year-ago periods. The provision for credit losses in all periods was impacted by the recording of lower of amortized cost or fair value adjustments related to credit factors on receivables transferred to held for sale, although the impact was more significant during the year-ago periods reflecting the decision to expand the receivable sales program in June 2015. These adjustments reflect the difference between amortized cost and the amount we believe a third party investor would pay to acquire the receivables, which takes into consideration factors that are not relevant under the incurred loss model in establishing credit loss reserves for receivables held for investment, such as life time losses and the discounting of cash flows. The provision

HSBC Finance Corporation

for credit losses during the six months ended June 30, 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.
Excluding the impact of the items discussed above, the provision for credit losses was higher during the three and six months ended June 30, 2016 as compared to the year-ago periods. While all periods were positively impacted by lower loss estimates due to lower receivable levels and the impact of lower dollars of delinquency on accounts less than 180 days contractually delinquent, as well as lower reserve requirements on troubled debt restructurings ("TDR Loans"), the impact was more pronounced during the prior year periods.
Net charge-off dollars totaled $30 million and $106 million, respectively, during the three and six months ended June 30, 2016 compared with $1,894 million and $2,028 million, respectively, during the year-ago periods. Dollars of net charge-offs during all periods were impacted by the transfer of additional receivables to held for sale, although the impact was more significant during the year-ago periods as a result of the decision to expand the receivable sales program in June 2015. Credit loss reserves existing at the time of transferred are recorded as additional charge-off upon transfer and totaled $4 million and $24 million during the three and six months ended June 30, 2016, respectively, compared with $1,578 million and $1,593 million, respectively, during the year-ago periods. Additionally, the credit portion of the lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale was recorded as additional charge-off and totaled $6 million and $19 million three and six months ended June 30, 2016, respectively, compared with $220 million during both year-ago periods. Excluding the impact of charge-off dollars associated with receivables transferred to held for sale during the period, dollars of net charge-offs decreased in both periods reflecting lower levels of receivables held for investment and lower charge-off on accounts that reach 180 days contractual delinquency reflecting improved credit quality as a result of improvements in economic conditions and home prices since June 30, 2015. See “Credit Quality” for further discussion of our net charge-offs.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
	2016	2015	Amount	%
	(dollars are in millions)
Three Months Ended June 30,
Derivative related income (expense)	$3	$90	$(87)	(96.7)%
Gain on debt designated at fair value and related derivatives	16	74	(58)	(78.4)
Servicing and other fees from HSBC affiliates	2	6	(4)	(66.7)
Lower of amortized cost or fair value adjustment on receivables held for sale	(56)	(54)	(2)	(3.7)
Gain on sale of real estate secured receivables	423	18	405	*
Other income	4	4	—	—
Total other revenues	$392	$138	$254	*

Six Months Ended June 30,
Derivative related income (expense)	$(112)	$(7)	$(105)	*
Gain on debt designated at fair value and related derivatives	40	133	(93)	(69.9)
Servicing and other fees from HSBC affiliates	6	12	(6)	(50.0)
Lower of amortized cost or fair value adjustment on receivables held for sale	(111)	(71)	(40)	(56.3)
Gain on sale of real estate secured receivables	423	18	405	*
Other income	13	11	2	18.2
Total other revenues	$259	$96	$163	*

* Not meaningful
Derivative related income (expense) includes realized and unrealized gains and losses on derivatives which did not qualify as effective hedges under hedge accounting principles and ineffectiveness on derivatives which are qualifying hedges. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related income (expense) for the three and six months ended June 30, 2016 and 2015:

HSBC Finance Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net realized losses	$(8)	$(26)	$(26)	$(52)
Mark-to-market on derivatives in our non-qualifying hedge portfolio	10	107	(91)	38
Hedge accounting ineffectiveness	1	9	5	7
Total derivative related income (expense)	$3	$90	$(112)	$(7)
Previously we entered into interest rate swaps which were not designated as hedges under derivative accounting principles. These financial instruments were economic hedges but did not qualify for hedge accounting and were primarily used to minimize our exposure to changes in interest rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets. As we continued to make progress in our strategy to accelerate the run-off and sales of our real estate secured receivable portfolio, the dynamics of the duration of our receivables due to lower prepayment rates and the corresponding increase in interest rate risk began changing. As a result, in the fourth quarter of 2015, we began reducing the size of this portfolio of interest rate swaps. In May 2016, we terminated all of the remaining interest rate swaps in this portfolio of non-qualifying hedges. As a result of the elimination of our non-qualifying hedge portfolio, derivative related income (expense) in future periods will only reflect ineffectiveness for derivatives that are qualifying hedges.
Derivative related income (expense) deteriorated during the three and six months ended June 30, 2016 as compared with the year-ago periods. The components of derivative related income (expense) are discussed below:

•	Net realized losses improved during the three and six months ended June 30, 2016 as a result of fewer non-qualifying hedges outstanding since June 30, 2015.

•
Mark-to-market on derivatives in our non-qualifying hedge portfolio was lower during the three and six months ended June 30, 2016. During the three months ended June 30, 2016, we recognized a gain on the mark-to-market for these swaps as long-term rates were rising at the time we terminated this entire portfolio of swaps as discussed above. Subsequent to the termination of these swaps, long-term rates began to fall and continued to fall for the remainder of the second quarter. Falling long-term rates during the six months ended June 30, 2016 had a negative impact on the mark-to-market for this portfolio of swaps in the year-to-date period. Rising long-term rates during the three and six months ended June 30, 2015 had a positive impact on the mark-to-market for this portfolio of swaps.

•	Hedge accounting ineffectiveness during the three and six months ended June 30, 2016 and 2015 was primarily related to our cross currency cash flow hedges that are approaching maturity.
Net income volatility in future periods will be reduced as a result of the elimination of our non-qualifying hedge portfolio. Derivative related income (expense) for the six months ended June 30, 2016 or any prior periods should not be considered indicative of the results for any future periods.
Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option ("FVO") as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Gain on debt designated at fair value and related derivatives decreased during the three and six months ended June 30, 2016 as compared with the year-ago periods as a result of fewer derivative positions as our fair value option debt and related derivatives mature. See Note 5, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.
Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. The gain on debt designated at fair value and related derivatives for the six months ended June 30, 2016 should not be considered indicative of the results for any future periods.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates decreased during the three and six months ended June 30, 2016 due to lower rental income as a result of the sale of a data center located in Vernon Hills, Illinois to HTSU during the third quarter of 2015.

HSBC Finance Corporation

Lower of amortized cost or fair value adjustment on receivables held for sale during the three and six months ended June 30, 2016 and 2015 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Income (expense)
Initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the period	$(2)	$—	$(6)	$—
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	(54)	(54)	(105)	(71)
Lower of amortized cost or fair value adjustment	$(56)	$(54)	$(111)	$(71)
During the three and six months ended June 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale totaling $8 million and $25 million, respectively, of which $2 million and $6 million, respectively, was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss). The remainder of the total initial lower of amortized cost or fair value adjustment for three and six months ended June 30, 2016, of $6 million and $19 million, respectively, was attributed to credit factors and recorded as a component of the provision for credit losses as there was no objective, verifiable evidence to indicate non-credit factors were associated with the decline in fair value. During the three and six months ended June 30, 2015, we recorded an initial lower of amortized cost or fair value adjustment of $220 million in both periods, all of which was attributed to credit factors and recorded as a component of the provision for credit losses as there was no objective, verifiable evidence to indicate non-credit factors were associated with the decline in fair value.
During the three and six months ended June 30, 2016, we recorded an additional lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale totaling $54 million and $105 million, respectively. Of this amount, $62 million and $130 million for the three and six months ended June 30, 2016, respectively, were attributable to fair value adjustments as a result of establishing separate pools for receivables being marketed. Removing these receivables from their risk-based grouping impacts the valuation of the receivables remaining in the risked-based pools. This was partially offset by the impact of settlements on receivables held for sale for which we received full settlement during the three and six months ended June 30, 2016 totaling $8 million and $25 million, respectively. During the three and six months ended June 30, 2015, we recorded an additional lower of amortized cost or fair value adjustment on receivables held for sale totaling $54 million and $71 million, respectively, of which $53 million related to changes in fair value during the three and six months ended June 30, 2015 and $1 million and $18 million in the year-ago periods, respectively, related to settlements.
See Note 4, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Gain on sale of real estate secured receivables increased during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2016, we sold real estate secured receivables with an unpaid principal balance of $4,722 million (aggregate carrying value of $4,219 million) at the time of sale to third-party investors. During the three and six months ended June 30, 2015, we sold real estate secured receivables with an unpaid principal balance of $429 million (aggregate carrying value of $301 million) at the time of sale to a third-party investor. In addition to differences in the relative size of the receivable pools sold during the periods, the higher gains during the current year periods also reflects differences in the composition of loans sold as the receivables sold during the second quarter of 2016 were primarily less than 30 days contractually delinquent.
Other income was flat during the three months ended June 30, 2016 and increased during the six months ended June 30, 2016. The increase during the year-to-date period reflects changes in the provision for estimated repurchase liabilities as discussed more fully below.
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

HSBC Finance Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Balance at beginning of period	$31	$86	$36	$86
Increase (decrease) in liability recorded through earnings	12	—	7	—
Balance at end of period	$43	$86	$43	$86
Operating Expenses  The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which will not necessarily decline in line with the run-off of our receivable portfolio in future periods.

			Increase (Decrease)
	2016	2015	Amount	%
	(in millions)
Three Months Ended June 30,
Salaries and employee benefits	$34	$61	$(27)	(44.3)%
Occupancy and equipment expenses, net	4	8	(4)	(50.0)
Real estate owned expenses	2	1	1	100.0
Support services from HSBC affiliates	38	58	(20)	(34.5)
Provision for securities litigation liability	575	350	225	64.3
Other expenses	60	44	16	36.4
Total operating expenses	$713	$522	$191	36.6%

Six Months Ended June 30,
Salaries and employee benefits	$72	$103	$(31)	(30.1)%
Occupancy and equipment expenses, net	10	16	(6)	(37.5)
Real estate owned expenses	5	5	—	—
Support services from HSBC affiliates	80	112	(32)	(28.6)
Provision for securities litigation liability	575	350	225	64.3
Other expenses	109	84	25	29.8
Total operating expenses	$851	$670	$181	27.0%
Salaries and employee benefits decreased during the three and six months ended June 30, 2016 due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. Additionally, the year-ago periods included $22 million of severance costs resulting from the expansion of our receivable sales program in June 2015 which resulted in an acceleration of our run-off strategy.
Occupancy and equipment expenses, net decreased during the three and six months ended June 30, 2016 reflecting lower depreciation expense as a result of the sale of a data center during the third quarter of 2015 as discussed above as well as lower repair and utility costs.
Real estate owned expenses were essentially flat during the three and six months ended June 30, 2016.
Support services from HSBC affiliates decreased during the three and six months ended June 30, 2016 as compared with the year-ago period primarily due to lower technology costs from an HSBC affiliate. To a lesser extent, the decrease also reflects lower fees for receivable servicing by HSBC affiliates as a result of the sale of receivables since June 30, 2015 as well as the impact of terminating the guarantee during the third quarter of 2015 related to a surety bond as previously discussed.
Provision for securities litigation liability As discussed more fully in Note 13, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements, in June 2016, we agreed to pay $1,575 million to settle all claims of the outstanding securities litigation. As a result, we recorded a provision for securities litigation liability of $575 million during the second quarter of 2016, increasing our total securities litigation liability to $1,575 million at June 30, 2016 which is included as a component of other liabilities in the consolidated balance sheet. During the year-ago periods, we recorded a provision for securities litigation liability of $350 million.

HSBC Finance Corporation

Other expenses increased during the three and six months ended June 30, 2016 reflecting an increase in file review costs during the current year periods, partially offset by the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Efficiency Ratio from continuing operations was 134.0 percent and 146.5 percent for the three and six months ended June 30, 2016, respectively, compared with 170.6 percent and 149.6 percent for the year-ago periods, respectively. Our efficiency ratio was impacted in all periods by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting and the impact of our non-qualifying hedge portfolio, both of which are reported as a component of total other revenues in our consolidated statement of income (loss). Excluding the impact of these items, our efficiency ratio remained higher during the three and six months ended June 30, 2016 as compared with the year-ago periods reflecting higher operating expenses due to the provision for securities litigation liability discussed above, and to a lesser extent lower net interest income, partially offset by higher other revenues reflecting higher gains on sales of real estate secured receivables during the current year periods.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

	2016		2015
	(dollars are in millions)
Three Months Ended June 30,
Tax benefit at the U.S. Federal statutory income tax rate	$(68)	(35.0)%	$(143)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(5)	(2.6)	(6)	(1.5)
Adjustment with respect to tax for prior periods(1)	4	2.1	2.5
Adjustment of tax rate used to value deferred taxes(2)	—	—	(38)	(9.3)
Change in valuation allowance	—	—	(11)	(2.9)
Uncertain tax positions(3)	6	2.9	(2)	(.5)
Other non-deductible/non-taxable items	(1)	(.5)	(1)	(.2)
Other	1.5		(1)	(.1)
Total income tax benefit	$(63)	(32.6)%	$(200)	(49.0)%

Six Months Ended June 30,
Tax benefit at the U.S. Federal statutory income tax rate	$(112)	(35.0)%	$(154)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(8)	(2.5)	(6)	(1.4)
Adjustment with respect to tax for prior periods(1)	22	6.9	(3)	(.7)
Adjustment of tax rate used to value deferred taxes(2)	—	—	(38)	(8.6)
Change in valuation allowance	—	—	(20)	(4.5)
Uncertain tax positions(3)	(12)	(3.8)	(3)	(.7)
Other non-deductible/non-taxable items	(3)	(.9)	(3)	(.7)
Other	(6)	(2.0)	(1)	(.1)
Total income tax benefit	$(119)	(37.3)%	$(228)	(51.7)%

(1)
For the three and six months ended June 30, 2016, the amount includes a $7 million adjustment related to the Federal audit of the 2013 tax year. The amount for the six months ended June 30, 2016, was also impacted by a reversal of approximately $15 million associated with an out of period adjustment to our deferred tax asset balance.

(2)	For the three and six months ended June 30, 2015, the amounts mainly relate to the effects of revaluing our deferred tax assets for New York City Tax Reform that was enacted on April 13, 2015.

(3)	For the six months ended June 30, 2016, the amount primarily relates to the conclusion of certain State audits.
In April 2016, the U.S. Treasury and the Internal Revenue Service released proposed regulations aimed at reducing the benefits and limiting the number of corporate tax inversions. The proposed regulations also include provisions intended to reduce the benefits of earnings stripping by addressing the treatment of certain corporate instruments as stock or indebtedness. Under the

HSBC Finance Corporation

proposed regulations, certain intercompany indebtedness is subject to recharacterization as equity, which would have several collateral impacts for tax purposes. The proposed regulations were subject to significant comment, and the timing for the issuance of final regulations, and their application, is highly uncertain. We will continue to monitor and review the potential impact of the proposed regulations on HSBC North America and its subsidiary entities including us.

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
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which applies IFRSs as issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are primarily made on this basis. However, we continue to monitor liquidity, capital adequacy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 18, "Business Segments," and under the caption, "Basis of Reporting" in the MD&A section of our 2015 Form 10-K.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2016, we will evaluate any impact such changes may have on our segment reporting.

HSBC Finance Corporation

Consumer Segment  The following table summarizes the Group Reporting Basis results for our Consumer segment for the three and six months ended June 30, 2016 and 2015.

			Increase (Decrease)
	2016	2015	Amount	%
	(dollars are in millions)
Three Months Ended June 30,
Net interest income	$164	$250	$(86)	(34.4)%
Other operating income (loss)	80	127	(47)	(37.0)
Total operating income	244	377	(133)	(35.3)
Loan impairment charges	4	28	24	85.7
Net interest income and other operating income after loan impairment charges	240	349	(109)	(31.2)
Operating expenses	710	526	(184)	(35.0)
Loss before income tax	$(470)	$(177)	$(293)	*
Net interest margin	3.69%	3.94%
Efficiency ratio	291.0	139.5
Return (after-tax) on average assets	(5.6)	(1.0)

Six Months Ended June 30,
Net interest income	$384	$531	$(147)	(27.7)%
Other operating income (loss)	(11)	49	(60)	*
Total operating income	373	580	(207)	(35.7)
Loan impairment charges	99	49	(50)	*
Net interest income and other operating income after loan impairment charges	274	531	(257)	(48.4)
Operating expenses	845	674	(171)	(25.4)
Loss before income tax	$(571)	$(143)	$(428)	*
Net interest margin	4.13%	4.07%
Efficiency ratio	226.5	116.2
Return (after-tax) on average assets ("ROA")	(3.2)	(.3)

Balances at end of period:
Loans	$11,861	$21,792	$(9,931)	(45.6)%
Loans held for sale	917	149	768	*
Assets	19,773	28,960	(9,187)	(31.7)

* Not meaningful
Our Consumer segment reported a higher loss before income tax during the three and six months ended June 30, 2016 as compared with the year ago periods. The loss before income tax during the three and six months ended June 30, 2016 reflects higher operating expenses, lower net interest income and lower other operating income and, in the year-to-date period, higher loan impairment charges. Loan impairment charges for the six months ended June 30, 2016 include a loan impairment adjustment of approximately $100 million representing the cumulative impact of the correction of an error as discussed more fully below. During the first quarter of 2016, management identified a calculation error in the loan impairment allowance model for the segment collectively evaluated for impairment. The cumulative impact of this item was an understatement of the loan impairment allowance of approximately $100 million. Loan impairment allowances under U.S. GAAP were unaffected.
Net interest income decreased during the three and six months ended June 30, 2016 due to the following:

•	Average loan levels decreased as a result of real estate secured loan liquidation.

HSBC Finance Corporation

•
During the three months ended June 30, 2016, overall yields on total average interest earning assets decreased as a result of lower loan yields due to the impact of lower amortization of discount due to loan sales and liquidation, partially offset by improvements in the timing of estimated cash flows to be received and the impact of lower levels of impaired real estate secured loans. During the six months ended June 30, 2016, overall yields on total average interest increased as the impact of lower loan yields as discussed above was offset by a shift in the mix of total average interest earning assets during the year-to-date period to a lower percentage of short-term investments which have significantly lower yields than our loan portfolio.

•
Interest expense decreased during the three and six months ended June 30, 2016 as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings since June 30, 2015 as well as an increase in rates on certain variable rate debt during the first quarter of 2016.

Net interest margin decreased during the three months ended June 30, 2016, reflecting a lower overall yield on average interest earning assets due to lower loan yields as discussed above and a higher cost of funds as a percentage of average interest earning assets. For the six months ended June 30, 2016, net interest margin increased slightly as the shift in mix of total average interest earning assets during the year-to-date period to a lower percentage of short-term investments as discussed above, offset the impact of lower loan yields and a higher cost of funds as a percentage of average interest earning assets.
The following table summarizes significant components of other operating gains (losses) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Trading gain (loss)(1)	$3	$90	$(112)	$(7)
Gain (loss) from debt designated at fair value	(7)	5	1	3
Gain on sale of real estate secured loans	68	17	68	17
Decrease in repurchase reserve liability	—	—	5	—
Other	16	15	27	36
Other operating gains (losses)	$80	$127	$(11)	$49

(1)	Trading loss primarily reflects activity on our portfolio of non-qualifying hedges.
The components of other operating gains (losses) are discussed below:

•
Trading gain (loss) decreased during the three months ended June 30, 2016 as compared with the year-ago quarter. While long-term rates rose during both the three months ended March 31, 2016 and 2015, the impact was more pronounced in the year-ago quarter. During the six months ended June 30, 2016, trading losses increased as compared with the year-ago period. While long-term rates rose during the second quarter of 2016, it did not offset the impact of falling long-term rates which occurred during the first quarter of 2016. During the year-ago period, rising rates during the second quarter of 2015 largely offset the impact of falling long-term rates during the first quarter of 2015.

•
Gain (loss) from debt designated at fair value decreased during the three and six months ended June 30, 2016. The decrease reflects a tightening of our credit spreads in the second quarter of 2016 which offset the widening of our credit spreads which occurred during the first quarter of 2016. During the three and six months ended June 30, 2015, the gain from debt designated at fair value was impacted by a widening of our credit spreads. All periods were impacted by changes in market movements on certain debt and related derivatives that mature in the near term.

•
Gain on sale of real estate secured loans increased during the three and six months ended June 30, 2016. During the second quarter of 2016 we sold real estate secured loans with an aggregate unpaid principal balance of $4,722 million (carrying value of $4,857 million after the effect of write downs and including any accrued interest) at the time of sale to third-party investors. During the second quarter of 2015, we sold real estate secured loans with an aggregate unpaid principal balance of $429 million (carrying value of $302 million after the effect of write downs and including any accrued interest) at the time of sale to third-party investor. In addition to differences in the relative size of the receivable pools sold during the periods, the higher gains during the current year periods also reflects differences in the composition of loans sold as the receivables sold during the second quarter of 2016 were primarily less than 30 days contractually delinquent.

HSBC Finance Corporation

•
Decrease in repurchase reserve liability reflects our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all our receivable sales.

•
Other reflects lower rental income as a result of the sale of a data center located in Vernon Hills, Illinois to HTSU during the third quarter of 2015, partially offset during the three months ended June 30, 2016 by a yield adjustment on loans purchased in 2006.

Loan impairment charges for the three and six months ended June 30, 2016, were impacted by an out of period adjustment which decreased net charge-offs by $16 million in order to properly reflect charge-offs for receivables which received a partial forgiveness of principal as a result of an account modification in prior periods. Loan impairment charges during the six months ended June 30, 2016 include a loan impairment adjustment of approximately $100 million representing the cumulative impact of the correction of an error under the Group Reporting Basis. During the first quarter of 2016, management identified a calculation error in the loan impairment allowance model for the segment collectively evaluated for impairment. The cumulative impact of this item was an understatement of the loan impairment allowance of approximately $100 million before adjustment. Loan impairment allowances under U.S. GAAP were unaffected.
Excluding the items discussed above, loan impairment charges decreased during the three and six months ended June 30, 2016 reflecting lower loss estimates due to lower receivable levels and the impact of lower dollars of delinquency on accounts less than 180 days contractually delinquent. The decrease in both periods was partially offset by a lower impact from discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral due to lower volumes. All periods were positively impacted by market value adjustments on loan collateral. Additionally, for the six months ended June 30, 2015, loan impairment charges were impacted by a release of approximately $23 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.
Loan impairment charges were $24 million lower than net charge-offs during the three months ended June 30, 2016 and $6 million higher than net charge-offs during the six months ended June 30, 2016 compared with loan impairment charges that were lower than net charge-offs by $92 million and $211 million during the year-ago periods. Loan impairment allowances decreased to $555 million at June 30, 2016 compared with $958 million at December 31, 2015 primarily as a result of transfers of real estate secured loans to held for sale. During the three and six months ended June 30, 2016, real estate secured loans transferred to held for sale had loan impairment allowances totaling $88 million and $401 million, respectively, at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39, "Financial Instruments: recognition and Measurement," with any gain or loss recorded at the time of sale. The decrease during the three and six months ended June 30, 2016 in loan impairment allowances also reflects lower levels of new impaired loans due to lower loan levels, improved economic conditions and lower delinquency levels as well as the impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral which resulted in lower reserve requirements at June 30, 2016 as discussed above. The decrease in loan impairment allowances during the six months ended June 30, 2016 was partially offset by the loan impairment adjustment of approximately $100 million as discussed above.
Operating expenses increased during the three and six months ended June 30, 2016. Operating expenses for the three and six months ended June 30, 2016 include securities litigation expense of $581 million and $587 million (including $6 million and $12 million of legal expense), respectively, as previously discussed compared with securities litigation expense of $350 million in the year-ago periods. Excluding the impact of this item, operating expenses in the current year periods were lower reflecting the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs, partially offset by an increase in file review costs during the current year periods. Additionally, the year-ago periods included severance costs of $22 million resulting from the expansion of our receivable sales program in June 2015 which resulted in an acceleration of our run-off strategy.
The efficiency ratio increased during the three and six months ended June 30, 2016 driven by higher operating expenses, lower net interest income and lower other operating gains (losses).

HSBC Finance Corporation

Real estate secured loans Real estate secured loans for our Consumer segment consisted of the following:

	June 30, 2016	Increases (Decreases) From
		March 31, 2016		December 31, 2015
		$	%	$	%
	(dollars are in millions)
Real estate secured loans	$11,861	$(1,120)	(8.6)%	$(6,657)	(35.9)%
Real estate secured loans held for sale(1)	917	(4,219)	(82.1)	917	*
Total	$12,778	$(5,339)	(29.5)%	$(5,740)	(31.0)%

* Not meaningful

(1)
Represents real estate secured loans which met the Group Reporting Basis criteria to be classified as held for sale for the periods presented, prior to consideration of any existing loan impairment allowances.

Real estate secured loans decreased to $11,861 million at June 30, 2016 as compared with $12,981 million at March 31, 2016 and $18,518 million at December 31, 2015. The decrease reflects the transfer of real estate secured loans to held for sale during the three and six months ended June 30, 2016 with a carrying value of $917 million and $6,092 million, respectively. The decrease also reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist.
Real estate secured loans which met the Group Reporting Basis criteria to be classified as held for sale had a carrying value of $917 million at June 30, 2016 compared with $5,136 million at March 31, 2016. At December 31, 2015, there were no real estate secured loans which met the Group Reporting Basis criteria to be classified as held for sale.
In July 2016, we sold a pool of real estate secured loans with an aggregate unpaid principal balance of $930 million (carrying value of $917 million) at the time of sale to a third-party investor for aggregate cash consideration of $716 million. We anticipate recording a loss on this transaction in the third quarter of 2016 of approximately $120 million.
As previously discussed, we have identified a pool of real estate secured loans we intend to sell, although only a portion of this pool of real estate secured loans qualified for classification as held for sale under the Group Reporting Basis at June 30, 2016. Assuming we had completed the sale of the entire pool of real estate secured loans classified as held for sale under U.S. GAAP on June 30, 2016, based on market values at that time, we would have recorded a loss of approximately $475 million.

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

HSBC Finance Corporation

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
Real estate secured receivable carrying amounts in excess of fair value less cost to sell are generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent. Values are determined based upon broker price opinions or appraisals which are generally updated at least every 180 days. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and additional adjustments are recorded as necessary. Typically, receivables written down to fair value of the collateral less cost to sell do not require credit loss reserves.
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
The table below sets forth credit loss reserves and credit loss reserve ratios for the periods indicated. The transfer of real estate secured receivables to held for sale for the six months ended June 30, 2016 has resulted in these receivables being carried at the lower of amortized cost or fair value and no longer have any associated credit loss reserves, as previously discussed, which impacts comparability between credit loss reserves and the related reserve ratios between periods.

	June 30, 2016	March 31, 2016	December 31, 2015
	(dollars are in millions)
Credit loss reserves(1)(2)	$254	$272	$311
Credit loss reserve ratios:(2)(3)(4)
Reserves as a percentage of receivables held for investment	2.5%	2.6%	2.8%
Reserves as a percentage of nonaccrual receivables held for investment	105.1	101.4	91.9

(1)
At June 30, 2016, March 31, 2016 and December 31, 2015, credit loss reserves includes $10 million, $10 million and $12 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property.

(2)
Reserves associated with accrued finance charges, which totaled $47 million, $47 million and $51 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively, are reported within our total credit loss reserve balances noted above, although receivables and nonaccrual receivables as reported generally exclude accrued finance charges. The credit loss reserve ratios presented in the tables above exclude any reserves associated with accrued finance charges.

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

	June 30, 2016	March 31, 2016	December 31, 2015
Credit loss reserve ratios:
Reserves as a percentage of receivables held for investment	2.5%	2.6%	2.8%
Reserves as a percentage of nonaccrual receivables held for investment	339.7	294.5	258.3
Credit loss reserves at June 30, 2016 decreased as compared with March 31, 2016 and December 31, 2015 reflecting the impact of lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days

HSBC Finance Corporation

contractually delinquent. The decrease as compared with December 31, 2015 also reflects the transfer of additional receivables to held for sale, the majority of which consisted of receivables which previously were not saleable as they were part of a collateralized funding transaction. During the first quarter of 2016, these receivables, a significant portion of which were classified as TDR Loans with higher reserve requirements, were contractually released as collateral under the public trust and, as such, became available for sale. Credit loss reserves associated with receivables prior to their transfer to held for sale during the six months ended June 30, 2016 totaled $24 million. See Note 3, "Credit Loss Reserves," in the accompanying consolidated financial statements for additional analysis of loss reserves.
At June 30, 2016, 72 percent of our credit loss reserves are associated with TDR Loans held for investment totaling $1,109 million which are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the receivable. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio which are carried at amortized cost for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. The discounted cash flow methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves at June 30, 2016 and provisions for credit losses for TDR Loans for the six months ended June 30, 2016 should not be considered indicative of the results for any future periods.
In addition to TDR Loans, a portion of our real estate secured receivable portfolio held for investment is carried at the lower of amortized cost or fair value of the collateral less cost to sell. The following table summarizes these receivable components along with receivables collectively evaluated for impairment and the associated credit loss reserves associated with each component:

	June 30, 2016		March 31, 2016		December 31, 2015
	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables	Credit Loss Reserves	Receivables
	(in millions)
Collectively evaluated for impairment	$62	$6,783	$66	$7,147	$79	$7,558
Individually evaluated for impairment(1)	182	1,109	196	1,152	220	1,272
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	10	268	10	274	12	326
Total(2)	$254	$8,160	$272	$8,573	$311	$9,156

(1)
The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $213 million, $211 million and $250 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $9 million, $9 million and $10 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively. These receivables and credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
Reserves associated with accrued finance charges, which totaled $47 million, $47 million and $51 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively, are reported within our total credit loss reserve balances, although receivable balances generally exclude accrued finance charges.

The following table summarizes our TDR Loans and receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in comparison to the real estate secured receivable portfolio held for investment.

	June 30, 2016	December 31, 2015
	(dollars are in millions)
Total real estate secured receivables held for investment	$8,160	$9,156
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$268	$326
Real estate secured TDR Loans(1)	1,109	1,272
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$1,377	$1,598
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	16.9%	17.5%

HSBC Finance Corporation

(1)
Excludes TDR Loans totaling $213 million and $250 million at June 30, 2016 and December 31, 2015, respectively, which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.

Credit loss reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels.
Reserves as a percentage of receivables held for investment at June 30, 2016 decreased modestly as compared with March 31, 2016 as the decrease in credit loss reserves as discussed above outpaced the liquidation in the receivables held for investment portfolio. Reserves as a percentage of receivables held for investment decreased as compared December 31, 2015 as the decrease in credit loss reserves outpaced the decrease in receivables held for investment as a substantial portion of the receivables transferred to held for sale during the first quarter of 2016 were classified as TDR Loans which carry higher reserve requirements.
Reserves as a percentage of nonaccrual receivables held for investment were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at June 30, 2016 increased as compared with March 31, 2016 and December 31, 2015 as the decrease in nonaccrual receivables outpaced the decrease in credit loss reserves.
See Note 3, "Credit Loss Reserves," in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three and six months ended June 30, 2016 and 2015.
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

	June 30, 2016	March 31, 2016	December 31, 2015
	(dollars are in millions)
Dollars of contractual delinquency(1):
Real estate secured receivables held for investment:
Late stage delinquency(2)(3)	$148	$157	$195
Individually evaluated for impairment(4)	73	76	102
Collectively evaluated for impairment(5)	38	48	69
Total real estate secured receivables held for investment	259	281	366
Real estate secured receivables held for sale(6)	563	596	569
Total	$822	$877	$935
Delinquency ratio:
Real estate secured receivables held for investment:
Late stage delinquency	55.22%	57.30%	59.82%
Individually evaluated for impairment	6.58	6.60	8.02
Collectively evaluated for impairment	.56	.67	.91
Total real estate secured receivables held for investment	3.17	3.28	4.00
Real estate secured receivables held for sale	14.83	7.28	6.88
Total	6.88%	5.23%	5.37%

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

HSBC Finance Corporation

However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At June 30, 2016, March 31, 2016 and December 31, 2015, the amounts above include $19 million, $17 million and $23 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 60 and 180 days past due.

(3)	Amount includes TDR Loans which totaled $105 million, $106 million and $131 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively.

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

(6)
At June 30, 2016, March 31, 2016 and December 31, 2015, dollars of contractual delinquency for receivable held for sale includes $441 million, $458 million and $443 million, respectively, of real estate secured receivables which are also classified as TDR Loans.

Dollars of delinquency for real estate secured receivables held for investment at June 30, 2016 decreased $22 million since March 31, 2016 and decreased $107 million since December 31, 2015 as discussed below.

•
Late stage delinquency Dollars of late stage delinquency decreased as compared with March 31, 2016 as a result of improved credit quality as fewer accounts progressed to late stage delinquency during the three months ended June 30, 2016 due to the impact of improvements in economic conditions and, to a lesser extent the maturing of the portfolio. As compared with December 31, 2015, dollars of delinquency also decreased as a result of the transfer of certain late stage delinquency receivables to receivables held for sale during the first quarter of 2016, which previously were not saleable as they were part of a collateralized funding transaction. These late stage delinquent receivables were contractually released as collateral under the public trust during the first quarter of 2016 and, as such, became available for sale.

•
Individually evaluated for impairment The decrease as compared with March 31, 2016 and December 31, 2015 reflects the continued liquidation of the portfolio, partially offset by the impact of fewer accounts progressing to late state delinquency during the three months ended June 30, 2016 as a result of improvements in credit quality as discussed above. The decrease as compared with December 31, 2015 also reflects the transfer of receivables to held for sale primarily consisting of certain receivables which had previously been part of a collateralized funding transaction but during the first quarter of 2016 became available for sale, as discussed above.

•
Collectively evaluated for impairment Dollars of delinquency for accounts collectively evaluated for impairment decreased as compared with March 31, 2016 and December 31, 2015 reflecting lower receivables levels due to receivable run-off and the progression of accounts to either the late stage delinquency or individually evaluated for impairment categories during the first half of 2016.

Dollars of delinquency for receivables held for sale at June 30, 2016 decreased as compared with March 31, 2016 and December 31, 2015 reflecting improvements in credit quality as discussed above. The decrease as compared with December 31, 2015 was partially offset by the transfer of receivables to held for sale during the first quarter of 2016, which previously were not saleable as they were part of a collateralized funding transaction as discussed above. While we sold a significant portion of the real estate secured receivables held for sale portfolio during the second quarter of 2016, the receivables sold were less than 30 days contractually delinquent. As a result, the sale of these receivables did not have an impact on dollars of delinquency for receivables held for sale.
Delinquency ratio The delinquency ratio for real estate secured receivables held for investment was 3.17 percent at June 30, 2016 compared with 3.28 percent at March 31, 2016 and 4.00 percent at December 31, 2015. The decrease reflects the lower dollars of delinquency as discussed above, partially offset by the impact of lower receivable levels.
The delinquency ratio for receivables held for sale was 14.83 percent at June 30, 2016 compared with 7.28 percent at March 31, 2016 and 6.88 percent at December 31, 2015. The increase as compared with March 31, 2016 and December 31, 2015 reflects the impact of a significant decrease in the level of receivables held for sale as a result of receivable sales during the second quarter of 2016 while dollars of delinquency for receivables held for sale were not impacted by the sale as the receivables sold were primarily less than 30 days contractually delinquent, as discussed above.
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

Three Months Ended(1)	June 30, 2016	March 31, 2016	June 30, 2015
	(dollars are in millions)
Net charge-off dollars - Real estate secured receivables	$30	$76	$1,894
Net charge-off ratio - Real estate secured receivables	1.44%	3.42%	40.53%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.54%	3.53%	40.55%

(1)	The net charge-off ratio for all quarterly periods is net charge-offs for the quarter, annualized, as a percentage of average receivables for the quarter.
Net real estate secured receivable charge-offs dollars for all periods are impacted by the transfer of receivables to held for sale during the period as credit loss reserves existing at the time of transfer as well as the credit portion of the lower of amortized cost or fair value adjustment at the time of transfer are recorded as additional charge-offs. For the quarterly periods ending June 30, 2016, March 31, 2016 and June 30, 2015, additional charge-off related to credit loss reserves existing at the time of transfer to held for sale totaled $4 million, $20 million and $1,578 million, respectively, and additional charge-off related to the credit portion of the lower of amortized cost or fair value adjustment totaled $6 million, $13 million and $220 million, respectively. The charge-off related to receivables transferred to held for sale during the prior year quarter was significantly higher reflecting the expansion of our receivable sales program in June 2015. Additionally, net charge-off dollars for the quarterly period ended June 30, 2016 includes an out of period adjustment which decreased net charge-offs by $12 million in order to properly reflect charge-offs for receivables which received a partial forgiveness of principal as a result of an account modification.
Excluding the impact to net charge-off dollars related to the items discussed above, net charge-offs dollars remained lower as compared with the prior quarter and prior year quarter reflecting lower levels of receivables held for investment and lower charge-off on accounts that reach 180 days contractual delinquency reflecting improved credit quality as a result of improvements in economic conditions and home prices since June 30, 2015.
The net real estate secured receivable charge-off ratio for the quarterly period ended June 30, 2016 decreased as compared with the prior quarter due to lower dollars of net charge-offs as discussed above, partially offset by the impact of lower average receivable levels. The net real estate secured receivable charge-off ratio for the quarterly period ended June 30, 2016 decreased as compared with the prior year quarter as a result of expansion of the receivable sales program in June 2015 which resulted in significantly higher dollars of net charge-offs during the prior year quarter as a result of the expansion of our receivable sales program in June 2015.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for the three months ended June 30, 2016 decreased as compared with the prior quarter and prior year quarter due to lower dollars of net charge-offs, partially offset by the impact of lower average receivable levels while REO expenses were essentially flat. See “Results of Operations” for further discussion of REO expense.

HSBC Finance Corporation

Nonperforming Assets  Nonperforming assets consisted of the following:

	June 30, 2016	March 31, 2016	December 31, 2015
	(in millions)
Nonaccrual real estate secured receivables held for investment:(1)
Late stage delinquency(2)(3)	$139	$149	$187
Individually evaluated for impairment(4)	36	40	54
Collectively evaluated for impairment(5)	22	33	42
Total nonaccrual real estate secured receivables held for investment(6)	197	222	283
Real estate owned	58	68	88
Nonaccrual receivables held for sale(1)(7)	442	444	386
Total nonperforming assets	$697	$734	$757

(1)
The receivable balances included in this table reflect the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies but exclude any basis adjustments to the receivable such as unearned income, unamortized deferred fees and costs on originated receivables, purchase accounting fair value adjustments and premiums or discounts on purchased receivables. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer. Nonaccrual receivables reflect all receivables which are 90 or more days contractually delinquent as well as second lien receivables (regardless of delinquency status) where the first lien receivable that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables held for investment and held for sale do not include receivables totaling $452 million, $541 million and $501 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively, which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged receivable subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)
Nonaccrual receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At June 30, 2016, March 31, 2016 and December 31, 2015, the amounts above include $10 million, $9 million and $15 million, respectively, of receivables that at some point in their life cycle were evaluated for write-down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 90 and 180 days past due.

(3)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $97 million at June 30, 2016 compared with $99 million at March 31, 2016 and $124 million at December 31, 2015.

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

(6)	At June 30, 2016, March 31, 2016 and December 31, 2015, nonaccrual second lien real estate secured receivables totaled $50 million, $51 million and $63 million, respectively.

(7)
At June 30, 2016, March 31, 2016 and December 31, 2015, nonaccrual receivables held for sale include $326 million, $323 million and $285 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual real estate secured receivables held for investment at June 30, 2016 decreased as compared with March 31, 2016 and December 31, 2015 as discussed below.

•
Late stage delinquency Nonaccrual late stage delinquency decreased as compared with March 31, 2016 as a result of improved credit quality as fewer accounts progressed to late stage delinquency during the three months ended June 30, 2016 due to the impact of improvements in economic conditions and, to a lesser extent the maturing of the portfolio. As compared with December 31, 2015, nonaccrual late stage delinquency decreased as a result of the transfer of certain late stage delinquency receivables to receivables held for sale during the first quarter of 2016, which previously were not saleable as they were part of a collateralized funding transaction. These late stage delinquent receivables were contractually released as collateral under the public trust during the first quarter of 2016 and, as such, became available for sale.

•
Individually evaluated for impairment The decrease as compared with March 31, 2016 and December 31, 2015 reflects the continued liquidation of the portfolio, partially offset by the impact of fewer accounts progressing to late stage delinquency during the three months ended June 30, 2016 as a result of improvements in credit quality as discussed above. The decrease

HSBC Finance Corporation

as compared with December 31, 2015 also reflects the transfer of receivables to held for sale primarily consisting of certain receivables which had previously been part of a collateralized funding transaction but during the first quarter of 2016 became available for sale, as discussed above.

•
Collectively evaluated for impairment Nonaccrual receivables for accounts collectively evaluated for impairment decreased as compared with March 31, 2016 and December 31, 2015 reflecting lower receivables levels due to receivable run-off and the progression of accounts to either the late stage delinquency or individually evaluated for impairment categories during the first half of 2016.

Nonaccrual receivables held for sale at June 30, 2016 decreased as compared with March 31, 2016 reflecting improvements in credit quality as discussed above. The increase as compared with December 31, 2015 reflects the transfer of receivables to held for sale during the first quarter of 2016, which previously were not saleable as they were part of a collateralized funding transaction as discussed above, partially offset by the impact of improvements in credit quality. While we sold a significant portion of the real estate secured receivables held for sale portfolio during the second quarter of 2016, the receivables sold were less than 30 days contractually delinquent. As a result, the sale of these receivables did not have an impact on dollars of nonaccrual receivables held for sale.
At June 30, 2016, March 31, 2016 and December 31, 2015 nonaccrual receivables in the table above include TDR Loans and TDR Loans that are held for sale totaling $459 million, $462 million and $463 million, respectively, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. See Note 2, “Receivables, net,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
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

Generally, in our experience, we have found that the earlier in the default cycle we have been able to utilize account management actions, the lower the rate of recidivism. Additionally, we have found that for receivable modification, modifications with significant amounts of payment reduction experience lower levels of recidivism. Some customers receive multiple account management actions. In this regard, multiple account management actions as a percentage of total account management actions are in a range of 72 percent to 77 percent.
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

	Number of Accounts	Outstanding Receivable Balance(1)
	(accounts are in thousands)	(dollars are in millions)
June 30, 2016:(2)
Collection re-age only	41.4	$2,457
Modification only	3.1	154
Modification re-age	34.9	2,618
Total receivables modified and/or re-aged(1)	79.4	$5,229
March 31, 2016:(2)
Collection re-age only	62.0	$4,218
Modification only	6.1	439
Modification re-age	53.8	4,567
Total receivables modified and/or re-aged(1)	121.9	$9,224
December 31, 2015:(2)
Collection re-age only	63.9	$4,429
Modification only	5.9	451
Modification re-age	53.9	4,631
Total receivables modified and/or re-aged(1)	123.7	$9,511

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

(2)	At June 30, 2016, March 31, 2016 and December 31, 2015, the outstanding receivable balance includes the following amounts related to receivables classified as held for sale.

	June 30, 2016	March 31, 2016	December 31, 2015
	(in millions)
Collection re-age only	$1,475	$3,700	$3,765
Modifications only	79	361	368
Modification re-age	1,995	3,414	3,415
Total receivables modified and/or re-aged	$3,549	$7,475	$7,548

HSBC Finance Corporation

The following table provides information regarding the delinquency status of receivables remaining in the portfolio that were granted modifications of loan terms and/or re-aged at June 30, 2016, March 31, 2016 and December 31, 2015 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
June 30, 2016:
Collection re-age only	79%	8%	13%	79%	9%	12%
Modification only	88	2	10	89	2	9
Modification re-age	78	7	15	77	8	15
Total receivables modified and/or re-aged	79%	8%	13%	79%	8%	13%
March 31, 2016:
Collection re-age only	85%	6%	9%	86%	6%	8%
Modification only	94	1	5	95	1	4
Modification re-age	86	5	9	86	5	9
Total receivables modified and/or re-aged	86%	5%	9%	87%	5%	8%
December 31, 2015:
Collection re-age only	84%	7%	9%	85%	7%	8%
Modification only	92	2	6	95	2	3
Modification re-age	84	6	10	85	6	9
Total receivables modified and/or re-aged	84%	6%	10%	85%	6%	9%
The following table provides information regarding real estate secured modified and/or re-aged receivables during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Balance at beginning of period	$9,224	$13,389	$9,511	$13,663
Additions due to an account management action(1)	51	83	126	190
Payments(2)	(222)	(311)	(490)	(550)
Net charge-offs(3)	(18)	(1,741)	(62)	(1,837)
Transfer to real estate owned	(20)	(29)	(36)	(63)
Receivables held for sale that have subsequently been sold	(3,738)	(259)	(3,738)	(259)
Change in lower of amortized cost or fair value on receivables held for sale	(48)	562	(82)	550
Balance at end of period	$5,229	$11,694	$5,229	$11,694

(1)	Includes collection re-age only, modification only, and modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.

(3)
Amounts include the credit loss reserves existing at the time of transfer of receivables to held for sale which are recognized as charge-off. Amounts also include the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. See Note 3, "Credit Loss Reserves," in the accompanying consolidated financial statements for further discussion.

In addition to the account management techniques discussed above, we also use deed-in-lieu and short sales to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and overall loss exposure given liquidation through foreclosure. Short sales also release the borrower from further obligation. From our perspective, total losses on deed-in-lieu and short sales are lower than expected total losses from foreclosed receivables, or receivables where we have previously decided not to pursue foreclosure, and provide resolution to the

HSBC Finance Corporation

delinquent receivable over a shorter period of time. While deed-in-lieu and short sales were used more extensively in prior years, during the three and six months ended June 30, 2016 we have used fewer of these account management techniques as compared with the three and six months ended June 30, 2015 as many of the receivables which in the past would have been resolved through a deed-in-lieu or short-sale have been sold as part of our receivable sale program.
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
During 2014, we revised our modification programs resulting in a minimum modification term of 24 months. As a result, the receivables remaining in our portfolio are comprised of a growing composition of longer dated modifications.
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
The following table summarizes receivables modified during the six months ended June 30, 2016 and 2015, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Six months ended June 30, 2016	3.2	$.2
Six months ended June 30, 2015	4.3	.5

(1)	Includes all receivables modified during the six months ended June 30, 2016 and 2015 regardless of whether the receivable was also re-aged.

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

HSBC Finance Corporation

	Quarter Ended
	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	283	293	342	396	404
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	27.2%	27.1%	29.4%	32.9%	34.7%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which may be lower than the rate on the receivable at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which had a carrying value of $373 million and $472 million at June 30, 2016 and December 31, 2015, respectively.
The weighted-average contractual rate reduction in basis points reflects changes in our program strategy during the fourth quarter of 2015 which limits the amount of payment relief which can be achieved through rate reduction and shifts the additional payment relief to other types of modification, such as term extension, principal deferral or principal-write down. The trend in the average payment relief during 2016 primarily reflects improved financial conditions of borrowers applying for hardship, which translates to less required payment relief to achieve an affordable and sustainable mortgage payment. To a lesser extent, the average payment relief trend reflects changes in the mix of the types of modifications provided as discussed above.
Re-age programs  Our policies and practices include various criteria for an account to qualify for re-aging, but do not, however, require us to re-age the account. The extent to which we re-age accounts that are eligible under our existing policies will differ depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, exceptions to our policies and practices may be made in specific situations in response to legal or regulatory agreements or orders. It is our practice to defer past due interest on re-aged accounts to the end of the loan period. We do not accrue interest on past due interest payments as required by our 2002 settlement agreement with the State Attorneys General.
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

Re-age Table(1)(2)	June 30, 2016	March 31, 2016	December 31, 2015
	(dollars are in millions)
Total real estate secured receivables ever re-aged	$5,057	$8,583	$8,806

Real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale:
Re-aged in the last 6 months(3)	8.8%	6.7%	5.5%
Re-aged in the last 7-12 months	5.4	4.1	5.0
Previously re-aged beyond 12 months	28.0	40.5	40.1
Total real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale	42.2%	51.3%	50.6%

(1)
The receivable balance included in this table reflects the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies and includes certain basis adjustments to the receivable such as unearned income, unamortized deferred fees and costs on

HSBC Finance Corporation

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

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At June 30, 2016, March 31, 2016 and December 31, 2015, the unpaid principal balance of re-ages without receipt of a payment totaled $206 million, $243 million and $250 million, respectively.

(3)
At June 30, 2016, March 31, 2016 and December 31, 2015, approximately 64 percent, 66 percent and 61 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent based on the account's most recent re-age.

At June 30, 2016, March 31, 2016 and December 31, 2015, $646 million (13 percent of total re-aged receivables in the Re-Age table), $687 million (8 percent of total re-aged receivables in the Re-Age table) and $737 million (8 percent of total re-aged receivables in the Re-Age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
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
Because our lending activities were primarily to individual consumers, we do not have receivables (including receivables held for sale) from any industry group that equal or exceed 10 percent of total receivables at June 30, 2016 or December 31, 2015. The following table reflects the percentage of consumer receivables (including receivables held for sale) by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables (including Receivables Held for Sale)
	June 30, 2016	December 31, 2015
California	9.5%	9.4%
New York	7.7	6.8
Florida	6.3	6.0
Pennsylvania	6.3	6.2
Ohio	5.8	6.2
Virginia	5.0	5.1

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
Due to affiliates totaled $5,412 million and $5,925 million at June 30, 2016 and December 31, 2015, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
In July 2016, we repaid a $600 million loan agreement with HSBC North America which had maturities between 2034 and 2035.

HSBC Finance Corporation

The following table summarizes maturities of amounts due to affiliates at June 30, 2016:

(in millions)
2016	$—
2017	1,512
2018	2,500
2019	—
2020	—
Thereafter	1,400
Total	$5,412
See Note 9, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
Short-Term Investments  Securities purchased under agreements to resell totaled $2,771 million and $2,724 million at June 30, 2016 and December 31, 2015, respectively. Short-term investments increased marginally as compared with December 31, 2015 as cash received from receivable sales and sales of REO properties was largely offset by the retirement of debt and the redemption of the Series B preferred stock.
Long-Term Debt (excluding amounts due to affiliates) decreased to $5,229 million at June 30, 2016 from $9,510 million at December 31, 2015. There were no issuances of long-term debt during the six months ended June 30, 2016 or 2015. Repayments of long-term debt totaled $4,439 million and $3,054 million during the six months ended June 30, 2016 and 2015, respectively. The following table summarizes maturities of long-term debt at June 30, 2016, including secured financings:

(in millions)
2016	$778
2017	1,525
2018	276
2019	167
2020	—
Thereafter	2,483
Total	$5,229
Secured financings previously issued under public trusts of $644 million at June 30, 2016 are secured by $1,260 million of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $879 million at December 31, 2015 were secured by $1,654 million of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance of all foreign-denominated notes to fix the notes in U.S. dollars.
We use derivatives for managing interest rate and currency risk and have received loan commitments from affiliates, but we do not otherwise enter into off-balance sheet transactions.
Preferred Stock On June 30, 2016, we redeemed all of the outstanding preferred securities of the 6.36 percent Non-Cumulative Series B preferred stock for $575 million. Accordingly, at June 30, 2016, the Series B preferred securities are no longer considered outstanding.
Common Equity  During the six months ended June 30, 2016 and 2015, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
Capital ratio  Common and preferred equity to total assets totaled 30.57 percent at June 30, 2016 compared with 27.48 percent at December 31, 2015.

HSBC Finance Corporation

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
HSBC North America participates in the Federal Reserve Board's ("Federal Reserve") CCAR program and submitted its latest CCAR capital plan and annual company-run stress test results in April 2016. In June 2016, the Federal Reserve informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2016 CCAR submission. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
2016 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2016:

	Actual Jan. 1 through June 30, 2016	Estimated July 1 through December 31, 2016 (Minimum-Maximum)			Estimated Full Year 2016 (Minimum-Maximum)
	(in billions)
Funding needs:
Unsecured debt maturities	$5	$—	-	$1	$5	-	$6
Secured financing maturities	—	—	-	1	—	-	1
Exercise call options	1	—	-	—	1	-	1
Litigation settlement	—	1	-	2	1	-	2
Total funding needs	$6	$1	-	$4	$7	-	$10
Funding sources:
Net asset attrition(1)	$1	$—	-	$1	$1	-	$2
Liquidation of short-term investments	—	1	-	2	1	-	2
Receivable sales	5	—	-	1	5	-	6
Total funding sources	$6	$1	-	$4	$7	-	$10

(1)	Net of receivable charge-offs.
For the remainder of 2016, the combination of cash generated from operations including balance sheet attrition and receivable sales will generate the liquidity necessary to meet our maturing debt obligations.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives or changes in the fair value of receivables held for sale, REO or receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell affects the comparability of reported results between periods. Accordingly, our results for the six months ended June 30, 2016 should not be considered indicative of the results for any future period.
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

HSBC Finance Corporation

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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2016 and December 31, 2015, our Level 3 assets recorded at fair value on a non-recurring basis totaling $3,089 million (16 percent of total assets) and $8,265 million (34 percent of total assets), respectively. The decrease at June 30, 2016 reflects receivable sales during the second quarter of 2016. At June 30, 2016 and December 31, 2015, we had no Level 3 assets recorded at fair value on a recurring basis.
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
See Note 12, “Fair Value Measurements,” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value. Additionally, see Note 12, "Fair Value Measurements," in the accompanying consolidated financial statements for information about transfers between Level 1 and Level 2 measurements and transfers between Level 2 and Level 3 measurements during the six months ended June 30, 2016 and 2015.

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
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At June 30, 2016 and December 31, 2015, all of our existing derivative contracts are with HSBC Bank USA, making them our sole counterparty in derivative transactions. The fair value of our agreements with HSBC Bank USA required us to provide collateral to the affiliate of $115 million at June 30, 2016 and $491 million at December 31, 2015, all of which was provided in cash. See Note 6, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information about our derivative portfolio.
There have been no material changes to our approach to credit risk management since December 31, 2015.

HSBC Finance Corporation

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
The Basel Committee based LCR is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. Under European Commission Delegated Regulation 2015/61, the Basel Committee based LCR became a minimum regulatory standard beginning in 2015. At June 30, 2016 and December 31, 2015, our LCR ratio under the EU LCR rule was 464 percent and 499 percent, respectively. A LCR ratio of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
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
In November 2015, the Financial Stability Board issued its final standards for Total Loss-Absorbing Capacity (“TLAC”) requirements for global systemically important banks ("G-SIBs"), In October 2015, the Federal Reserve issued its proposal to impose TLAC requirements on U.S. G-SIBs and the U.S. intermediate holding companies ("IHCs") owned by non-U.S. G-SIBs ("TLAC Proposal"). The TLAC Proposal represents an extension of the current regulatory capital framework, which is aimed at ensuring that a banking organization can absorb losses without falling into resolution. The TLAC Proposal would require the U.S. IHCs of G-SIBs ("Covered IHCs"), including HSBC North America, to maintain minimum amounts of internal TLAC, which would include minimum levels of TLAC and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019. Additionally, the TLAC Proposal would include "clean holding company" requirements that impose stringent limitations on the ability of Covered IHCs to incur common types of non-TLAC-related liabilities. The Federal Reserve requested comments on all aspects of the proposal by February 19, 2016. We provided a comment letter to the Federal Reserve in February and a supplementary letter in June.
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

HSBC Finance Corporation

America or through direct support from HSBC or its affiliates. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
The following table summarizes our credit ratings at both June 30, 2016 and December 31, 2015:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions.
In March 2016, Moody's changed the rating outlook for HSBC Finance Corporation to negative from stable following a similar change in outlook to negative from stable for HSBC. The outlook change for HSBC signifies Moody's concerns about a weakening in intrinsic financial strength due to deteriorating operating conditions in Hong Kong, one of HSBC's key markets. In spite of their concerns, Moody's stated that HSBC's willingness to provide support to its U.S. subsidiaries remains very high. While the outlook changed, Moody's affirmed its ratings for HSBC Finance Corporation.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At June 30, 2016, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
In July 2016, Standard & Poor's Corporation ("S&P') took various rating agency actions on U.K. banks, including HSBC, to reflect rising economic risks for the U.K. domestic banking industry, including potential pressures arising from the U.K. vote to leave the European Union. As a result, S&P changed the rating outlook for HSBC Finance Corporation to negative from stable. While the outlook changed, S&P affirmed its ratings for HSBC Finance Corporation.
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

HSBC Finance Corporation

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

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income:
Resulting from a gradual 100 basis point increase in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$33	8.1%	$14	1.9%
Resulting from a gradual 100 basis point decrease in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$(33)	(8.2)%	$(10)	(1.3)%
Resulting from an immediate 50 basis point decrease in the yield curve	$(23)	(5.6)%	$(3)	(0.4)%
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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

See Note 13, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

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
At June 30, 2016, the HSBC Group had 7 loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, Germany, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles.
Two loans to the same company which were supported by the French and German Export Credit Agencies matured during the second quarter of 2016 following receipt of the final repayments. Bank Melli acted as a sub-participant in one of these facilities.

HSBC Finance Corporation

Estimated gross revenue to the HSBC Group generated by the loans in repayment for the second quarter of 2016, which includes interest and fees, was approximately $92,000, and net estimated profit was approximately $86,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to ensure compliance in accordance with applicable law.
There was no measurable gross revenue in the second quarter of 2016 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were canceled in the second quarter of 2016 and approximately 20 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. Transactions relating to these accounts have been carried out under U.K. government license (or, particularly following Implementation Day under the Joint Comprehensive Plan of Action relating to the Iranian nuclear program, are generally permissible under applicable law). Estimated gross revenue in the second quarter of 2016 for these transactions , which includes fees and/or commissions, was approximately $53,400.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving four employees of a U.S.-sanctioned Iranian bank in Hong Kong, two of whom joined the scheme during the second quarter of 2016. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme in the second quarter of 2016 was approximately $1,180. Three checks amounting to HKD 5,469 were issued to the Iranian bank employer during the second quarter of 2016, as a result of the employer's overpayment of contributions.

For the Iranian bank related-activity discussed in this section, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group currently intends to continue to wind down this activity, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintained frozen personal accounts for an individual customer who was sanctioned under U.S. Executive Order 13224 during the second quarter of 2016. The accounts were frozen during the second quarter of 2016.For activity related to U.S. Executive Order 13224, there was no measurable gross revenue or net profit generated to the HSBC Group in the second quarter of 2016.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2016. In the second quarter of 2016, the HSBC Group also froze payments where required under relevant sanctions programs. There was no measurable gross revenue or net profit to the HSBC Group in the second quarter of 2016 relating to these frozen accounts.

HSBC Finance Corporation

Item 6. Exhibits and Financial Statement Schedules.

Exhibits included in this Report:

2(i)	Mortgage Loan Purchase Agreement, date May 25, 2016 (incorporated by reference to Exhibit 2.1 of HSBC Finance Corporation's Current Report on Form 8-K filed May 27, 2016).*
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

* Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K. HSBC Finance Corporation agrees to furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Index

Account management policies and practices 70	Fair value measurements:
Assets:	assets and liabilities recorded at fair value on a non-recurring basis 39
by business segment 33	assets and liabilities recorded at fair value on a recurring basis 37
fair value of financial assets 36	fair value adjustments 35
fair value measurements 35	financial instruments 36
nonperforming 14, 69	hierarchy 77
Balance sheet (consolidated) 5	transfers into/out of Level 1 and Level 2 39
Basel III 44, 77	transfers into/out of Level 2 and Level 3 39
Basis of reporting 49	valuation control framework 35
Business:	valuation techniques 40
consolidated performance review 47	Financial highlights metrics 47
focus 47	Financial liabilities:
Capital:	designated at fair value 22
2016 funding strategy 77	fair value of financial liabilities 36
capital ratio 76	Forward looking statements 44
common equity movements 76	Funding 48, 75
consolidated statement of changes 6	Gain (loss) from debt designated at fair value and related derivatives 22
Cash flow (consolidated) 7	Geographical concentration of receivables 75
Cautionary statement regarding forward-looking statements 44	Impairment:
Compliance risk 82	credit losses 15, 53
Consumer business segment 32, 59	nonaccrual receivables 11, 69
Contingent liabilities 41	nonperforming receivables 14, 69
Controls and procedures 83	Income taxes 58
Credit quality 63	Internal control 83
Credit risk:	Interest income:
concentration 75	net interest income 52
management 79	sensitivity 81
Derivatives:	Interest rate risk 81
cash flow hedges 25	Key performance indicators 47
fair value hedges 25	Legal proceedings 41, 83
income (expense) 54	Liabilities:
non-qualifying hedges 26	financial liabilities designated at fair value 22
notional value 27	lines of credit 30
Economic environment 45	long-term debt 76
Equity:	Liquidity and capital resources 75
consolidated statement of changes 6	Liquidity risk 80
ratio 76	Litigation and regulatory matters 41, 83
Estimates and assumptions 9	Loan impairment charges - see Provision for credit losses
Executive overview 45

HSBC Finance Corporation

Loans and advances - see Receivables, net	Reconciliation of U.S. GAAP results to Group Reporting Basis 49
LTV Ratios 51	Related party transactions 29
Market risk 81	Repurchase liability 56
Market turmoil - see Economic environment	Reputational risk 82
Model risk 82	Results of operations 52
Mortgage Lending products 10, 50	Risk management:
Net interest income 52	compliance 82
New accounting pronouncements 42	credit 79
Operating expenses 57	interest rate 81
Operational risk 82	liquidity 80
Other revenues 54	market 81
Pension and other postretirement benefits 29	model 82
Pension risk 82	operational 82
Performance, developments and trends 47	overview 78
Profit (loss) before tax:	pension 82
by segment - Group Reporting Basis 33, 60	reputational 82
consolidated 33	security and fraud 82
Provision for credit losses 53	strategic 82
Ratios:	Security and fraud risk 82
capital 76	Segment results - Group Reporting Basis:
charge-off (net) 68	consumer 32, 59
credit loss reserve related 64	overall summary 32, 59
delinquency 66	Selected financial data 47
earnings to fixed charges - Exhibit 12	Sensitivity:
efficiency 58	projected net interest income 82
financial 47	Statement of cash flows 7
Re-aged receivables 74	Statement of changes in shareholders' equity 6
Real estate owned 51	Statement of comprehensive income (loss) 4
Receivables:	Statement of income (loss) 3
by category 10, 50	Strategic initiatives and focus 47
by charge-off (net) 68	Strategic risk 82
by delinquency 66	Surety bond 31, 57
geographical concentration 75	Table of contents 2
held for sale 17	Tax expense 58
in process of foreclosure 14	Troubled debt restructures 11, 65
modified and/or re-aged 71	Variable interest entities 34
nonaccrual 11, 69
overall review 50
risk concentration 75
troubled debt restructures 11, 65

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 3, 2016

HSBC FINANCE CORPORATION

By:	/s/ MICHAEL A. REEVES
Michael A. Reeves
Executive Vice President

HSBC Finance Corporation

Exhibit Index

2(i)	Mortgage Loan Purchase Agreement, date May 25, 2016 (incorporated by reference to Exhibit 2.1 of HSBC Finance Corporation's Current Report on Form 8-K filed May 27, 2016).*
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

* Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K. HSBC Finance Corporation agrees to furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.