Form 10-Q
period 2016-09-30
HSBC Finance Corp
filed 2016-11-07
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At October 31, 2016, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

PART I

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Interest income	$217	$396	$845	$1,235
Interest expense on debt held by:
Non-affiliates	65	164	266	545
HSBC affiliates	43	50	148	156
Interest expense	108	214	414	701
Net interest income	109	182	431	534
Provision for credit losses	572	18	621	237
Net interest income after provision for credit losses	(463)	164	(190)	297
Other revenues:
Derivative related income (expense)	3	(128)	(109)	(135)
Gain (loss) on debt designated at fair value and related derivatives	(8)	34	32	167
Servicing and other fees from HSBC affiliates	1	5	7	17
Lower of amortized cost or fair value adjustment on receivables held for sale	(8)	(83)	(119)	(154)
Gain (loss) on sale of real estate secured receivables	(5)	2	418	20
Other income	6	72	19	83
Total other revenues	(11)	(98)	248	(2)
Operating expenses:
Salaries and employee benefits	56	55	128	158
Occupancy and equipment expenses, net	3	8	13	24
Real estate owned expenses	1	6	6	11
Support services from HSBC affiliates	40	54	120	166
Provision for securities litigation liability	—	—	575	350
Other expenses	35	109	144	193
Total operating expenses	135	232	986	902
Loss from continuing operations before income tax	(609)	(166)	(928)	(607)
Income tax benefit	(203)	(129)	(322)	(357)
Loss from continuing operations	(406)	(37)	(606)	(250)
Discontinued operations:
Loss from discontinued operations before income tax	(2)	(3)	(11)	(12)
Income tax benefit	4	3	5	4
Income (loss) from discontinued operations	2	—	(6)	(8)
Net loss	$(404)	$(37)	$(612)	$(258)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net loss	$(404)	$(37)	$(612)	$(258)
Other comprehensive income, net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	—	8	15	28
Pension and postretirement benefit plan adjustments	—	—	(3)	—
Other comprehensive income, net of tax	—	8	12	28
Total comprehensive income (loss)	$(404)	$(29)	$(600)	$(230)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2016	December 31, 2015
	(in millions, except share data)
Assets
Cash	$120	$124
Securities purchased under agreements to resell	824	2,724
Receivables held for investment, net (including $1.7 billion at December 31, 2015 collateralizing long-term debt and net of credit loss reserves of $311 million at December 31, 2015)	—	8,987
Receivables held for sale (including $790 million at September 30, 2016 collateralizing long-term debt)	10,148	8,265
Real estate owned	45	88
Deferred income taxes, net	3,082	2,923
Other assets	1,123	1,021
Assets of discontinued operations	1	13
Total assets	$15,343	$24,145
Liabilities
Debt:
Due to affiliates (including $497 million and $496 million at September 30, 2016 and December 31, 2015, respectively, carried at fair value)	$4,824	$5,925
Long-term debt (including $1.4 billion and $3.3 billion at September 30, 2016 and December 31, 2015, respectively, carried at fair value and $436 million and $879 million at September 30, 2016 and December 31, 2015, respectively, collateralized by receivables)	4,494	9,510
Total debt	9,318	15,435
Derivative related liabilities	18	57
Liability for postretirement benefits	131	143
Other liabilities	430	1,773
Liabilities of discontinued operations	70	102
Total liabilities	9,967	17,510
Shareholders’ equity
Redeemable preferred stock:
Series B ($0.01 par value, 1,501,100 shares authorized at both September 30, 2016 and December 31, 2015; 575,000 shares issued and outstanding at December 31, 2015)	—	575
Series C ($0.01 par value, 1,000 shares authorized; 1,000 shares issued and outstanding at both September 30, 2016 and December 31, 2015)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued and outstanding at both September 30, 2016 and December 31, 2015)	—	—
Additional paid-in-capital	23,161	23,245
Accumulated deficit	(18,811)	(18,199)
Accumulated other comprehensive income	26	14
Total common shareholder’s equity	4,376	5,060
Total shareholders’ equity	5,376	6,635
Total liabilities and shareholders’ equity	$15,343	$24,145

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30,	2016	2015
	(in millions)
Preferred stock
Balance at beginning of period	$1,575	$1,575
Redemption of Series B preferred stock	(575)	—
Balance at end of period	1,000	1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in-capital
Balance at beginning of period	23,245	23,381
Dividends on preferred stock	(84)	(93)
Employee benefit plans, including transfers and other	—	3
Balance at end of period	23,161	23,291
Accumulated deficit
Balance at beginning of period	(18,199)	(17,768)
Net loss	(612)	(258)
Balance at end of period	(18,811)	(18,026)
Accumulated other comprehensive income (loss)
Balance at beginning of period	14	(65)
Other comprehensive income	12	28
Balance at end of period	26	(37)
Total common shareholder’s equity at end of period	4,376	5,228
Total shareholders' equity at end of period	$5,376	$6,803

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2016	2015
	(in millions)
Cash flows from operating activities
Net loss	$(612)	$(258)
Loss from discontinued operations	(6)	(8)
Loss from continuing operations	(606)	(250)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Provision for credit losses	621	237
Lower of amortized cost or fair value adjustment on receivables held for sale	119	154
Gain on sale of real estate secured receivables	(418)	(20)
Gain on sale of real estate owned, including lower of amortized cost or fair value adjustments	(2)	(1)
Payment for securities litigation liability	(1,575)	—
Depreciation and amortization	1	5
Mark-to-market on debt designated at fair value and related derivatives	6	(9)
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	26	(411)
Net change in other assets	(264)	(296)
Net change in other liabilities	232	260
Other, net	12	15
Cash used in operating activities – continuing operations	(1,848)	(316)
Cash provided by (used in) operating activities – discontinued operations	(27)	22
Cash used in operating activities	(1,875)	(294)
Cash flows from investing activities
Net change in securities purchased under agreements to resell	1,900	3,332
Net change in interest bearing deposits with banks	—	497
Receivables:
Net collections	1,322	1,695
Proceeds from sales of receivables	5,382	431
Proceeds from sales of real estate owned	99	159
Sales of properties and equipment	2	54
Cash provided by investing activities – continuing operations	8,705	6,168
Cash provided by investing activities – discontinued operations	—	—
Cash provided by investing activities	8,705	6,168

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Nine Months Ended September 30,	2016	2015
	(in millions)
Cash flows from financing activities
Debt:
Net change in due to affiliates	(1,102)	(2,002)
Long-term debt retired	(5,074)	(3,805)
Redemption of preferred stock	(575)	—
Shareholders’ dividends	(84)	(93)
Cash used in financing activities – continuing operations	(6,835)	(5,900)
Cash used in financing activities – discontinued operations	—	—
Cash used in financing activities	(6,835)	(5,900)
Net change in cash	(5)	(26)
Cash at beginning of period(1)	136	175
Cash at end of period(2)	$131	$149
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$55	$100
Transfer of receivables to held for sale	7,574	10,250

(1)	Cash at beginning of period includes $12 million and $18 million for discontinued operations at January 1, 2016 and 2015, respectively.

(2)	Cash at end of period includes $11 million and $18 million for discontinued operations at September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	8	Pension and Other Postretirement Benefits	27
2	Receivables Held for Investment, net	10	9	Related Party Transactions	27
3	Credit Loss Reserves	15	10	Business Segments	30
4	Receivables Held for Sale	16	11	Variable Interest Entities	32
5	Fair Value Option	20	12	Fair Value Measurements	33
6	Derivative Financial Instruments	21	13	Litigation and Regulatory Matters	39
7	Accumulated Other Comprehensive Income (Loss)	26	14	New Accounting Pronouncements	40

1.	Organization and Basis of Presentation

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
During the nine months ended September 30, 2016, our income tax benefit was impacted by a reversal of approximately $15 million associated with an out of period adjustment to our deferred tax asset balance.
The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates our receivable sales program, the significant losses recognized and the challenges we anticipate to our operating results under prevailing and forecasted economic and business conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund continuing operations.
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

HSBC Finance Corporation

2.	Receivables Held for Investment, net

Receivables held for investment, net consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Real estate secured:
First lien	$—	$7,302
Second lien	—	1,854
Total real estate secured receivables(1)(2)	—	9,156
Accrued interest income and other	—	142
Credit loss reserve for receivables	—	(311)
Total receivables held for investment, net	$—	$8,987

(1)
At December 31, 2015, amount includes $1,654 million of closed-end real estate secured receivables which serve as collateral for secured financings previously issued under public trusts with an outstanding balance of $879 million at December 31, 2015. See Note 11, "Variable Interest Entities," for additional information.

(2)	At December 31, 2015, amount includes deferred origination fees, net of costs, totaling $71 million and net unamortized premium on our receivables totaling $35 million.
In September 2016, we expanded our receivable sales program to include all remaining real estate secured receivables classified as held for investment and transferred the remainder of these receivables to held for sale. See Note 4, "Receivables Held for Sale," for additional information.
Aging Analysis of Past Due Receivables As a result of the transfer of the remainder of the receivables classified as held for investment to held for sale, there are no balances to report in the aging analysis of past due receivables at September 30, 2016. The following table summarizes the past due status of our receivables held for investment at December 31, 2015. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the terms of the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices, such as re-aging.

	Past Due		Total Past Due		Total Receivables(2)
December 31, 2015	30 – 89 days	90+ days		Current(1)
	(in millions)
Real estate secured:
First lien	$179	$219	$398	$6,904	$7,302
Second lien	98	62	160	1,694	1,854
Total real estate secured receivables held for investment	$277	$281	$558	$8,598	$9,156

(1)	Receivables less than 30 days past due are presented as current.

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
Nonaccrual receivables and nonaccrual receivables held for sale consisted of the following:

HSBC Finance Corporation

	September 30, 2016	December 31, 2015
	(in millions)
Nonaccrual receivable portfolios(1):
Real estate secured receivables held for investment(2)	$—	$283
Receivables held for sale	405	386
Total nonaccrual receivables(3)	$405	$669

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

(2)
At December 31, 2015, nonaccrual real estate secured receivables held for investment includes $187 million of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
Nonaccrual receivables do not include receivables totaling $424 million and $501 million at September 30, 2016 and December 31, 2015, respectively, which are less than 90 days contractually delinquent and not accruing interest.

The following table provides additional information on our total nonaccrual receivables:

Nine Months Ended September 30,	2016	2015
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$59	$125
Interest income that was recorded on nonaccrual receivables during the period	18	37
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
Modifications for real estate secured receivables may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount, partial forgiveness or deferment of principal or other loan covenants. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive for a period of time in future periods. By lowering the interest rate and making other changes to the loan terms, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Re-aging is an account management action that results in the resetting of the contractual delinquency status of an account to current which generally requires the receipt of two qualifying payments. TDR Loans which are classified as held for investment are reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rate which generally results in a higher reserve requirement for these loans. The portion of the credit loss reserves on TDR Loans held for investment that is associated with the discounting of cash flows is released from credit loss reserves over the life of the TDR Loan. There are no credit loss reserves associated with TDR Loans classified as held for sale as they are carried at the lower of amortized cost or fair value.

HSBC Finance Corporation

The following table presents information about receivables held for investment and receivables held for sale which as a result of any account management action taken during the three and nine months ended September 30, 2016 and 2015 became classified as TDR Loans as well as a summary of the type of account management action taken.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Real estate secured receivables classified as TDR Loans during the period:
First lien held for investment	$—	$19	$33	$161
Second lien held for investment	—	13	33	41
Real estate secured receivables held for sale	58	68	171	155
Total	$58	$100	$237	$357

Types of account management actions taken during the period:
Modifications, primarily interest rate modifications	$33	$41	$115	$141
Re-age of past due account	25	59	122	216
Total	$58	$100	$237	$357
The table below presents information about our TDR Loans and TDR Loans held for sale, including the related allowance for credit losses. The TDR Loan carrying value trend in the table below reflects the impact of the transfer of the remainder of our receivables classified as held for investment to held for sale in September 2016 as well as receivable sales during the first nine months of 2016.

	September 30, 2016		December 31, 2015
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)
Real estate secured:
First lien held for investment(2)	$—	$—	$870	$1,003
Second lien held for investment(2)	—	—	652	732
Real estate secured receivables held for sale(3)	3,554	4,575	6,044	7,317
Total real estate secured TDR Loans	$3,554	$4,575	$7,566	$9,052

Credit loss reserves for TDR Loans:(4)
Real estate secured:
First lien	$—		$95
Second lien	—		135
Total credit loss reserves for real estate secured TDR Loans(3)	$—		$230

(1)
At September 30, 2016 and December 31, 2015, the unpaid principal balance reflected above includes $711 million and $740 million, respectively, which have received a reduction in the unpaid principal balance as part of an account management action.

(2)	At December 31, 2015, the carrying value of TDR Loans held for investment includes $250 million that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)	There are no credit loss reserves associated with receivables classified as held for sale as they are carried at the lower of amortized cost or fair value.

(4)	Included in credit loss reserves.

HSBC Finance Corporation

The following table provides additional information about the average balance and interest income recognized on TDR Loans and TDR Loans held for sale. At September 30, 2016, all of our TDR Loans are classified as held for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Average balance of TDR Loans held for investment and held for sale:
Real estate secured:
First lien	$3,281	$8,281	$4,998	$9,408
Second lien	628	804	697	858
Total average balance of TDR Loans	$3,909	$9,085	$5,695	$10,266
Interest income recognized on TDR Loans held for investment and held for sale:
Real estate secured:
First lien	$63	$170	$275	$525
Second lien	17	21	55	65
Total interest income recognized on TDR Loans	$80	$191	$330	$590
The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Real estate secured:
First lien held for investment	$—	$6	$7	$68
Second lien held for investment	—	6	8	20
Real estate secured receivables held for sale	19	32	57	71
Total	$19	$44	$72	$159
Consumer Receivable Credit Quality Indicators  Credit quality indicators used for consumer receivables include a loan’s delinquency status, whether the loan is performing and whether the loan is a TDR Loan.
Delinquency The table below summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our receivable portfolio.

	September 30, 2016		December 31, 2015
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured receivables(1):
First lien held for investment	$—	—%	$272	3.73%
Second lien held for investment	—	—	94	5.07
Real estate secured receivables held for sale	545	5.37	569	6.88
Total real estate secured receivables(2)	$545	5.37%	$935	5.37%

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

HSBC Finance Corporation

(2)	At September 30, 2016 and December 31, 2015, total real estate secured receivables include $249 million and $363 million, respectively, that are in the process of foreclosure.
Nonperforming The table below summarizes the status of receivables and receivables held for sale.

	Accruing Receivables	Nonaccrual Receivables(4)	Total
	(in millions)
At September 30, 2016(1)
Real estate secured receivables held for investment	$—	$—	$—
Real estate secured receivables held for sale	9,743	405	10,148
Total	$9,743	$405	$10,148
At December 31, 2015(1)
Real estate secured receivables held for investment(2)(3)	$8,873	$283	$9,156
Real estate secured receivables held for sale	7,879	386	8,265
Total	$16,752	$669	$17,421

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

(2)
At December 31, 2015, nonperforming real estate secured receivables held for investment include $187 million of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)
At December 31, 2015, nonperforming real estate secured receivables held for investment include $178 million of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

(4)
Nonaccrual receivables do not include receivables totaling $424 million and $501 million at September 30, 2016 and December 31, 2015, respectively, which are less than 90 days contractually delinquent and not accruing interest.

Troubled debt restructurings  See discussion of TDR Loans above for further details on this credit quality indicator.

HSBC Finance Corporation

3.	Credit Loss Reserves

The table below summarizes the changes in credit loss reserves for real estate secured receivables held for investment by product and the related receivable balance by product during the three and nine months ended September 30, 2016 and 2015. As previously discussed, in September 2016 we transferred the remainder of the receivables classified as held for investment to held for sale. As a result, our entire receivable portfolio is classified as held for sale at September 30, 2016 and no longer have any associated credit loss reserves. See Note 4, “Receivables Held for Sale,” for additional information.

	Real Estate Secured
	First Lien	Second Lien	Total
	(in millions)
Three Months Ended September 30, 2016:
Credit loss reserve rollforward:
Credit loss reserve balances at beginning of period	$102	$152	$254
Provision for credit losses(1)	75	497	572
Net charge-offs:
Charge-offs(1)(2)	(178)	(649)	(827)
Recoveries	1	—	1
Total net charge-offs	(177)	(649)	(826)
Credit loss reserve balance at end of period	$—	$—	$—
Nine Months Ended September 30, 2016:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$137	$174	$311
Provision for credit losses(1)	107	514	621
Net charge-offs:
Charge-offs(1)(2)	(247)	(691)	(938)
Recoveries	3	3	6
Total net charge-offs	(244)	(688)	(932)
Credit loss reserve balance at end of period	$—	$—	$—
Three Months Ended September 30, 2015:
Credit loss reserve rollforward:
Credit loss reserve balances at beginning of period	$200	$208	$408
Provision for credit losses(1)	11	7	18
Net charge-offs:
Charge-offs(1)(2)	(63)	(27)	(90)
Recoveries	4	1	5
Total net charge-offs	(59)	(26)	(85)
Credit loss reserve balance at end of period	$152	$189	$341
Nine Months Ended September 30, 2015:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$1,898	$319	$2,217
Provision for credit losses(1)	215	22	237
Net charge-offs:
Charge-offs(1)(2)	(1,979)	(156)	(2,135)
Recoveries	18	4	22
Total net charge-offs	(1,961)	(152)	(2,113)
Credit loss reserve balance at end of period	$152	$189	$341

HSBC Finance Corporation

	Real Estate Secured
	First Lien	Second Lien	Total
	(in millions)
Reserve components:
Collectively evaluated for impairment	$45	$43	$88
Individually evaluated for impairment(3)	95	146	241
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	12	—	12
Total credit loss reserves	$152	$189	$341
Receivables held for investment:
Collectively evaluated for impairment	$6,713	$1,273	$7,986
Individually evaluated for impairment(3)	661	654	1,315
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	301	27	328
Total receivables held for investment	$7,675	$1,954	$9,629

(1)
The provision for credit losses and charge-offs for real estate secured receivables during the three and nine months ended September 30, 2016 include $557 million and $576 million, respectively, related to the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. For the three and nine months ended September 30, 2015, the provision for credit losses and charge-offs included $12 million and $232 million, respectively, related to the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. See Note 4, "Receivables Held for Sale," for additional information. During the nine months ended September 30, 2016, net charge-offs dollars were impacted by an out of period adjustment which decreased net charge-offs by $12 million in order to properly reflect charge-offs for receivables which received a partial forgiveness of principal as a result of an account modification in prior periods. The provision for credit losses for real estate secured receivables during the nine months ended September 30, 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the three and nine months ended September 30, 2016 and 2015 and, accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $244 million and $268 million during the three and nine months ended September 30, 2016, compared with $24 million and $1,617 million during the three and nine months ended September 30, 2015, respectively.

(3)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans held for investment that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $249 million at September 30, 2015. The reserve component above excludes credit loss reserves totaling $10 million at September 30, 2015 for TDR Loans held for investment that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. These receivables and credit loss reserves are reflected within receivables and credit loss reserves carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

4.	Receivables Held for Sale

Real Estate Secured Receivables Real estate secured receivables held for sale which are carried at the lower of amortized cost or fair value are comprised of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Real estate secured receivables held for sale:
First lien	$9,079	$8,110
Second lien	1,069	155
Total real estate secured receivables held for sale(1)	$10,148	$8,265

(1)
At September 30, 2016, receivables held for sale includes $790 million of closed-end real estate secured receivables which are part of a collateralized funding transaction. These receivables will be sold when they are contractually released as collateral under the public trust and become available for sale. See Note 11, “Variable Interest Entities,” for further discussion of our collateralized funding transactions.

As discussed in prior filings, since 2007 we have been engaged in an on-going evaluation of our operations as we seek to optimize our risk profile and cost structure as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, in September 2016, we further expanded our receivable sales program to include all remaining real estate secured receivables classified as held for investment as we no longer have the intent to hold these receivables. As a result of this decision, we transferred

HSBC Finance Corporation

receivables to held for sale with a carrying value of $7,814 million, including accrued interest, at the time of transfer and recorded an initial lower of amortized cost or fair value adjustment of approximately $541 million. All of the lower of amortized cost or fair value adjustment was attributed to credit factors and recorded as a component of the provision for credit losses. This decision further accelerates our run-off strategy and, as a result, during the third quarter of 2016, we recorded pre-tax expense of $31 million for severance and loan review costs. We will continue to incur loan review costs in future periods as we prepare these receivables for sale.
During the three and nine months ended September 30, 2016, we transferred real estate secured receivables to held for sale (including the expansion of the receivable sales program in September 2016) with a total unpaid principal balance (excluding accrued interest) of approximately $8,219 million and $8,577 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $8,087 million and $8,429 million, respectively, including accrued interest. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During the three and nine months ended September 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment on all receivables transferred to held for sale totaling $562 million and $587 million, respectively. Of this amount, $557 million and $576 million, respectively, was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss) and $5 million and $11 million, respectively, was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss).
During the three and nine months ended September 30, 2016, we recorded $15 million and $145 million, respectively, of additional lower of amortized cost or fair value adjustment on receivables held for sale as a component of total other revenues in the consolidated statement of income (loss) related to changes in fair value as a result of establishing separate pools for receivables being marketed. Removing these receivables from their risk-based grouping impacts the valuation of the receivables remaining in the risked-based pools.
During the three and nine months ended September 30, 2015, we transferred real estate secured receivables to held for sale with an unpaid principal balance (excluding accrued interest) of approximately $280 million and $11,711 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $284 million and $12,099 million, respectively, including accrued interest. During the three and nine months ended September 30, 2015, we recorded an initial lower of amortized cost or fair value adjustment of $12 million and $232 million, respectively, associated with the newly transferred loans all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss).
During the three and nine months ended September 30, 2015, we recorded an additional lower of amortized cost or fair value of $84 million and $137 million, respectively, related to changes in fair value as a result of a change in the estimated pricing on specific pools of receivables.
We continue to make progress in our strategy to run-off and sell our real estate secured receivable portfolio. During the three and nine months ended September 30, 2016, we completed sales of receivables with an unpaid principal balance of $930 million (aggregate carrying value of $714 million) and $5,652 million (aggregate carrying value of $4,933 million), respectively, at the time of sale to third-party investors. Aggregate cash consideration received totaled $715 million and $5,382 million during the three and nine months ended September 30, 2016, respectively. As a result, we recorded a loss on sale of $5 million, including transactions costs, during the three months ended September 30, 2016 and a gain on sale of $418 million, including transaction costs, during the year-to-date period.
In October 2016, we completed the sale of a pool of real estate secured receivables with an unpaid principal balance of $892 million (aggregate carrying value of $757 million) at the time of sale to a third-party investor. Aggregate cash consideration received totaled $761 million. We currently expect that during the fourth quarter of 2016 we will record a loss on this transaction of approximately $5 million, which includes transaction costs.
Historically, receivables held for sale have been sold to investors or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables have been classified as real estate owned ("REO") and the property is subsequently sold. As we continue to work with borrowers, we have also historically agreed to short sales whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. Accordingly, based on the projected timing of receivable sales and the expected flow of foreclosure volume into REO or settled through a short sale, a portion of the real estate secured receivables classified as held for sale will ultimately become REO or settled through a short sale. As a result, a portion of the non-credit fair value adjustment recorded on these receivables may be reversed in earnings when they become REO or settle through a short sale.
Receivable Held for Sale Activity During the Period The following table summarizes the activity in receivables held for sale during the three and nine months ended September 30, 2016 and 2015:

HSBC Finance Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Real estate secured receivables held for sale at beginning of period	$3,796	$10,310	$8,265	$860
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	7,281	248	7,574	10,250
Real estate secured receivable sales	(714)	(107)	(4,933)	(408)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(3)	(83)	(108)	(154)
Carrying value of real estate secured receivables held for sale transferred to REO	(11)	(25)	(45)	(71)
Carrying value of real estate secured receivables held for sale settled through short sale	(8)	(15)	(26)	(41)
Change in real estate secured receivable balance, including collections	(193)	(287)	(579)	(395)
Real estate secured receivables held for sale at end of period(3)	$10,148	$10,041	$10,148	$10,041

(1)
The initial lower of amortized cost or fair value adjustment on receivables transferred into held for sale during the three and nine months ended September 30, 2016 totaled $562 million and $587 million, respectively. During the three and nine months ended September 30, 2015, the initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale was $12 million and $232 million, respectively.

(2)	Amount includes any accrued interest associated with the receivable.

(3)	Real estate secured receivables held for sale in the table above are presented net of the valuation allowance.
The following table provides a rollforward of our valuation allowance for the three and nine months ended September 30, 2016 and 2015. See Note 12, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Balance at beginning of period	$150	$33	$13	$—
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	5	—	11	—
Increase in valuation allowance resulting from changes in fair value	15	84	145	137
Change in valuation allowance for receivables sold	(81)	(33)	(81)	(54)
Change in valuation allowance for collections, charged-off, transferred to REO or short sale	(1)	—	—	1
Balance at end of period	$88	$84	$88	$84

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment during the three and nine months ended September 30, 2016 and 2015:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
(Income)/Expense	Fair Value	Settlement (Including Short Sales)	Total
	(in millions)
Three Months Ended September 30, 2016:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$557	$—	$557
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	5	—	5
Subsequent to initial transfer to held for sale	15	(12)	3
Lower of amortized cost or fair value adjustment recorded through other revenues	20	(12)	8
Total lower of amortized cost or fair value adjustment	$577	$(12)	$565
Three Months Ended September 30, 2015:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$12	$—	$12
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	—	—	—
Subsequent to initial transfer to held for sale	84	(1)	83
Lower of amortized cost or fair value adjustment recorded through other revenues	84	(1)	83
Total lower of amortized cost or fair value adjustment	$96	$(1)	$95
Nine Months Ended September 30, 2016:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$576	$—	$576
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	11	—	11
Subsequent to initial transfer to held for sale	145	(37)	108
Lower of amortized cost or fair value adjustment recorded through other revenues	156	(37)	119
Total lower of amortized cost or fair value adjustment	$732	$(37)	$695
Nine Months Ended September 30, 2015:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$232	$—	$232
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	—	—	—
Subsequent to initial transfer to held for sale	137	17	154
Lower of amortized cost or fair value adjustment recorded through other revenues	137	17	154
Total lower of amortized cost or fair value adjustment	$369	$17	$386

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

	September 30, 2016	December 31, 2015
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$1,431	$3,257
Due to affiliates	497	496
Total fixed rate debt accounted for under FVO	$1,928	$3,753

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$1,807	$3,598

Fixed rate long-term debt not accounted for under FVO	$2,627	$4,074

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $215 million at September 30, 2016 and decreased the debt balance by $283 million at December 31, 2015.

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
The following table summarizes the components of the gain (loss) on debt designated at fair value and related derivatives for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$24	$33	$42	$146
Credit risk component	(27)	1	(8)	35
Total mark-to-market on debt designated at fair value	(3)	34	34	181
Mark-to-market on the related derivatives(1)(2)	(16)	(41)	(40)	(172)
Net realized gains on the related derivatives(1)	11	41	38	158
Gain (loss) on debt designated at fair value and related derivatives	$(8)	$34	$32	$167

(1)
The derivatives associated with debt designated at fair value are economic hedges but do not qualify for hedge accounting. See Note 6, "Derivative Financial Instruments," for additional discussion of these non-qualifying hedges.

(2)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a loss of $22 million and a loss of $1 million for the three months ended September 30, 2016 and 2015, respectively, and a loss of $68 million and a gain of $206 million for the nine months ended September 30, 2016 and 2015, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a gain of $22 million and a gain of $1 million for the three months ended September 30, 2016 and 2015, respectively, and a gain of $68 million and a loss of $206 million for the nine months ended September 30, 2016 and 2015, respectively.

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and

HSBC Finance Corporation

differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of our interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $121 million and $155 million at September 30, 2016 and December 31, 2015, respectively.
The change in the fair value of the debt and the change in value of the related derivatives during the three and nine months ended September 30, 2016 and 2015 reflects the following:

•
Interest rate curve – During the three and nine months ended September 30, 2016 and 2015, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•
Credit – Our secondary market credit spreads tightened during the three months ended September 30, 2016 which more than offset a widening of our credit spreads during the first half of 2016. Our secondary market credit spreads were essentially flat during the three months ended September 30, 2015 and widened during the prior year-to-date period.

6.	Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC North America Asset Liability Committee (“HSBC North America ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board. Additionally, our Risk Management Committee receives regular reports on our interest rate and liquidity risk positions in relation to the established limits. In accordance with the policies and strategies established by HSBC North America ALCO, in the normal course of business, we historically entered into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used as economic hedges to manage risk.
Objectives for Holding Derivative Financial Instruments  Market risk (which includes interest rate and foreign currency exchange risks) is the possibility that a change in underlying market rate inputs will cause a financial instrument to decrease in value or become more costly to settle. Prior to our ceasing originations in our Consumer Lending business and ceasing loan purchase activities in our Mortgage Services business, customer demand for our loan products shifted between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products resulted in different funding strategies and produced different interest rate risk exposures. Additionally, the mix of receivables on our balance sheet and the corresponding market risk is changing as we manage the liquidation of our receivable portfolio. We maintain an overall risk management strategy that utilizes derivative financial instruments to mitigate our exposure to fluctuations caused by changes in currency exchange rates related to our debt liabilities. We manage our exposure to foreign currency exchange risk primarily through the use of cross currency interest rate swaps. Historically, we managed our exposure to interest rate risk through the use of interest rate swaps with the main objective of managing the interest rate volatility due to a mismatch in the duration of our assets and liabilities.
We have entered into currency swaps to convert both principal and interest payments on debt issued in one currency to the appropriate functional currency. Interest rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. The majority of our interest rate swaps were used to manage our exposure to changes in interest rates by converting floating rate debt to fixed rate or by converting fixed rate debt to floating rate.
To manage our exposure to changes in interest rates, we entered into currency swaps and historically interest rate swap agreements which have been designated as cash flow hedges under derivative accounting principles, or are treated as non-qualifying hedges. We currently utilize the long-haul method to assess effectiveness of all derivatives designated as hedges.
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
At September 30, 2016 and December 31, 2015, we had derivative contracts with a notional amount of $1.8 billion and $8.9 billion, respectively, all of which is outstanding with HSBC Bank USA making them our sole counterparty in derivative transactions. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with the affiliate counterparty requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with the affiliate counterparty required us to provide collateral to the affiliate of $189 million at September 30, 2016 and $491 million at December 31, 2015, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as derivative financial assets or derivative related liabilities which are included as a component of other assets and other liabilities, respectively.

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

	September 30, 2016		December 31, 2015
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges associated with debt:
Interest rate swaps	$—	$—	$—	$(18)
Currency swaps	—	(52)	97	(178)
Cash flow hedges	—	(52)	97	(196)

Non-qualifying hedge activities:
Derivatives not designated as hedging instruments:
Interest rate swaps	—	—	20	(286)
Derivatives not designated as hedging instruments	—	—	20	(286)

Derivatives associated with debt carried at fair value:
Interest rate swaps	—	—	4	—
Currency swaps	40	(195)	14	(201)
Derivatives associated with debt carried at fair value	40	(195)	18	(201)
Total derivatives	40	(247)	135	(683)
Less: Gross amounts offset in the balance sheet(2)	(40)	229	(135)	626
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$(18)	$—	$(57)

(1)	All of our derivatives are bilateral over-the-counter derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral paid of $189 million at September 30, 2016 and $491 million at December 31, 2015. At September 30, 2016 and December 31, 2015, we did not have any financial instrument collateral received/posted.

(3)	At September 30, 2016 and December 31, 2015, we had not received any cash not subject to an enforceable master netting agreement.
Fair Value Hedges  At September 30, 2016 and December 31, 2015, we do not have any active fair value hedges. We recorded fair value adjustments to the carrying value of our debt for terminated fair value hedges which decreased the debt balance by $15 million at September 30, 2016 and $15 million at December 31, 2015.
Cash Flow Hedges Cash flow hedges include currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt and have historically also included interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) and totaled losses of less than $1 million at September 30, 2016 and $15 million at December 31, 2015, respectively. We expect less than $1 million of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant impact to our earnings.

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2016	2015		2016	2015		2016	2015
	(in millions)			(in millions)			(in millions)
Three Months Ended September 30,
Interest rate swaps	$—	$10	Interest expense	$—	$—	Derivative related income (expense)	$—	$—
Currency swaps	$—	$(3)	Interest expense	$—	$(3)	Derivative related income (expense)	$3	$5
Total	$—	$7		$—	$(3)		$3	$5

Nine Months Ended September 30,
Interest rate swaps	$18	$30	Interest expense	$—	$—	Derivative related income (expense)	$—	$—
Currency swaps	(1)	3	Interest expense	(7)	(9)	Derivative related income (expense)	8	12
Total	$17	$33		$(7)	$(9)		$8	$12
Non-Qualifying Hedging Activities  Previously we entered into interest rate swaps which were not designated as hedges under derivative accounting principles. These financial instruments were economic hedges but did not qualify for hedge accounting and were primarily used to minimize our exposure to changes in interest rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets. As we continued to make progress in our strategy to accelerate the run-off and sale of our real estate secured receivable portfolio, the dynamics of the duration of our receivables due to lower prepayment rates and the corresponding increase in interest rate risk began changing. As a result, in the fourth quarter of 2015, we began reducing the size of this portfolio of interest rate swaps. During the second quarter of 2016, we terminated all of the remaining interest rate swaps in this portfolio of non-qualifying hedges which had a notional value of $2,600 million at the time of termination.
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in millions)
Interest rate contracts	Derivative related income (expense)	$—	$(133)	$(117)	$(147)
Total		$—	$(133)	$(117)	$(147)
We have elected the fair value option for certain issuances of our fixed rate debt and have entered into currency swaps and historically interest rate swaps related to debt carried at fair value. The currency swaps and historically the interest rate swaps associated with this debt are non-qualifying hedges but are considered economic hedges and realized gains and losses are reported as “Gain (loss) on debt designated at fair value and related derivatives” within other revenues. The derivatives related to fair value option debt are included in the tables below.

HSBC Finance Corporation

The following table provides the gain or loss recorded on the derivatives related to fair value option debt. See Note 5, “Fair Value Option,” for further discussion.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$—	$—	$—	$3
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	(5)	—	(2)	(17)
Total		$(5)	$—	$(2)	$(14)
Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	September 30, 2016	December 31, 2015
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$1,300
Currency swaps	203	1,588
	203	2,888
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	—	2,624
	—	2,624
Derivatives associated with debt carried at fair value:
Interest rate swaps	—	1,859
Currency swaps	1,562	1,562
	1,562	3,421
Total	$1,765	$8,933

HSBC Finance Corporation

7.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income (loss) balances.

	2016	2015
	(in millions)
Three Months Ended September 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$—	$(32)
Other comprehensive income for period:
Net gains arising during period, net of tax of $- million and $2 million, respectively	—	6
Reclassification adjustment for losses realized in net income, net of tax of $- million and $1 million, respectively(1)	—	2
Total other comprehensive income for period	—	8
Balance at end of period	—	(24)
Pension and postretirement benefit plan liability:
Balance at beginning and end of period	26	(13)
Total accumulated other comprehensive income (loss) at end of period	$26	$(37)

Nine Months Ended September 30,
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(15)	$(52)
Other comprehensive income for period:
Net gains arising during period, net of tax of $6 million and $11 million, respectively	11	22
Reclassification adjustment for losses realized in net income, net of tax of $3 million and $3 million, respectively(1)	4	6
Total other comprehensive income for period	15	28
Balance at end of period	—	(24)
Pension and postretirement benefit plan liability:
Balance at beginning of period	29	(13)
Other comprehensive income for period:
Reclassification adjustment for gains realized in net income, net of tax of $(1) million and $- million, respectively	(3)	—
Total other comprehensive loss for period	(3)	—
Balance at end of period	26	(13)
Total accumulated other comprehensive income (loss) at end of period	$26	$(37)

(1)	The amounts reclassified relate to currency swaps and are included as a component of interest expense in our consolidated statement of income.

HSBC Finance Corporation

8.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plan The components of pension expense for the defined benefit pension plan recorded in our consolidated statement of income (loss) and shown in the table below reflect the portion of pension expense of the combined HSBC North America Pension Plan (either the "HSBC North America Pension Plan" or the "Plan") which has been allocated to us.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Interest cost on projected benefit obligation	$12	$14	$36	$38
Expected return on plan assets	(15)	(16)	(43)	(49)
Amortization of net actuarial loss	9	7	21	21
Administrative costs	1	1	3	3
Pension expense	$7	$6	$17	$13
During the three and nine months ended September 30, 2016, pension expense was impacted by an out of period adjustment which increased pension expense by $5 million in order to properly reflect changes in participant census data which should have been included in pension valuations in prior periods.
Postretirement Plans Other Than Pensions The components of our net postretirement benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Interest cost	$1	$1	$3	$4
Amortization of reduction in liability resulting from plan amendment	(2)	—	(5)	—
Net periodic postretirement benefit cost	$(1)	$1	$(2)	$4

9.	Related Party Transactions

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

	September 30, 2016	December 31, 2015
	(in millions)
Assets:
Cash	$120	$124
Securities purchased under agreements to resell(1)	824	2,724
Other assets	78	128
Total assets	$1,022	$2,976
Liabilities:
Due to affiliates(2)	$4,824	$5,925
Other liabilities	18	62
Total liabilities	$4,842	$5,987

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

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances and excludes preferred stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$1	$1	$4	$5
Interest expense paid to HSBC affiliates(1)	(45)	(75)	(189)	(228)
Net interest income (expense)	$(44)	$(74)	$(185)	$(223)
Gain (loss) on FVO debt with affiliate	$(13)	$(6)	$(1)	$7
Servicing and other fees from HSBC affiliates	1	5	7	17
Support services from HSBC affiliates	(40)	(54)	(120)	(166)
Stock based compensation expense with HSBC(2)	(1)	(1)	(1)	(2)

(1)
Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management hedges related to non-affiliated debt.

(2)
Certain employees participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in Salaries and employee benefits in our consolidated statement of income (loss). Certain employees also participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America which are discussed in Note 8, “Pension and Other Postretirement Benefits.”

Funding Arrangements with HSBC Affiliates:
All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are currently sourced primarily through HSBC USA Inc. ("HSBC USA") or HSBC North America. Due to affiliates consists of the following:

	September 30, 2016	December 31, 2015
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$—	$500
HSBC USA Inc.	3,012	3,012
HSBC Holdings plc (includes $497 million and $496 million at September 30, 2016 and December 31, 2015 carried at fair value, respectively)	812	813
HSBC North America Holdings Inc.	1,000	1,600
Due to affiliates	$4,824	$5,925
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries - These debt agreements matured in April 2016.
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement with HSBC USA, which expires during the fourth quarter of 2017. The credit agreement allows for borrowings with maturities of up to 5 years. At both September 30, 2016 and December 31, 2015, $3,012 million was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion which matures in 2021. Of this amount, HSBC Holdings plc holds $812 million at September 30, 2016 and $813 million at December 31, 2015.
HSBC North America Holdings Inc. - We had a $600 million loan agreement with HSBC North America which provided for three $200 million borrowings with maturities between 2034 and 2035. In July 2016, we fully repaid this $600 million loan agreement. In October 2015, we entered into a $1.0 billion loan agreement with HSBC North America which we prepaid in October 2016 with proceeds from receivable sales.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either September 30, 2016 or December 31, 2015:

HSBC Finance Corporation

•	At December 31, 2015, we had a $1.0 billion, 364-day committed revolving credit facility with HSBC USA. This revolving credit facility was terminated in September 2016; and

•	$1.0 billion, 364-day uncommitted revolving credit facility with HSBC North America. This credit facility expires in January 2017.
In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment in the securities litigation while we appealed the judgment. This surety bond was guaranteed by HSBC North America and we paid HSBC North America an annual fee for providing the guarantee which was included as a component of interest expense. Given the mandate of the Court of Appeals for the Seventh Circuit reversing the judgment, during the third quarter of 2015 we terminated the surety bond and related guarantee by HSBC North America. During the nine months ended September 30, 2015, we recorded $4 million related to the guarantee provided by HSBC North America prior to its termination.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our sole counterparty in derivative transactions. The notional amount of derivative contracts outstanding with HSBC Bank USA totaled $1.8 billion and $8.9 billion at September 30, 2016 and December 31, 2015, respectively. The fair value of our agreements with HSBC Bank USA required us to provide collateral to HSBC Bank USA of $189 million at September 30, 2016 and $491 million at December 31, 2015, all of which was provided in cash. See Note 6, “Derivative Financial Instruments,” for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, HSBC Investments (North America) Inc. holds 1,000 shares of Series C Preferred Stock. Dividends paid on the Series C Preferred Stock totaled $21 million and $64 million during the three and nine months ended September 30, 2016 compared with $21 million and $64 million during the three and nine months ended September 30, 2015, respectively. During periods in which there is an accumulated deficit, dividends on the Series C preferred stock are paid from additional paid-in-capital.
At September 30, 2015, we had a deposit totaling $1,503 million with HSBC Bank USA at current market rates. At September 30, 2016 and December 31, 2015, we no longer maintained this deposit with HSBC Bank USA. Interest income earned on this deposit was included in interest income from HSBC affiliates in the table above and was insignificant during the three and nine months ended September 30, 2015. As the deposit was terminated prior to December 31, 2015, there was no interest income during three and nine months ended September 30, 2016.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
HSBC Securities (USA) Inc. ("HSI") provides transaction assistance for our receivable sales program, including receivable valuation and other transaction related activities. We pay HSI a fee for these services for each sales transaction based on the unpaid principal balance of the receivables sold. During the three and nine months ended September 30, 2016 we paid fees to HSI totaling $1 million and $5 million, respectively. Fees paid to HSI for these services during the three and nine months ended September 30, 2015 were less than $1 million. The fees paid to HSI for these services are reported as a component of Gain (loss) on sale of real estate secured receivables.

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $586 million and $696 million at September 30, 2016 and December 31, 2015, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

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
We continue to review the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting, we will evaluate any impact such changes may have on our segment reporting.
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results are presented in Note 18, "Business Segments," in our 2015 Form 10-K. There have been no significant changes since December 31, 2015 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC Finance Corporation

The following table reconciles our segment results on the Group Reporting Basis to the U.S. GAAP consolidated totals:

	Group Reporting Basis Consumer Segment Totals	Group Reporting Basis Adjustments(1)	Group Reporting Basis Reclassifications(2)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2016:
Net interest income	$139	$(24)	$(6)	$109
Other operating income (Total other revenues)	(113)	95	7	(11)
Total operating income (loss)	26	71	1	98
Loan impairment charges (Provision for credit losses)	14	558	—	572
Net interest income and other operating income less loan impairment charges	12	(487)	1	(474)
Operating expenses	141	(7)	1	135
Profit (loss) before tax	$(129)	$(480)	$—	$(609)

Three Months Ended September 30, 2015:
Net interest income	$252	$(31)	$(39)	$182
Other operating income (Total other revenues)	(60)	(80)	42	(98)
Total operating income (loss)	192	(111)	3	84
Loan impairment charges (Provision for credit losses)	(13)	31	—	18
Net interest income and other operating income less loan impairment charges	205	(142)	3	66
Operating expenses	225	4	3	232
Profit (loss) before tax	$(20)	$(146)	$—	$(166)

Nine Months Ended September 30, 2016:
Net interest income	$523	$(66)	$(26)	$431
Other operating income (Total other revenues)	(124)	345	27	248
Total operating income (loss)	399	279	1	679
Loan impairment charges (Provision for credit losses)	113	508	—	621
Net interest income and other operating income less loan impairment charges	286	(229)	1	58
Operating expenses	986	(1)	1	986
Profit (loss) before tax	$(700)	$(228)	$—	$(928)
Balances at end of period:
Customer loans (Receivables)	$10,531	$(10,531)	$—	$—
Assets	16,406	(1,064)	—	15,342

Nine Months Ended September 30, 2015:
Net interest income	$783	$(100)	$(149)	$534
Other operating income (Total other revenues)	(11)	(140)	149	(2)
Total operating income (loss)	772	(240)	—	532
Loan impairment charges (Provision for credit losses)	36	201	—	237
Net interest income and other operating income less loan impairment charges	736	(441)	—	295
Operating expenses	899	3	—	902
Profit (loss) before tax	$(163)	$(444)	$—	$(607)
Balances at end of period:
Customer loans (Receivables)	$19,131	$(9,477)	$(25)	$9,629
Assets	27,218	(1,603)	—	25,615

HSBC Finance Corporation

(1)	Group Reporting Basis Adjustments consist of accounting differences between U.S. GAAP and the Group Reporting Basis which have been described in Note 18, "Business Segments," in our 2015 Form 10-K.

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and the Group Reporting Basis.
During the first quarter of 2016, management identified a calculation error in the loan impairment allowance model for the segment collectively evaluated for impairment. The cumulative impact of this item was an understatement of the loan impairment allowance at March 31, 2016. As a result, loan impairment charges during the nine months ended September 30, 2016 include an adjustment of approximately $100 million representing the cumulative impact of the correction of this error under the Group Reporting Basis of accounting and reporting policies. Loan impairment allowances under U.S. GAAP were unaffected.
Loan impairment charges for the nine months ended September 30, 2016 were also impacted by an out of period adjustment which decreased net charge-offs by $16 million in order to properly reflect charge-offs for receivables which received a partial forgiveness of principal as a result of an account modification in prior periods.

11.	Variable Interest Entities

We consolidate variable interest entities (“VIE”) in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE and therefore are deemed to be the primary beneficiary. We take into account our entire involvement in a VIE (explicit or implicit) in identifying variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be potentially significant where we, among other things, (i) provide liquidity facilities to support the VIE's debt obligations, (ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE, (iii) provide a financial guarantee that covers assets held or liabilities issued by a VIE, (iv) sponsor the VIE in that we design, organize and structure the transaction; and (v) retain a financial or servicing interest in the VIE.
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

HSBC Finance Corporation

The assets and liabilities of the consolidated secured financing VIE consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Receivables held for investment, net:
Real estate secured receivables held for investment	$—	$—	$1,654	$—
Accrued interest income and other	—	—	76	—
Credit loss reserves	—	—	(94)	—
Receivables held for investment, net	—	—	1,636	—
Receivables held for sale	790	—	—	—
Other liabilities	—	(16)	—	(22)
Long-term debt	—	436	—	879
Total	$790	$420	$1,636	$857
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
Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$120	$120	$120	$—	$—
Securities purchased under agreements to resell	824	824	—	824	—
Real estate secured receivables held for sale	10,148	10,257	—	757	9,500
Due from affiliates	78	78	—	78	—
Financial liabilities:
Due to affiliates carried at fair value	497	497	—	497	—
Due to affiliates not carried at fair value	4,327	4,425	—	4,425	—
Long-term debt carried at fair value	1,431	1,431	—	1,431	—
Long-term debt not carried at fair value	3,063	3,469	—	3,469	—

HSBC Finance Corporation

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$124	$124	$124	$—	$—
Securities purchased under agreements to resell	2,724	2,724	—	2,724	—
Real estate secured receivables held for investment(1):
First lien	7,237	7,174	—	—	7,174
Second lien	1,750	1,156	—	—	1,156
Total real estate secured receivables held for investment	8,987	8,330	—	—	8,330
Real estate secured receivables held for sale	8,265	8,668	—	—	8,668
Due from affiliates	128	128	—	128	—
Financial liabilities:
Due to affiliates carried at fair value	496	496	—	496	—
Due to affiliates not carried at fair value	5,429	5,693	—	5,693	—
Long-term debt carried at fair value	3,257	3,257	—	3,257	—
Long-term debt not carried at fair value	6,253	6,664	—	6,664	—

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

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
September 30, 2016:
Derivative financial assets:
Currency swaps	$—	$40	$—	$—	$40
Derivative netting	—	—	—	(40)	(40)
Total derivative financial assets	—	40	—	(40)	—
Total assets	$—	$40	$—	$(40)	$—
Due to affiliates carried at fair value	$—	$(497)	$—	$—	$(497)
Long-term debt carried at fair value	—	(1,431)	—	—	(1,431)
Derivative related liabilities:
Currency swaps	—	(247)	—	—	(247)
Derivative netting	—	—	—	229	229
Total derivative related liabilities	—	(247)	—	229	(18)
Total liabilities	$—	$(2,175)	$—	$229	$(1,946)
December 31, 2015:
Derivative financial assets:
Interest rate swaps	$—	$24	$—	$—	$24
Currency swaps	—	111	—	—	111
Derivative netting	—	—	—	(135)	(135)
Total derivative financial assets	—	135	—	(135)	—
Total assets	$—	$135	$—	$(135)	$—
Due to affiliates carried at fair value	$—	$(496)	$—	$—	$(496)
Long-term debt carried at fair value	—	(3,257)	—	—	(3,257)
Derivative related liabilities:
Interest rate swaps	—	(304)	—	—	(304)
Currency swaps	—	(379)	—	—	(379)
Derivative netting	—	—	—	626	626
Total derivative related liabilities	—	(683)	—	626	(57)
Total liabilities	$—	$(4,436)	$—	$626	$(3,810)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a recurring basis during the three and nine months ended September 30, 2016 or 2015.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2016 or 2015.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis at September 30, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Certain of the fair values in the table below were not obtained as of September 30, 2016 or 2015 but during the periods then ended. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2015 Form 10-K for discussion of our policy in measuring fair value.

	Non-Recurring Fair Value Measurements at September 30, 2016				Total Gains (Losses) for the Three Months Ended September 30, 2016	Total Gains (Losses) for the Nine Months Ended September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$757	$9,391	$10,148	$(565)	$(695)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	—	—	—	(19)	(50)
Real estate owned(2)	—	55	—	55	(4)	(14)
Total assets at fair value on a non-recurring basis	$—	$812	$9,391	$10,203	$(588)	$(759)

	Non-Recurring Fair Value Measurements at September 30, 2015				Total Gains (Losses) for the Three Months Ended September 30, 2015	Total Gains (Losses) for the Nine Months Ended September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$1,635	$8,406	$10,041	$(83)	$(154)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	328	—	328	(32)	(159)
Real estate owned(2)	—	126	—	126	(7)	(16)
Total assets at fair value on a non-recurring basis	$—	$2,089	$8,406	$10,495	$(122)	$(329)

(1)	Total gains (losses) for the three and nine months ended September 30, 2016 and 2015 include amounts recorded on receivables that were subsequently transferred to held for sale.

(2)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a non-recurring basis during the three and nine months ended September 30, 2016 or 2015.
Significant Transfers Between Level 2 and Level 3 We transferred real estate secured receivables held for sale from Level 3 to Level 2 prior to the sale of these receivables totaling $757 million and $5,683 million during the three and nine months ended September 30, 2016, respectively, compared with $1,635 million and $2,077 million, respectively, during the three and nine months ended September 30, 2015. Receivables held for sale are reclassified from Level 3 to Level 2 upon receipt of an offer from a third party to purchase a distinct pool of receivables for a specified purchase price.
The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy at September 30, 2016 and December 31, 2015:

HSBC Finance Corporation

	Fair Value				Range of Inputs
Financial Instrument Type	Sept. 30, 2016	Dec. 31, 2015	Valuation Technique	Significant Unobservable Inputs	September 30, 2016			December 31, 2015
	(in millions)
Receivables held for sale carried at the lower of amortized cost or fair value:
Real estate secured	$9,391	$8,265	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	100%	0%	-	100%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	15%	4%	-	14%

(1)
At September 30, 2016 and December 31, 2015, the weighted average collateral loss severity rate was 47 percent and 42 percent, respectively, taking into consideration both expected net cash flows as well as current collateral values.

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
Receivables held for investment and receivables held for sale:  The estimated fair value of our receivables held for investment and receivables held for sale is determined by developing an approximate range of value from a mix of various sources appropriate for the respective pools of assets aggregated by similar risk characteristics. These sources include recently observed over-the-counter transactions where available and fair value estimates obtained from an HSBC affiliate and, for receivables held for sale, a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions we believe are consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades.
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

HSBC Finance Corporation

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

13.    Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 22, "Litigation and Regulatory Matters," in our 2015 Form 10-K and in Note 14, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2016 (the "2016 First Quarter Form 10-Q") and our Form 10-Q for the six month period ended June 30, 2016 (the "2016 Second Quarter Form 10-Q"). Only matters with significant updates and new matters since our disclosure in our 2015 Form 10-K, 2016 First Quarter Form 10-Q and 2016 Second Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2015 Form 10-K, 2016 First Quarter Form 10-Q and 2016 Second Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation, governmental and regulatory matters, as well as for the legal matters disclosed in Note 22, "Litigation and Regulatory Matters," in our 2015 Form 10-K and in Note 14, "Litigation and Regulatory Matters," in the 2016 First Quarter Form 10-Q and 2016 Second Quarter Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which we believe we can make a reliable estimate, we believe a reasonable estimate could be as much as $390 million for HSBC Finance Corporation. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Litigation - Continuing Operations
Securities Litigation Jaffe v. Household International, Inc., et al. (N.D. Ill. No. 02 C5893) On October 20, 2016, the court issued final approval of the settlement and indicated its intent to enter final judgment on November 3, 2016.

HSBC Finance Corporation

Lender-Placed Insurance Matters The Massachusetts Attorney General distributed settlement payments to Massachusetts borrowers in July 2016.
Mortgage Securitization Activity The Deutsche Bank as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp. matter has been settled in principle for an amount that is fully reserved.
Litigation - Discontinued Operations
Salveson v. JPMorgan Chase et al. The U.S. Court of Appeals for the Second Circuit affirmed the district court's dismissal of the action in October 2016.
DeKalb County et al. v. HSBC North America Holdings Inc., et al. This matter has been stayed pending U.S. Supreme Court review of the U.S. Court of Appeals for the Eleventh Circuit decision reversing motions to dismiss two similar cases filed against other lenders in City of Miami v. Bank of America Corp. & Wells Fargo & Co. Oral argument in City of Miami is scheduled for November 2016.
County of Cook v. HSBC North America Holdings Inc., et al. This matter has been stayed pending U.S. Supreme Court review of the U.S. Court of Appeals for the Eleventh Circuit decision reversing motions to dismiss two similar cases filed against other lenders in City of Miami v. Bank of America Corp. & Wells Fargo & Co. Oral argument in City of Miami is scheduled for November 2016.

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

The following are accounting pronouncements which will be adopted in future periods:

•
Financial Instruments - Classification and Measurement In January 2016, the FASB issued an ASU which changes aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost adjusted for changes in observable prices minus impairment. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income. For financial liabilities measured under the fair value option, the ASU requires recognizing the change in fair value attributable to our own credit in other comprehensive income. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The ASU is effective for all annual and interim periods beginning January 1, 2018 and the guidance should be applied by recording a cumulative effect adjustment to the balance sheet or, as it relates to equity investments without readily determinable fair values, prospectively. Early adoption of the amendment related to financial liabilities measured under the fair value option is permitted. The adoption of this guidance related to financial liabilities measured under the fair value option will have a significant impact on our financial statements and will result in recognizing the change in fair value attributable to our own credit risk in other comprehensive income where previously these amounts were recognized in net income. The adoption of this guidance will also require a cumulative effect adjustment to the consolidated balance sheet, which will result in a reclassification from retained earnings to accumulated other comprehensive income (loss) as of the beginning of the period of adoption. We are currently evaluating the impact of adopting the remaining guidance in this ASU.

HSBC Finance Corporation

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

•
Compensation - Stock Compensation In March 2016, the FASB issued an ASU that requires all excess tax benefits and tax deficiencies for share-based payment awards to be recorded as income tax benefit or expense in the income statement and for excess tax benefits to be classified as an operating activity in the statement of cash flows. Under the ASU, entities elect whether to account for forfeitures of awards by either recognizing forfeitures as they occur or by estimating the number of awards expected to be forfeited. Additionally, the ASU allows entities to withhold up to the maximum individual statutory tax rate to cover income taxes on awards and classify the entire awards as equity. Cash paid to satisfy the statutory income tax withholding obligation must be classified as a financing activity in the statement of cash flows. The ASU is effective for all annual and interim periods beginning January 1, 2017, with early adoption permitted. The amendments in the ASU have various transition requirements with certain amendments required to be applied retrospectively. We do not anticipate a significant impact upon adoption of this ASU.

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans (including TDR Loans), trade receivables, held-to-maturity debt securities, off-balance sheet credit exposures and certain other financial assets measured at amortized cost. The ASU also requires changes in accounting for purchased credit impaired loans. The ASU includes new disclosure requirements, including information about how an entity developed its allowance for financial assets measured at cost, including changes in the factors that influenced the estimate of expected credit losses and the reason for those changes as well as disaggregation of credit quality indicators by year of origination for financing receivables. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted beginning January 1, 2019, and requires a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We currently do not expect the adoption of this guidance will have a significant impact on our financial position or results of operations as our entire receivable portfolio is now classified as held for sale.

•
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued an ASU that clarifies how certain cash receipts and cash payments should be classified in the statement of cash flows. Under the ASU, cash proceeds from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented, with early adoption permitted. We are currently evaluating the impact of adopting this ASU.

There have been no additional accounting pronouncements issued during the first nine months of 2016 that are expected to have a significant impact on our financial position or results of operations.

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

Executive Overview

Organization and Basis of Reporting  HSBC Finance Corporation and its subsidiaries are indirect wholly owned subsidiaries of HSBC North America, which is an indirect, wholly owned subsidiary of HSBC Holdings plc (“HSBC” and, together with its subsidiaries, "HSBC Group"). HSBC Finance Corporation and its subsidiaries may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as “we”, “us” or “our”.
The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, “Discontinued Operations,” in our 2015 Form 10-K for further discussion of these operations.
Economic Environment The U.S. economy continued its trend of slow growth during the first nine months of 2016. U.S. Gross Domestic Product ("GDP") is currently forecast to grow at an annual rate of 1.8 percent in 2016, slightly lower than 2015's GDP growth rate of 2.1 percent. Consumer sentiment in September 2016 remained relatively flat from December 2015 levels, reflecting a gradual improvement in assessments of current conditions and an increasingly more positive view by consumers of their personal finances, offset by an expectation that the slow pace of economic growth will likely put an end to further meaningful declines in the unemployment rate.
The U.S. economy added approximately 1.6 million jobs during the first nine months of 2016 although total unemployment remained unchanged at 5.0 percent at September 2016 as compared with December 2015 as the number of job seekers continued to grow. While long-term unemployment decreased by approximately 5 percent during the first nine months of 2016, economic headwinds remain as wage growth remains under pressure, an elevated number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistics' U-6 unemployment rate of 9.7 percent at September 2016, as compared with a rate of 9.9 percent at year-end. In addition, economic uncertainty remains high in many economies outside the U.S., where economic activity continues to be slow, with the decision by the United Kingdom in late June to exit the European Union ("EU") further adding to this uncertainty. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geopolitical concerns and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2016 and beyond.

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
2016 Events

•
As discussed in prior filings, since 2007 we have been engaged in an on-going evaluation of our operations as we seek to optimize our risk profile and cost structure as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, in September 2016, we further expanded our receivable sales program to include all remaining real estate secured receivables classified as held for investment as we no longer have the intent to hold these receivables. This decision further accelerates our run-off strategy and, as a result, during the third quarter of 2016, we recorded pre-tax expense of $31 million for severance and loan review costs. We will continue to incur loan review costs in future periods as we prepare these receivables for sale.

As a result of classifying all receivables as held for sale, at September 30, 2016 real estate secured receivables held for sale totaled $10.1 billion. While we expect that substantially all of these receivables will be sold in multiple transactions through 2017, the actual time to complete these sales and ultimate earnings impact depends on many factors, including future market conditions. As we continue to make progress in our strategy to run-off and sell our real estate secured receivable portfolio, we will see declines in net interest income. Decreases in operating expenses may not necessarily decline in line with the run-off and sale of our receivable portfolio as a result of certain fixed costs. Accordingly, net income (loss) for the nine months ended September 30, 2016 or any prior periods should not be considered indicative of the results for any future periods.

During the three and nine months ended September 30, 2016 we transferred real estate secured receivables to held for sale (including the expansion of the receivable sales program in September 2016 discussed above) with a total unpaid principal balance (excluding accrued interest) of approximately $8,219 million and $8,577 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $8,087 million and $8,429 million, respectively, including accrued interest. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During the three months ended September 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale of $562 million, of which $557 million was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss) and $5 million was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss). During the nine months ended September 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale totaling $587 million, of which $576 million was attributed to credit factors and $11 million was attributable to non-credit factors.
During the three and nine months ended September 30, 2016, we recorded $15 million and $145 million, respectively, of additional lower of amortized cost or fair value adjustment on receivables held for sale as a component of total other revenues in the consolidated statement of income (loss) related to changes in fair value as a result of establishing separate pools for receivables being marketed. Removing these receivables from their risk-based grouping impacts the valuation of the receivables remaining in the risked-based pools. Fair value estimates, which may either be credit or non-credit related, are influenced by numerous factors, such as market participants' assumptions regarding future customer payment patterns, changes in default rates, estimated costs to obtain properties, risked-based grouping of receivables for determination of the lower of amortized cost or fair value adjustment, home prices and investors' required returns, amongst others, some of which are outside of our control. These factors have been highly volatile in recent years. Accordingly, the changes in the fair value of receivables held for sale during the nine months ended September 30, 2016 should not be considered indicative of fair value changes in future periods as deterioration in the factors noted above would likely require further increases to our valuation allowance in future periods.
During the three and nine months ended September 30, 2016, we sold real estate secured receivables with an unpaid principal balance of $930 million (aggregate carrying value of $714 million) and $5,652 million (aggregate carrying value of $4,933 million), respectively, at the time of sale to third-party investors. Aggregate cash consideration received totaled $715 million and $5,382 million during the three and nine months ended September 30, 2016. We realized a loss of $5 million and a gain of $418 million, including transaction costs, during the three and nine months ended September 30, 2016.
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

•
Previously we entered into interest rate swaps which were not designated as hedges under derivative accounting principles and were primarily used to minimize our exposure to changes in interest rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets. As we continue to make progress in our strategy to accelerate the run-off and sales of our real estate secured receivable portfolio, the dynamics of the duration of our receivables due to lower prepayment rates and the corresponding increase in interest rate risk are changing. As a result, in the fourth quarter of 2015, we began reducing the size of this portfolio of interest rate swaps. During the second quarter of 2016, we terminated all of the remaining interest rate swaps in this portfolio of non-qualifying hedges. As a result of the elimination of our non-qualifying hedge portfolio, derivative related income (expense) will only reflect ineffectiveness for derivatives that are qualifying hedges beginning in the third quarter of 2016 and future periods.

•
On June 30, 2016, we redeemed all of the outstanding preferred shares of the 6.36 percent Non-Cumulative Series B preferred stock for $575 million. Accordingly, at June 30, 2016, the Series B preferred securities are no longer outstanding.

Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC Finance Corporation for the three and nine months ended September 30, 2016 and 2015 and at September 30, 2016, June 30, 2016 and December 31, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars are in millions)
Loss from continuing operations	$(406)	$(37)	$(606)	$(250)
Return on average assets, annualized	(10.6)%	(.6)%	(4.2)%	(1.1)%
Return on average common shareholder's equity, annualized	(37.5)	(5.0)	(19.4)	(8.1)
Net interest margin, annualized(1)	3.43	3.09	3.49	2.65
Net charge-off ratio, annualized(2)	46.43	3.47	15.32	16.73
Efficiency ratio(1)(3)	137.8	276.2	145.2	169.5

	September 30, 2016	June 30, 2016	December 31, 2015
	(dollars are in millions)
Receivables held for investment(4)	$—	$8,160	$9,156
Credit loss reserves(2)	—	254	311
Receivables held for sale(4)	10,148	3,796	8,265
Two-months-and-over contractual delinquency ratio:(2)
Receivables held for investment	—%	3.17%	4.00%
Receivables held for sale	5.37	14.83	6.88

(1)	See "Results of Operations" for a detailed discussion of trends in our net interest margin and efficiency ratio.

(2)
The net charge-off ratio was impacted in all periods by the transfer of additional receivables to held for sale, although the impact was more pronounced in the current year periods as a result of the decision in September 2016 to transfer to held for sale all of the remaining receivables classified as held for investment. See "Credit Quality" for a detailed discussion of the trends in our credit loss reserve levels as well as our delinquency and charge-off ratios.

(3)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.

(4)	See "Receivables Review" for a detailed discussion of changes in receivable levels.
We reported a net loss of $404 million and $612 million during the three and nine months ended September 30, 2016 compared with net loss of $37 million and $258 million during the year-ago periods.
Loss from continuing operations was $406 million and $606 million during the three and nine months ended September 30, 2016 compared with a loss from continuing operations of $37 million and $250 million during the year-ago periods. We reported a loss from continuing operations before income tax of $609 million and $928 million during the three and nine months ended September

HSBC Finance Corporation

30, 2016 compared with a loss from continuing operations before income tax of $166 million and $607 million during the year-ago periods. The higher loss from continuing operations before income tax during the three and nine months ended September 30, 2016 was driven by a higher provision for credit losses, lower net interest income and during the year-to-date period higher operating expenses, partially offset by the impact of higher other revenues.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Loss from continuing operations before income tax, as reported	$(609)	$(166)	$(928)	$(607)
Fair value movement on own fair value option debt attributable to credit spread	27	(1)	8	(35)
Impact of non-qualifying hedge portfolio	—	133	117	147
Provision for securities litigation liability	—	—	575	350
Costs to achieve(1)	38	25	76	47
Adjusted performance from continuing operations before income tax(2)	$(544)	$(9)	$(152)	$(98)

(1)
Costs to achieve reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015. The amounts for the three and nine months ended September 30, 2016 and 2015 reflect severance costs and file review costs associated with the receivable sales program.

(2)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations before income tax during the three and nine months ended September 30, 2016 declined by $535 million and $54 million, respectively, compared with the year-ago periods. The decline was driven by a higher provision for credit losses and to a lesser extent lower net interest income, partially offset by lower operating expenses and, during the year-to-date period, higher other revenues. The higher provision for credit losses during the three and nine months ended September 30, 2016 was driven by the transfer to held for sale in September 2016 of the remaining real estate secured receivables classified as held for investment. The lower of amortized cost or fair value adjustment for receivables transferred to held for sale in September 2016 totaled $541 million which was attributable to credit factors and recorded as a component of the provision for credit losses. Higher other revenues during the nine months ended September 30, 2016 reflects an increase of $398 million between periods for gains recognized on sales of real estate secured receivables, partially offset by a lower gain on debt designated at fair value and related derivatives excluding the impact of changes in credit spread as well as the impact of a non-recurrence of a large release in the provision for estimated repurchase liabilities during the third quarter of 2015. During the three months ended September 30, 2016, other revenues were lower as improvements in the lower of amortized cost or fair value adjustment were offset by a large release in the provision for estimated repurchase liabilities during the third quarter of 2015 which did not occur in the current year periods.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Receivables Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, outstanding debt levels or cost structure in support of HSBC's strategic priorities. We also continue to focus on cost optimization efforts to create a more sustainable cost structure. Over the past several years, we have taken various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending, outsourcing and other general efficiency initiatives which have resulted in workforce reductions. Our focus on cost optimization is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.
Funding and Capital  During the nine months ended September 30, 2016 and 2015, we did not receive any capital contributions from HSBC Investments (North America) Inc. ("HINO"). During the nine months ended September 30, 2016 and 2015, we retired or called $5,074 million and $3,805 million, respectively, of term debt and we redeemed all of the outstanding preferred securities of the 6.36 percent Non-Cumulative Series B preferred stock for $575 million. These cash requirements in the first nine months of 2016 were met from cash generated from operations, including receivable sales, liquidation of short-term investments and

HSBC Finance Corporation

balance sheet attrition. The primary driver of our liquidity during the remainder of 2016 will be cash generated from operations, including balance sheet attrition, and continued liquidation of our receivable portfolio. However, lower cash flow as a result of declining receivable balances may not provide sufficient cash to fully repay maturing debt in future periods. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.

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
Because operating results on the Group Reporting Basis are used in managing our businesses and rewarding performance of employees, our management also separately monitors net income under this basis of reporting. The following table reconciles our U.S. GAAP versus Group Reporting Basis net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net loss – U.S. GAAP basis	$(404)	$(37)	$(612)	$(258)
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on receivables held for sale	288	18	128	165
Loan impairment	4	60	2	101
Tax valuation allowances	—	(2)	—	(17)
Loan origination cost deferrals	2	1	6	6
Interest recognition	3	7	4	8
Pension and other postretirement benefit costs	3	2	6	1
Other	4	1	(2)	(12)
Net income (loss) – Group Reporting Basis	(100)	50	(468)	(6)
Tax benefit – Group Reporting Basis	25	73	240	170
Loss before tax – Group Reporting Basis	$(125)	$(23)	$(708)	$(176)
During the first quarter of 2016, management identified a calculation error in the loan impairment allowance model for the segment collectively evaluated for impairment. The cumulative impact of this item was an understatement of the loan impairment allowance at March 31, 2016. As a result, loan impairment charges during the nine months ended September 30, 2016 include an adjustment of approximately $100 million representing the cumulative impact of the correction of an error under the Group Reporting Basis of accounting and reporting policies. Loan impairment allowances under U.S. GAAP were unaffected.
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results is presented in our 2015 Form 10-K. There have been no significant changes since December 31, 2015 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables held for investment and receivables held for sale at September 30, 2016 and increases (decreases) since June 30, 2016 and December 31, 2015:

		Increases (Decreases) From
		June 30, 2016		December 31, 2015
	September 30, 2016	$	%	$	%
	(dollars are in millions)
Receivables held for investment:
First lien real estate secured receivable	$—	$(6,486)	(100.0)%	$(7,302)	(100.0)%
Second lien real estate secured receivable	—	(1,674)	(100.0)	(1,854)	(100.0)
Total receivables held for investment	$—	$(8,160)	(100.0)%	$(9,156)	(100.0)%

Receivables held for sale:
First lien real estate secured receivable	$9,079	$5,383	*	$969	11.9%
Second lien real estate secured receivable	1,069	969	*	914	*
Total receivables held for sale(1)	$10,148	$6,352	*	$1,883	22.8%

*	Not meaningful

(1)
See Note 4, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured receivables held for sale balances between periods.

Real estate secured receivables held for investment  The decrease since June 30, 2016 and December 31, 2015 primarily reflects the decision to transfer all receivables classified as held for investment to held for sale in September 2016. To a lesser extent the decrease as compared with both periods also reflects continued liquidation of the receivable portfolio. Liquidation rates in our real estate secured receivable portfolio continued to be impacted by low receivable prepayments as few refinancing opportunities exist for our customers.
Receivables held for sale  Receivables held for sale totaled $10,148 million at September 30, 2016 compared with $3,796 million at June 30, 2016 and $8,265 million at December 31, 2015. The increase as compared with both periods primarily reflects the decision to transfer all of the remaining receivables classified as held for investment to held for sale in September 2016. This increase was partially offset by the impact of receivable sales during the three and nine months ended September 30, 2016 with an aggregate carrying value of $714 million and $4,933 million, respectively, which resulted in a loss on sale of $5 million and a gain on sale of $418 million during the three and nine months ended September 30, 2016, respectively. To a lesser extent, the increase was also partially offset by continued liquidation in the portfolio as well as the impact of additional lower of amortized cost or fair value adjustment during the current year periods.
See Note 4, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion of receivables held for sale.

HSBC Finance Corporation

Real Estate Owned

The following table provides quarterly information regarding our real estate owned ("REO") properties:

	Quarter Ended
	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015
	(dollars are in millions)
Carrying value of REO properties held at end of period	$45	$58	$68	$88	$101
Number of REO properties at end of period	630	788	919	1,226	1,489
Number of properties added to REO inventory in the period	144	288	221	329	369
Average loss (gain) on sale of REO properties(1)	.1%	.4%	4.3%	4.6%	.8%
Average total loss on foreclosed properties(2)	43.4%	43.9%	49.8%	53.3%	48.4%
Average time to sell REO properties (in days)	242	274	295	296	268

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

During 2015, the servicing activities related to our REO portfolio were performed either in-house or outsourced to a third-party. During the second quarter of 2016, we decided to bring the servicing of our entire REO portfolio in-house. This transition was completed during the third quarter of 2016.
The number of REO properties held at September 30, 2016 decreased as compared with June 30, 2016 as we sold more REO properties than were added to inventory. Our receivable sales program will continue to impact the number of REO properties added to inventory during the remainder of 2016.
The average loss (gain) on sale of REO properties and the average total loss on foreclosed properties was essentially flat during the third quarter of 2016 as compared with the prior quarter. The average time to sell REO properties (in days) improved during the third quarter of 2016 reflecting ongoing enhancements to our REO liquidation strategy which resulted in shorter times to sell. While we continue to monitor and enhance our REO liquidation strategy, our receivable sales program creates a certain level of volatility in the average loss (gain) on sale of REO properties and the average total loss on foreclosed properties as well as the average time to sell REO properties, which we anticipate will continue going forward.

HSBC Finance Corporation

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  The following table summarizes net interest income and net interest margin for the three and nine months ended September 30, 2016 and 2015.

	2016	%(1)	2015	%(1)
	(dollars are in millions)
Three Months Ended September 30,
Interest income	$217	6.82%	$396	6.71%
Interest expense	108	3.39	214	3.62
Net interest income	$109	3.43%	$182	3.09%

Nine Months Ended September 30,
Interest income	$845	6.84%	$1,235	6.13%
Interest expense	414	3.35	701	3.48
Net interest income	$431	3.49%	$534	2.65%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during the three and nine months ended September 30, 2016 due to the following:

•	Average receivable levels decreased as a result of real estate secured receivable liquidation.

•
During the three and nine months ended September 30, 2016, overall yields on total average interest earning assets increased driven by a shift in mix of total average interest earning assets to a lower percentage of short-term investments which have significantly lower yields than our receivable portfolio. Overall yields on total average interest earning assets were negatively impacted during the three months ended September 30, 2016 by lower receivable yields reflecting a lower impact from changes in yield assumptions on receivables participating in payment incentive programs. However, during the nine months ended September 30, 2016, receivable yields increased as the impact of lower changes in yield assumptions on receivable participating in payment incentive programs was more than offset by the impact of lower levels of nonaccrual real estate secured receivables.

•
Interest expense decreased as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings since September 30, 2015. Higher average rates also reflect the impact of increases in rates on certain variable rate debt during the first quarter of 2016.

Net interest margin was 3.43 percent and 3.49 percent for the three and nine months ended September 30, 2016 as compared with 3.09 percent and 2.65 percent for the three and nine months ended September 30, 2015. The increase in net interest margin during the three and nine months ended September 30, 2016 reflects the impact of higher overall yields on total average interest earning assets due to a shift in the mix of total average interest earning assets to a lower percentage of short-term investments and, in the year-to-date period, higher receivable yields as discussed above. Cost of funds as a percentage of average interest earning assets improved during the three and nine months ended September 30, 2016 as interest expense decreased at a faster pace than average interest earning assets. The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

HSBC Finance Corporation

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	(dollars are in millions)
Net interest income/net interest margin from prior year period	$182	3.09%	$534	2.65%
Impact to net interest income resulting from:
Lower asset levels	(183)		(482)
Receivable yields	(1)		41
Asset mix	5		49
Cost of funds (rate and volume)	106		287
Other	—		2
Net interest income/net interest margin for current year period	$109	3.43%	$431	3.49%
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
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

	2016	2015
	(in millions)
Three Months Ended September 30,
Real estate secured:
Lower of amortized cost or fair value adjustment related to credit factors	$557	$12
Remainder	15	6
Total provision for credit losses	$572	$18

Nine Months Ended September 30,
Real estate secured:
Lower of amortized cost or fair value adjustment related to credit factors	$576	$232
Remainder	45	5
Total provision for credit losses	$621	$237
The provision for credit losses for real estate secured receivables increased during the three and nine months ended September 30, 2016 as compared with the year-ago periods. The provision for credit losses in all periods was impacted by the recording of lower of amortized cost or fair value adjustments related to credit factors on receivables transferred to held for sale, although the impact was more pronounced in the current year periods as a result of the decision in September 2016 to transfer to held for sale all of the receivables remaining in our held for investment portfolio. These adjustments reflect the differences between amortized cost and the amount we believe a third party investor would pay to acquire the receivables, which takes into consideration factors that are not relevant under the incurred loss model in establishing credit loss reserves for receivables held for investment, such as life time losses and the discounting of cash flows. When there is no objective, verifiable evidence to indicate non-credit factors are present, the lower of amortized cost or fair value adjustment is recorded as a component of provision for credit losses.
The remainder of the provision for credit losses was higher during the three and nine months ended September 30, 2016 compared to the year-ago periods. While all periods were positively impacted by lower loss estimates due to lower receivable levels and the impact of lower dollars of delinquency on accounts less than 180 days delinquent, as well as lower reserve requirements on troubled debt restructurings (“TDR Loans”), the impact was more pronounced during the prior year periods. Additionally, the provision for credit losses during the nine months ended September 30, 2015 was also impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.
Net charge-off dollars totaled $826 million and $932 million, respectively, during the three and nine months ended September 30, 2016 compared with $85 million and $2,113 million, respectively, during the year-ago periods. Dollars of net charge-offs during all periods were impacted by the transfer of additional receivables to held for sale, although the impact was more pronounced in the current year periods as a result of the decision in September 2016 to transfer to held for sale all of the remaining receivables classified as held for investment. Credit loss reserves existing at the time of transfer are recorded as additional charge-off upon transfer and totaled $244 million and $268 million during the three and nine months ended September 30, 2016, respectively,

HSBC Finance Corporation

compared with $24 million and $1,617 million, respectively, during the year-ago periods. Additionally, the credit portion of the lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale was recorded as additional charge-off and totaled $557 million and $576 million during three and nine months ended September 30, 2016, respectively, compared with $12 million and $232 million during the year-ago periods. Excluding the impact of charge-off dollars associated with receivables transferred to held for sale during all periods, dollars of net charge-offs decreased during the three and nine months ended September 30, 2016 reflecting lower levels of receivables held for investment and lower charge-off on accounts that reach 180 days contractual delinquency reflecting improved credit quality as a result of improvements in economic conditions and home prices since September 30, 2015. See “Credit Quality” for further discussion of our net charge-offs.
Subsequent to the transfer of receivables to held for sale, no further provision for credit losses or charge-offs are recorded as receivables held for sale are carried at the lower of amortized cost or fair value. As a result of transferring all the remaining receivables classified as held for investment to held for sale in September 2016, no provision for credit losses or charge-offs will be recorded in future periods.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
	2016	2015	Amount	%
	(dollars are in millions)
Three Months Ended September 30,
Derivative related income (expense)	$3	$(128)	$131	*
Gain (loss) on debt designated at fair value and related derivatives	(8)	34	(42)	*
Servicing and other fees from HSBC affiliates	1	5	(4)	(80.0)
Lower of amortized cost or fair value adjustment on receivables held for sale	(8)	(83)	75	90.4
Gain (loss) on sale of real estate secured receivables	(5)	2	(7)	*
Other income	6	72	(66)	(91.7)
Total other revenues	$(11)	$(98)	$87	88.8%

Nine Months Ended September 30,
Derivative related income (expense)	$(109)	$(135)	$26	19.3%
Gain (loss) on debt designated at fair value and related derivatives	32	167	(135)	(80.8)
Servicing and other fees from HSBC affiliates	7	17	(10)	(58.8)
Lower of amortized cost or fair value adjustment on receivables held for sale	(119)	(154)	35	22.7
Gain (loss) on sale of real estate secured receivables	418	20	398	*
Other income	19	83	(64)	(77.1)
Total other revenues	$248	$(2)	$250	*

* Not meaningful
Derivative related income (expense) includes realized and unrealized gains and losses on derivatives which did not qualify as effective hedges under hedge accounting principles and ineffectiveness on derivatives which are qualifying hedges. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related income (expense) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net realized losses	$—	$(26)	$(26)	$(78)
Mark-to-market on derivatives in our non-qualifying hedge portfolio	—	(107)	(91)	(69)
Hedge accounting ineffectiveness	3	5	8	12
Total derivative related income (expense)	$3	$(128)	$(109)	$(135)

HSBC Finance Corporation

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
Derivative related income (expense) improved during the three and nine months ended September 30, 2016 as compared with the year-ago periods. The components of derivative related income (expense) are discussed below:

•
Net realized losses improved during the nine months ended September 30, 2016 as a result of fewer non-qualifying hedges outstanding since September 30, 2015. There were no realized losses during the three months ended September 30, 2016 as a result of the termination of this portfolio of non-qualifying hedges during the second quarter as discussed above.

•
Mark-to-market on derivatives in our non-qualifying hedge portfolio was lower during the nine months ended September 30, 2016 as compared with the year-ago period reflecting the impact of falling rates which had occurred prior to the termination of the swaps, which was more pronounced than the impact of falling rates in the prior year period. There was no mark-to-market on derivatives in our non-qualifying hedge portfolio for the three months ended September 30, 2016 as a result of the termination of this portfolio of non-qualifying hedges during the second quarter as discussed above.

•	Hedge accounting ineffectiveness during the three and nine months ended September 30, 2016 and 2015 was primarily related to our cross currency cash flow hedges that are approaching maturity.
Net income volatility in future periods has been reduced as a result of the elimination of our non-qualifying hedge portfolio. Derivative related income (expense) for the nine months ended September 30, 2016 or any prior periods should not be considered indicative of the results for any future periods.
Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option ("FVO") as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Gain on debt designated at fair value and related derivatives decreased during the three and nine months ended September 30, 2016 as compared with the year-ago periods primarily due to lower net realized gains in the current year periods as a result of fewer derivative positions as our fair value option debt and related derivatives mature. See Note 5, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain (loss) on debt designated at fair value and related derivatives.
Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. The gain (loss) on debt designated at fair value and related derivatives for the nine months ended September 30, 2016 should not be considered indicative of the results for any future periods.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates decreased during the three and nine months ended September 30, 2016 due to lower rental income as a result of the sale of a data center located in Vernon Hills, Illinois to HTSU during the third quarter of 2015.

HSBC Finance Corporation

Lower of amortized cost or fair value adjustment on receivables held for sale during the three and nine months ended September 30, 2016 and 2015 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Income (expense)
Initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the period	$(5)	$—	$(11)	$—
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	(3)	(83)	(108)	(154)
Lower of amortized cost or fair value adjustment	$(8)	$(83)	$(119)	$(154)
During the three and nine months ended September 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale totaling $562 million and $587 million, respectively, of which $5 million and $11 million, respectively, was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss). The remainder of the total initial lower of amortized cost or fair value adjustment for three and nine months ended September 30, 2016, of $557 million and $576 million, respectively, was attributed to credit factors and recorded as a component of the provision for credit losses as there was no objective, verifiable evidence to indicate non-credit factors were associated with the decline in fair value. During the three and nine months ended September 30, 2015, we recorded an initial lower of amortized cost or fair value adjustment of $12 million and $232 million, respectively, all of which was attributed to credit factors and recorded as a component of the provision for credit losses as there was no objective, verifiable evidence to indicate non-credit factors were associated with the decline in fair value.
During the three and nine months ended September 30, 2016, we recorded an additional lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale totaling $3 million and $108 million, respectively. Of this amount, $15 million and $145 million for the three and nine months ended September 30, 2016, respectively, were attributable to fair value adjustments as a result of establishing separate pools for receivables being marketed. Removing these receivables from their risk-based grouping impacts the valuation of the receivables remaining in the risked-based pools. This was partially offset by the impact of settlements on receivables held for sale during the three and nine months ended September 30, 2016 totaling $12 million and $37 million, respectively. During the three and nine months ended September 30, 2015, we recorded an additional lower of amortized cost or fair value adjustment on receivables held for sale totaling $83 million and $154 million, respectively, of which $84 million and $137 million related to changes in fair value during the three and nine months ended September 30, 2015, respectively, and $1 million and $17 million in the year-ago periods, respectively, related to settlements.
See Note 4, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Gain (loss) on sale of real estate secured receivables increased during the three and nine months ended September 30, 2016. The following table summarizes receivables sold by period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Unpaid principal balance at the time of sale	$930	$176	$5,652	$605
Aggregate carrying value at the time of sale	714	107	4,933	408
Gain (loss) on sale of real estate secured receivables	(5)	2	418	20
Differences in the gain (loss) on sale of real estate secured receivables realized between periods reflects both differences in the relative size of the receivable pools sold in each period as well as differences in the composition of the receivable pools sold. The large gain realized on the sale of real estate secured receivables during the nine months ended September 30, 2016 was driven by the composition of the receivables sold during the second quarter of 2016 which were primarily less than 30 days contractually delinquent.
Other income decreased during the three and nine months ended September 30, 2016 as compared with the three and nine months ended September 30, 2015 as the year-ago periods included a large release in the provision for estimated repurchase liabilities as

HSBC Finance Corporation

discussed more fully below. Excluding the impact of changes in the provision for estimated repurchase liabilities from all periods, other income was essentially flat during the current year periods.
Our reserve for potential repurchase liability represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of our receivable sales. Because the level of receivable repurchase losses are dependent upon strategies for bringing claims or pursuing legal action for losses incurred, the level of the liability for receivables repurchase losses requires significant judgment. As such, there is uncertainty inherent in these estimates making it reasonably possible that they could change. During the third quarter of 2015, management concluded that, due to new developments in case law and other factors, it was appropriate to release the repurchase reserve liability related to receivables sold by Decision One Mortgage Company LLC prior to the third quarter of 2007. The following table summarizes the changes in our reserve for potential repurchase liability related to our receivable sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Balance at beginning of period	$43	$86	$36	$86
Increase (decrease) in liability recorded through earnings	2	(66)	9	(66)
Realized losses	—	(1)	—	(1)
Balance at end of period	$45	$19	$45	$19
Operating Expenses  The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which will not necessarily decline in line with the run-off of our receivable portfolio in future periods.

			Increase (Decrease)
	2016	2015	Amount	%
	(in millions)
Three Months Ended September 30,
Salaries and employee benefits	$56	$55	$1	1.8%
Occupancy and equipment expenses, net	3	8	(5)	(62.5)
Real estate owned expenses	1	6	(5)	(83.3)
Support services from HSBC affiliates	40	54	(14)	(25.9)
Other expenses	35	109	(74)	(67.9)
Total operating expenses	$135	$232	$(97)	(41.8)%

Nine Months Ended September 30,
Salaries and employee benefits	$128	$158	$(30)	(19.0)%
Occupancy and equipment expenses, net	13	24	(11)	(45.8)
Real estate owned expenses	6	11	(5)	(45.5)
Support services from HSBC affiliates	120	166	(46)	(27.7)
Provision for securities litigation liability	575	350	225	64.3
Other expenses	144	193	(49)	(25.4)
Total operating expenses	$986	$902	$84	9.3%
Salaries and employee benefits in all periods was impacted by severance costs resulting from changes in our receivable sales program in September 2016 and June 2015, respectively. Severance costs during the three and nine months ended September 30, 2016 totaled $21 million in both periods compared with $11 million and $33 million, respectively, in the year-ago periods. Excluding the impact of severance costs from all periods, salaries and employee benefits decreased during the three and nine months ended September 30, 2016 due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Occupancy and equipment expenses, net decreased during the three and nine months ended September 30, 2016 reflecting lower depreciation expense as a result of the sale of a data center during the third quarter of 2015 as discussed above as well as lower repair and utility costs.

HSBC Finance Corporation

Real estate owned expenses decreased during the three and nine months ended September 30, 2016 driven by fewer average numbers of REO properties held during the first nine months of 2016.
Support services from HSBC affiliates decreased during the three and nine months ended September 30, 2016 as compared with the year-ago period primarily due to lower technology costs from an HSBC affiliate. To a lesser extent, the decrease also reflects lower fees for receivable servicing by HSBC affiliates as a result of the sale of receivables since September 30, 2015 as well as the impact of terminating a guarantee during the third quarter of 2015 related to a surety bond.
Provision for securities litigation liability As discussed more fully in Note 13, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements, in June 2016, we agreed to pay $1,575 million to settle all claims of the outstanding securities litigation. As a result, we recorded a provision for securities litigation liability of $575 million during the second quarter of 2016. During the second quarter of 2015, we recorded a provision for securities litigation liability of $350 million.
Other expenses decreased during the three and nine months ended September 30, 2016 reflecting lower litigation costs and lower legal fees as well as the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs. These decreases were partially offset by an increase in file review costs during the current year periods.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

	2016		2015
	(dollars are in millions)
Three Months Ended September 30,
Tax benefit at the U.S. Federal statutory income tax rate	$(213)	(35.0)%	$(58)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(8)	(1.3)	(4)	(2.4)
Adjustment with respect to tax for prior periods(1)	8	1.3	—	—
Change in valuation allowance(2)	17	2.8	(67)	(40.4)
Uncertain tax positions(3)	(10)	(1.6)	—	—
Other non-deductible/non-taxable items	(3)	(.5)	(2)	(1.2)
Other	6	1.0	2	1.3
Total income tax benefit	$(203)	(33.3)%	$(129)	(77.7)%

Nine Months Ended September 30,
Tax benefit at the U.S. Federal statutory income tax rate	$(325)	(35.0)%	$(212)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(16)	(1.7)	(10)	(1.6)
Adjustment with respect to tax for prior periods(1)	30	3.2	(3)	(.5)
Adjustment of tax rate used to value deferred taxes(4)	—	—	(38)	(6.3)
Change in valuation allowance(2)	17	1.8	(87)	(14.3)
Uncertain tax positions(3)	(22)	(2.4)	(3)	(.5)
Other non-deductible/non-taxable items	(6)	(.6)	(5)	(.8)
Other	—	—	1.2
Total income tax benefit	$(322)	(34.7)%	$(357)	(58.8)%

(1)
The amounts for the three and nine months ended September 30, 2016, were impacted by $8 million and $15 million adjustments, respectively, related primarily to the Federal audit of the 2013 tax year. Additionally, the nine months ended September 30, 2016 was also impacted by a reversal of approximately $15 million associated with an out of period adjustment to our deferred tax asset balance.

(2)
For the three and nine months ended September 30, 2016, the amounts reflect an increase in valuation allowance reserves on certain state net operating loss carryforwards. For the three and nine months ended September 30, 2015, the amounts reflect the release of valuation allowance reserves on previously unrecognized state net operating loss carryforwards and temporary differences.

(3)
For the three and nine months ended September 30, 2016, the amounts primarily relate to the resolution of an uncertain items during the third quarter of 2016 primarily related to the Federal Audit of the 2013 tax year. Additionally, the nine months ended September 30, 2016, also reflects the conclusion of certain State audits.

HSBC Finance Corporation

(4)	For the nine months ended September 30, 2015, the amount mainly relates to the effects of revaluing our deferred tax assets for New York City Tax Reform that was enacted on April 13, 2015.
In April 2016, the U.S. Treasury and the Internal Revenue Service released proposed regulations intended to discourage corporate inversions by re-characterizing certain inter-company debt as equity, effectively eliminating the tax deduction for interest paid to related parties under certain circumstances. Final and temporary regulations were released in October 2016 that exempt regulated financial groups such as HSBC and its affiliates from those re-characterization rules. Certain documentation rules included in the regulations will apply to HSBC and its affiliates, and we will analyze the requirements in order to implement the regulations on a timely basis in accordance with the rules. We do not anticipate a significant financial accounting impact upon implementation of the regulations.

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
We continue to review the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting, we will evaluate any impact such changes may have on our segment reporting.

HSBC Finance Corporation

Consumer Segment  The following table summarizes the Group Reporting Basis results for our Consumer segment for the three and nine months ended September 30, 2016 and 2015.

			Increase (Decrease)
	2016	2015	Amount	%
	(dollars are in millions)
Three Months Ended September 30,
Net interest income	$139	$252	$(113)	(44.8)%
Other operating loss	(113)	(60)	(53)	(88.3)
Total operating income	26	192	(166)	(86.5)
Loan impairment charges	14	(13)	(27)	*
Net interest income and other operating income after loan impairment charges	12	205	(193)	(94.1)
Operating expenses	141	225	84	37.3
Loss before income tax	$(129)	$(20)	$(109)	*
Net interest margin	4.43%	4.53%
Efficiency ratio	542.3	117.2
Return (after-tax) on average assets	(2.6)	.7

Nine Months Ended September 30,
Net interest income	$523	$783	$(260)	(33.2)%
Other operating loss	(124)	(11)	(113)	*
Total operating income	399	772	(373)	(48.3)
Loan impairment charges	113	36	(77)	*
Net interest income and other operating income after loan impairment charges	286	736	(450)	(61.1)
Operating expenses	986	899	(87)	(9.7)
Loss before income tax	$(700)	$(163)	$(537)	*
Net interest margin	4.21%	4.22%
Efficiency ratio	247.1	116.5
Return (after-tax) on average assets ("ROA")	(3.0)	.1

Balances at end of period:
Loans	$10,531	$19,131	$(8,600)	(45.0)%
Loans held for sale	949	2,045	(1,096)	(53.6)
Assets	16,406	27,218	(10,812)	(39.7)

* Not meaningful
Our Consumer segment reported a higher loss before income tax during the three and nine months ended September 30, 2016 as compared with the year ago periods. The loss before income tax during the three and nine months ended September 30, 2016 reflects lower net interest income, higher other operating losses, higher loan impairment charges and in the year-to-date period, higher operating expenses. Loan impairment charges for the nine months ended September 30, 2016 include a loan impairment adjustment of approximately $100 million representing the cumulative impact of the correction of an error as discussed more fully below.
Net interest income decreased during the three and nine months ended September 30, 2016 due to the following:

•	Average loan levels decreased as a result of loan liquidation, including receivable sales.

•
During the three months ended September 30, 2016, overall yields on total average interest earning assets decreased as a result of lower loan yields as discussed more fully below, partially offset by a shift in the mix of total average interest earning assets to a lower percentage of short-term investments which have significantly lower yields than our loan portfolio. During

HSBC Finance Corporation

the nine months ended September 30, 2016, overall yields on total average interest earning assets increased due to the shift in the mix of total average interest earning assets to a lower percentage of short-term investments as discussed above, partially offset by the impact of lower loan yields. The lower loan yields in both periods reflect less favorable changes in yield assumptions on receivables participating in payment incentive programs and the impact of lower amortization of discount due to loan sales and liquidation, partially offset by improvements in the timing of estimated cash flows to be received and the impact of lower levels of impaired loans.

•
Interest expense decreased during the three and nine months ended September 30, 2016 as a result of lower average borrowings, partially offset by the impact of higher average rates during the year-to-date period due to the maturing of certain lower rate long-term borrowings since September 30, 2015 as well as an increase in rates on certain variable rate debt during the first quarter of 2016.

Net interest margin decreased during the three months ended September 30, 2016, reflecting a lower overall yield on average interest earning assets due to lower loan yields as discussed above while the cost of funds as a percentage of average interest earning assets was essentially flat during the quarter. For the nine months ended September 30, 2016, net interest margin was essentially flat as the impact of lower loan yields and a higher cost of funds as a percentage of average interest earning assets was largely offset by the shift in mix of total average interest earning assets during the year-to-date period to a lower percentage of short-term investments as discussed above.
The following table summarizes significant components of other operating loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Trading gain (loss)(1)	$3	$(129)	$(109)	$(136)
Gain (loss) from debt designated at fair value	(6)	(2)	(5)	1
Loss on sale of real estate secured loans	(119)	(17)	(51)	—
Decrease in repurchase reserve liability	—	66	5	66
Other	9	22	36	58
Other operating loss	$(113)	$(60)	$(124)	$(11)

(1)	Trading loss primarily reflects activity on our portfolio of non-qualifying hedges.
The components of other operating loss are discussed below:

•
Trading gain (loss) improved during the three months ended September 30, 2016 as result of terminating our portfolio of non-qualifying hedges during the second quarter of 2016. As a result, trading gain (loss) for the three months ended September 30, 2016 and for future periods only reflects ineffectiveness for derivatives that are qualifying hedges. Trading losses for the nine months ended September 30, 2016 and 2015 reflects the impact of falling rates prior to the termination of the non-qualifying hedges during the second quarter of 2016.

•
Gain (loss) from debt designated at fair value deteriorated during the three and nine months ended September 30, 2016 reflecting an overall tightening of our credit spreads as well as the impact of changes in market movements on certain debt and related derivatives that mature in the near term. During the three and nine months ended September 30, 2015, the gain (loss) from debt designated at fair value was impacted by a widening of our credit spreads, which during the three months ended September 30, 2015 was more than offset by the impact of changes in market movements on certain debt and related derivatives that mature in the near term.

•	Loss on sale of real estate secured loans increased during the three and nine months ended September 30, 2016. The following table summarizes loans sold by period.

HSBC Finance Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Unpaid principal balance at the time of sale	$930	$176	$5,652	$605
Carrying value at the time of sale (after the effect of write downs and including any accrued interest)	917	181	5,774	483
Gain (loss) on sale of real estate secured loans	(119)	(17)	(51)	—
Differences in the gain (loss) on sale of real estate secured loans realized between periods reflects both differences in the relative size of the loan pools sold in each period as well as differences in the composition of the loan pools sold.

•
Decrease in repurchase reserve liability reflects our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of all our loan sales. During the third quarter of 2015, management concluded that, due to new developments in case law and other factors, it was appropriate to release the repurchase reserve liability related to loans sold by Decision One Mortgage Company LLC prior to the third quarter of 2007.

•
Other reflects lower rental income as a result of the sale of a data center located in Vernon Hills, Illinois to HTSU during the third quarter of 2015 as well as a lower yield adjustment on loans purchased in 2006.

During the first quarter of 2016, management identified a calculation error in the loan impairment allowance model for the segment collectively evaluated for impairment. The cumulative impact of this item was an understatement of the loan impairment allowance at March 31, 2016. As a result, loan impairment charges during the nine months ended September 30, 2016 include an adjustment of approximately $100 million representing the cumulative impact of the correction of this error under the Group Reporting Basis of accounting and reporting policies. Loan impairment allowances under U.S. GAAP were unaffected. Loan impairment charges for the nine months ended September 30, 2016 were also impacted by an out of period adjustment which decreased net charge-offs by $16 million in order to properly reflect charge-offs for loans which received a partial forgiveness of principal as a result of an account modification in prior periods. Additionally, for the nine months ended September 30, 2015, loan impairment charges were impacted by a release of approximately $23 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.
Excluding the items discussed above, loan impairment charges increased during the three months ended September 30, 2016 as compared with the prior year quarter. Loan impairment charges during both the current and prior year quarters were positively impacted by lower loss estimates due to lower loan levels and the impact of lower dollars of delinquency on accounts less than 180 days delinquent. However, the impact was more pronounced during the prior year quarter resulting in higher loan impairment charges during the three months ended September 30, 2016. The increase in the current year quarter was partially offset by lower charge-offs due to lower loan levels. Excluding the items discussed above, loan impairment charges decreased during the nine months ended September 30, 2016 as compared with the prior year-to-date period due to lower charge-offs as discussed above as well as a lower impact from discounting the underlying collateral value estimated to be received in the event of loan default. Loan impairment charges during both the current and prior year-to-date were positively impacted by lower loss estimates due to lower loan levels and lower dollars of delinquency, although the impact was more pronounced in the year-ago period as discussed above.
Loan impairment charges were $19 million and $13 million lower than net charge-offs during the three and nine months ended September 30, 2016, respectively, compared with loan impairment charges that were lower than net charge-offs by $94 million and $305 million during the year-ago periods. Loan impairment allowances decreased to $450 million at September 30, 2016 compared with $958 million at December 31, 2015 primarily as a result of transfers of real estate secured loans to held for sale. During the three and nine months ended September 30, 2016, loans transferred to held for sale had loan impairment allowances totaling $70 million and $471 million, respectively, at the time of transfer. Loans held for sale and the associated loan impairment allowances are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39, "Financial Instruments: recognition and Measurement," with any gain or loss recorded at the time of sale. The decrease during the three and nine months ended September 30, 2016 in loan impairment allowances also reflects lower levels of new impaired loans due to lower loan levels, improved economic conditions and lower delinquency levels. The decrease in loan impairment allowances during the nine months ended September 30, 2016 was partially offset by the loan impairment adjustment of approximately $100 million as discussed above.
Operating expenses decreased during the three months ended September 30, 2016 and increased during the nine months ended September 30, 2016. Operating expenses for the nine months ended September 30, 2016 include securities litigation expense of $587 million (including $12 million of legal expense) as previously discussed compared with securities litigation expense of $350 million in the prior year-to-date period. Additionally, the three and nine months ended September 30, 2016 includes accruals,

HSBC Finance Corporation

primarily related to severance, file review and lease costs of $40 million in both periods compared with severance costs of $11 million and $33 million, respectively, in the year-ago periods resulting from changes in our receivable sales program in June 2015 and September 2016 as previously discussed. Excluding the impact of these items, operating expenses in both the current year periods were lower reflecting lower litigation costs and lower legal fees as well as the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs, partially offset by an increase in file review costs during the current year periods.
Real estate secured loans Real estate secured loans for our Consumer segment consisted of the following:

	September 30, 2016	Increases (Decreases) From
		June 30, 2016		December 31, 2015
		$	%	$	%
	(dollars are in millions)
Real estate secured loans	$10,531	$(1,330)	(11.2)%	$(7,987)	(43.1)%
Real estate secured loans held for sale(1)	949	32	3.5	949	*
Total	$11,480	$(1,298)	(10.2)%	$(7,038)	(38.0)%

* Not meaningful

(1)	Represents loans which met the Group Reporting Basis criteria to be classified as held for sale for the periods presented, prior to consideration of any existing loan impairment allowances.
Real estate secured loans decreased to $10,531 million at September 30, 2016 as compared with $11,861 million at June 30, 2016 and $18,518 million at December 31, 2015. The decrease reflects the transfer of loans to held for sale during the three and nine months ended September 30, 2016 with a carrying value of $972 million and $7,064 million, respectively. The decrease also reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist.
Real estate secured loans which met the Group Reporting Basis criteria to be classified as held for sale had a carrying value of $949 million at September 30, 2016 compared with $917 million at June 30, 2016. At December 31, 2015, there were no real estate secured loans which met the Group Reporting Basis criteria to be classified as held for sale.
In October 2016, we sold a pool of loans with an aggregate unpaid principal balance of $892 million (carrying value of $949 million) at the time of sale to a third-party investor for aggregate cash consideration of $761 million. We anticipate recording a loss on this transaction in the fourth quarter of 2016 of approximately $125 million.
As previously discussed, as a result of a decision in September 2016 to further accelerate our run-off strategy, we intend to sell all of our real estate secured loans, although only a portion of these loans currently qualify for classification as held for sale under the Group Reporting Basis at September 30, 2016. Assuming we had completed the sale of our entire portfolio of real estate secured loans on September 30, 2016, based on market values at that time, we would have recorded a loss of approximately $1,020 million.

HSBC Finance Corporation

Credit Quality

Credit Loss Reserves  As previously discussed, in September 2016 we transferred all remaining receivables classified as held for investment to held for sale. As a result, our entire receivable portfolio is now classified as held for sale which is carried at the lower of amortized cost or fair value and no longer has any associated credit loss reserves.
Prior to September 2016, we maintained credit loss reserves to cover probable incurred losses of principal, interest and fees. Credit loss reserves were based on a range of estimates and were intended to be adequate but not excessive. For receivables which were identified as TDR Loans, credit loss reserves were maintained based on the present value of expected future cash flows discounted at the receivables' original effective interest rates. We estimated probable losses for receivables which did not qualify as TDR Loans using a roll rate migration analysis that estimated the likelihood that a receivable would progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other receivables in our portfolio. This migration analysis incorporated estimates of the period of time between a loss occurring and the confirming event of its charge-off. Receivables with different risk characteristics were typically segregated into separate models and utilized different periods of time for estimating the period of a loss occurring and its confirmation. This analysis also considered delinquency status, loss experience and severity and took into account whether borrowers had filed for bankruptcy, receivables had been re-aged or were subject to modification. Our credit loss reserves also took into consideration the loss severity expected based on the underlying collateral, if any, for the receivable in the event of default based on historical and recent trends, which were updated monthly based on a rolling average of several months' data using the most recently available information. Delinquency status may have been affected by customer account management policies and practices, such as the re-age of accounts or modification arrangements. When customer account management policies or changes thereto shifted receivables that did not qualify as a TDR Loan from a “higher” delinquency bucket to a “lower” delinquency bucket, this was reflected in our roll rate statistics. To the extent that re-aged accounts that did not qualify as a TDR Loan had a greater propensity to roll to higher delinquency buckets, this was captured in the roll rates. Since the loss reserve was computed based on the composite of all of these calculations, this increase in roll rate would be applied to receivables in all respective delinquency buckets, which increased the overall reserve level. In addition, loss reserves on receivables were maintained to reflect our judgment of portfolio risk factors that may not have been fully reflected in the statistical roll rate calculation or when historical trends were not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on receivables included product mix, unemployment rates, the credit performance of modified receivables, loan product features such as adjustable rate loans, the credit performance of second lien receivables where the first lien receivable that we own or service were 90 or more days contractually delinquent, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors which could affect consumer payment patterns on outstanding receivables, such as natural disasters.
In setting our credit loss reserves, we specifically considered the credit quality and other risk factors for each of our products. We recognized the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. We also considered key ratios, including reserves as a percentage of nonaccrual receivables and reserves as a percentage of receivables. Loss reserve estimates were reviewed periodically and adjustments were reported in earnings when they become known. As these estimates were influenced by factors outside our control, such as consumer payment patterns and economic conditions, there was uncertainty inherent in these estimates, making it likely that they would change.
Real estate secured receivable carrying amounts in excess of fair value less cost to sell were generally charged-off no later than the end of the month in which the account became six months contractually delinquent. Values were determined based upon broker price opinions or appraisals which were generally updated at least every 180 days. During the quarterly period between updates, real estate price trends were reviewed on a geographic basis and additional adjustments were recorded as necessary. Typically, receivables written down to fair value of the collateral less cost to sell did not require credit loss reserves.
In response to the financial crisis, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option. These industry trends continue to impact our portfolio and we considered these factors in establishing our credit loss reserve levels, as appropriate.
The table below sets forth credit loss reserves and credit loss reserve ratios for the historical periods indicated. The transfer to held for sale of the remaining real estate secured receivables classified as held for investment in September 2016 has resulted in our entire receivable portfolio being carried at the lower of amortized cost or fair value and no longer have any associated credit loss reserves. Transfers of receivables to held for sale impacts comparability between credit loss reserves and the related reserve ratios between periods.

HSBC Finance Corporation

	September 30, 2016	June 30, 2016	December 31, 2015
	(dollars are in millions)
Credit loss reserves(1)(2)	$—	$254	$311
Credit loss reserve ratios:(2)(3)
Reserves as a percentage of receivables held for investment	—%	2.5%	2.8%
Reserves as a percentage of nonaccrual receivables held for investment	—	105.1	91.9

(1)
At June 30, 2016 and December 31, 2015, credit loss reserves includes $10 million and $12 million, respectively, related to receivables held for investment which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property.

(2)
Reserves associated with accrued finance charges, which totaled $47 million and $51 million at June 30, 2016 and December 31, 2015, respectively, are reported within our total credit loss reserve balances noted above, although receivables and nonaccrual receivables as reported generally exclude accrued finance charges. The credit loss reserve ratios presented in the tables above exclude any reserves associated with accrued finance charges.

(3)
Credit loss reserve ratios exclude receivables and nonaccrual receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

See Note 3, "Credit Loss Reserves," in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three and nine months ended September 30, 2016 and 2015.
Delinquency  Our policies and practices for the collection of receivables, including our customer account management policies and practices, permit us to modify the terms of receivables, either temporarily or permanently (a “modification”), and/or to reset the contractual delinquency status of an account that is contractually delinquent to current (a “re-age”), based on indicators or criteria which, in our judgment, evidence continued payment probability. Such policies and practices differ by product and are designed to manage customer relationships, improve collection opportunities and avoid foreclosure or repossession as determined to be appropriate. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and be included in our delinquency ratios.
The table below summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of receivables and receivables held for sale (“delinquency ratio”). As previously discussed, in September 2016 we transferred all of the remaining receivables classified as held for investment to held for sale which must be considered in comparing dollars of contractual delinquency and the delinquency ratio between the periods presented.

	September 30, 2016	June 30, 2016	December 31, 2015
	(dollars are in millions)
Dollars of contractual delinquency(1):
Real estate secured receivables held for investment:
Late stage delinquency(2)(3)	$—	$148	$195
Individually evaluated for impairment(4)	—	73	102
Collectively evaluated for impairment(5)	—	38	69
Total real estate secured receivables held for investment	—	259	366
Real estate secured receivables held for sale(6)	545	563	569
Total	$545	$822	$935
Delinquency ratio:
Real estate secured receivables held for investment:
Late stage delinquency	—%	55.22%	59.82%
Individually evaluated for impairment	—	6.58	8.02
Collectively evaluated for impairment	—	.56	.91
Total real estate secured receivables held for investment	—	3.17	4.00
Real estate secured receivables held for sale	5.37	14.83	6.88
Total	5.37%	6.88%	5.37%

HSBC Finance Corporation

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

(2)
Two-months-and-over contractually delinquent receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At June 30, 2016 and December 31, 2015, the amounts above include $19 million and $23 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 60 and 180 days past due.

(3)	Amount includes TDR Loans which totaled $105 million and $131 million at June 30, 2016 and December 31, 2015, respectively.

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

(6)
At September 30, 2016, June 30, 2016 and December 31, 2015, dollars of contractual delinquency for receivable held for sale includes $413 million, $441 million and $443 million, respectively, of real estate secured receivables which are also classified as TDR Loans.

Dollars of delinquency and delinquency ratio for real estate secured receivables held for investment At September 30, 2016, there were no dollars of delinquency or delinquency ratio for receivables held for investment as all receivables are classified as held for sale.
Dollars of delinquency for receivables held for sale at September 30, 2016 decreased as compared with June 30, 2016 and December 31, 2015 as a result of receivables sold during the third quarter of 2016 and improvements in credit quality, partially offset by the transfer to held for sale of all receivables remaining in our held for investment portfolio.
Delinquency ratio for receivables held for sale The delinquency ratio for receivables held for sale was 5.37 percent at September 30, 2016 compared with 14.83 percent at June 30, 2016 and 6.88 percent at December 31, 2015. The transfer to held for sale of all receivables remaining in our held for investment portfolio has impacted the comparability of the delinquency ratio for receivables held for sale between periods. The delinquency ratio was unusually high at June 30, 2016 as a result of receivable sales in the second quarter of 2016 which resulted in a significant decrease in the level of receivables held for sale while dollars of delinquency for receivables held for sale at June 30, 2016 were not impacted by the sale as the receivables sold were primarily less than 30 days contractually delinquent.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter in which receivables are transferred to receivables held for sale, those receivables continue to be included in the average receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer, including the recognition of existing credit loss reserves at the time of transfer and the credit portion of the lower of amortized cost or fair value adjustment, if any, remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average receivables as such receivables are carried at the lower of amortized cost or fair value and, accordingly, there are no further charge-offs associated with these receivables. As a result, the amounts and ratios presented below are not comparable between periods.

Three Months Ended(1)	September 30, 2016	June 30, 2016	September 30, 2015
	(dollars are in millions)
Net charge-off dollars - Real estate secured receivables	$826	$30	$85
Net charge-off ratio - Real estate secured receivables	46.43%	1.44%	3.47%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	46.52%	1.54%	3.70%

(1)	The net charge-off ratio for all quarterly periods is net charge-offs for the quarter, annualized, as a percentage of average receivables for the quarter.

HSBC Finance Corporation

Net real estate secured receivable charge-offs dollars for all periods were impacted by the transfer of additional receivables to held for sale, although the impact was more pronounced during the quarterly period ended September 30, 2016 as a result of the decision in September 2016 to transfer to held for sale all of the remaining receivables classified as held for investment. Credit loss reserves existing at the time of transfer are recorded as additional charge-off upon transfer and totaled $244 million, $4 million and $24 million, during the quarterly periods ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively. Additionally, the credit portion of the lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale was recorded as additional charge-off and totaled $557 million, $6 million and $12 million during the quarterly periods ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively. Net charge-off dollars for the quarterly period ended June 30, 2016 also includes an out of period adjustment which decreased net charge-offs by $12 million in order to properly reflect charge-offs for receivables which received a partial forgiveness of principal as a result of an account modification.
Excluding the impact to net charge-off dollars related of the items discussed above, net charge-offs dollars remained lower as compared with the prior quarter and prior year quarter reflecting lower levels of receivables held for investment and lower charge-off on accounts that reach 180 days contractual delinquency reflecting improved credit quality as a result of improvements in economic conditions and home prices since September 30, 2015. As a result of transferring all of the remaining receivables held for investment to held for sale in September 2016, no additional charge-offs will be recorded in future periods.
The net real estate secured receivable charge-off ratio for the quarterly period ended September 30, 2016 increased as compared with the prior quarter and prior year quarter due to higher dollars of net charge-offs driven by the transfer of additional receivables to held for sale as discussed above and the impact of lower average receivable levels.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for the quarterly period ended September 30, 2016 increased as compared with the prior quarter and prior year quarter due to higher dollars of net charge-offs as discussed above and the impact of lower average receivable levels, partially offset by lower REO expenses during the current year periods. See “Results of Operations” for further discussion of REO expense.
Nonperforming Assets  As previously discussed, during the third quarter of 2016 we transferred to held for sale all remaining receivables classified as held for investment which must be considered in comparing nonperforming assets between periods. Nonperforming assets consisted of the following for the periods presented:

	September 30, 2016	June 30, 2016	December 31, 2015
	(in millions)
Nonaccrual real estate secured receivables held for investment:(1)
Late stage delinquency(2)(3)	$—	$139	$187
Individually evaluated for impairment(4)	—	36	54
Collectively evaluated for impairment(5)	—	22	42
Total nonaccrual real estate secured receivables held for investment(6)	—	197	283
Real estate owned	45	58	88
Nonaccrual receivables held for sale(1)(7)	405	442	386
Total nonperforming assets	$450	$697	$757

(1)
The receivable balances included in this table reflect the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies but exclude any basis adjustments to the receivable such as unearned income, unamortized deferred fees and costs on originated receivables, purchase accounting fair value adjustments and premiums or discounts on purchased receivables. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer. Nonaccrual receivables reflect all receivables which are 90 or more days contractually delinquent as well as second lien receivables (regardless of delinquency status) where the first lien receivable that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables held for investment and held for sale do not include receivables totaling $424 million, $452 million and $501 million at September 30, 2016, June 30, 2016 and December 31, 2015, respectively, which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged receivable subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)
Nonaccrual receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At June 30, 2016 and December 31, 2015, the amounts above include $10 million and $15 million, respectively, of receivables that at some point in their life cycle were evaluated for write-down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 90 and 180 days past due.

(3)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $97 million at June 30, 2016 and $124 million at December 31, 2015.

HSBC Finance Corporation

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

(6)	At June 30, 2016 and December 31, 2015, nonaccrual second lien real estate secured receivables totaled $50 million and $63 million, respectively.

(7)
At September 30, 2016, June 30, 2016 and December 31, 2015, nonaccrual receivables held for sale include $299 million, $326 million and $285 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual real estate secured receivables held for investment At September 30, 2016, there were no nonaccrual receivables held for investment as all receivables are classified as held for sale.
Nonaccrual receivables held for sale at September 30, 2016 decreased as compared with June 30, 2016 as a result of receivables sold during the third quarter of 2016 and improvements in credit quality, partially offset by the transfer to held for sale of all receivables remaining in our held for investment portfolio. The increase as compared with December 31, 2015 reflects the transfer to held for sale of all receivables remaining in our held for investment portfolio, partially offset by the impact of improvements in credit quality and the sale of loans in the third quarter of 2016.
At September 30, 2016, June 30, 2016 and December 31, 2015, nonaccrual receivables and receivables held for sale in the table above include TDR Loans totaling $299 million, $459 million and $463 million, respectively, some of which at June 30, 2016 and December 31, 2015 are carried at the lower of amortized cost of the fair value of the collateral less cost sell in accordance with our existing charge-off policies. See Note 2, "Receivables Held for Investment, net," in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
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

Generally, in our experience, we have found that the earlier in the default cycle we have been able to utilize account management actions, the lower the rate of recidivism. Additionally, we have found that for receivable modification, modifications with significant amounts of payment reduction experience lower levels of recidivism. Some customers receive multiple account management actions. In this regard, multiple account management actions as a percentage of total account management actions are in a range of 72 percent to 76 percent.
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

	Number of Accounts	Outstanding Receivable Balance(1)
	(accounts are in thousands)	(dollars are in millions)
September 30, 2016:(2)
Collection re-age only	36.0	$1,883
Modification only	2.9	125
Modification re-age	30.5	2,120
Total receivables modified and/or re-aged(1)	69.4	$4,128
June 30, 2016:(2)
Collection re-age only	41.4	$2,457
Modification only	3.1	154
Modification re-age	34.9	2,618
Total receivables modified and/or re-aged(1)	79.4	$5,229
December 31, 2015:(2)
Collection re-age only	63.9	$4,429
Modification only	5.9	451
Modification re-age	53.9	4,631
Total receivables modified and/or re-aged(1)	123.7	$9,511

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

(2)
At June 30, 2016 and December 31, 2015, the outstanding receivable balance includes the following amounts related to receivables classified as held for sale. At September 30, 2016, the entire outstanding receivable balance is classified as held for sale.

	June 30, 2016	December 31, 2015
	(in millions)
Collection re-age only	$1,475	$3,765
Modifications only	79	368
Modification re-age	1,995	3,415
Total receivables modified and/or re-aged	$3,549	$7,548

HSBC Finance Corporation

The following table provides information regarding the delinquency status of receivables remaining in the portfolio that were granted modifications of loan terms and/or re-aged at September 30, 2016, June 30, 2016 and December 31, 2015 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
September 30, 2016:
Collection re-age only	82%	8%	10%	82%	8%	10%
Modification only	91	2	7	90	2	8
Modification re-age	81	7	12	80	8	12
Total receivables modified and/or re-aged	82%	7%	11%	81%	8%	11%
June 30, 2016:
Collection re-age only	79%	8%	13%	79%	9%	12%
Modification only	88	2	10	89	2	9
Modification re-age	78	7	15	77	8	15
Total receivables modified and/or re-aged	79%	8%	13%	79%	8%	13%
December 31, 2015:
Collection re-age only	84%	7%	9%	85%	7%	8%
Modification only	92	2	6	95	2	3
Modification re-age	84	6	10	85	6	9
Total receivables modified and/or re-aged	84%	6%	10%	85%	6%	9%
The following table provides information regarding real estate secured modified and/or re-aged receivables during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Balance at beginning of period	$5,229	$11,694	$9,511	$13,663
Additions due to an account management action(1)	47	122	173	312
Payments(2)	(139)	(284)	(629)	(834)
Net charge-offs(3)	(7)	(64)	(69)	(1,901)
Transfer to real estate owned	(9)	(27)	(45)	(90)
Receivables held for sale that have subsequently been sold	(656)	(93)	(4,394)	(352)
Change in lower of amortized cost or fair value on receivables held for sale	(337)	(87)	(419)	463
Balance at end of period	$4,128	$11,261	$4,128	$11,261

(1)	Includes collection re-age only, modification only, and modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.

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

In addition to the account management techniques discussed above, we also use deed-in-lieu and short sales to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and overall loss exposure given liquidation through foreclosure. Short sales also release the borrower from further obligation. From our perspective, total losses on deed-in-lieu and short sales are lower than expected total losses from foreclosed receivables, or receivables where we have previously decided not to pursue foreclosure, and provide resolution to the

HSBC Finance Corporation

delinquent receivable over a shorter period of time. While deed-in-lieu and short sales were used more extensively in prior years, during the three and nine months ended September 30, 2016 we have used fewer of these account management techniques as compared with the three and nine months ended September 30, 2015 as many of the receivables which in the past would have been resolved through a deed-in-lieu or short-sale have been sold as part of our receivable sale program.
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
The following table summarizes receivables modified during the nine months ended September 30, 2016 and 2015, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in millions)
Foreclosure avoidance programs(1)(2):
Nine months ended September 30, 2016	4.2	$336
Nine months ended September 30, 2015	6.1	697

(1)	Includes all receivables modified during the nine months ended September 30, 2016 and 2015 regardless of whether the receivable was also re-aged.

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

HSBC Finance Corporation

	Quarter Ended
	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	282	283	293	342	396
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	27.7%	27.2%	27.1%	29.4%	32.9%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which may be lower than the rate on the receivable at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which had a carrying value of $350 million and $472 million at September 30, 2016 and December 31, 2015, respectively.
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

Re-age Table(1)(2)	September 30, 2016	June 30, 2016	December 31, 2015
	(dollars are in millions)
Total real estate secured receivables ever re-aged	$4,010	$5,057	$8,806

Real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale:
Re-aged in the last 6 months(3)	5.9%	8.8%	5.5%
Re-aged in the last 7-12 months	6.7	5.4	5.0
Previously re-aged beyond 12 months	27.0	28.0	40.1
Total real estate secured receivables ever re-aged as a percentage of total receivables and receivables held for sale	39.6%	42.2%	50.6%

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

HSBC Finance Corporation

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At September 30, 2016, June 30, 2016 and December 31, 2015, the unpaid principal balance of re-ages without receipt of a payment totaled $120 million, $206 million and $250 million, respectively.

(3)
At September 30, 2016, June 30, 2016 and December 31, 2015, approximately 64 percent, 64 percent and 61 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent based on the account's most recent re-age.

At September 30, 2016, June 30, 2016 and December 31, 2015, $420 million (10 percent of total re-aged receivables in the Re-Age table), $646 million (13 percent of total re-aged receivables in the Re-Age table) and $737 million (8 percent of total re-aged receivables in the Re-Age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
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
Because our lending activities were primarily to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at September 30, 2016 or December 31, 2015. The following table reflects the percentage of receivables (including receivables held for investment and held for sale) by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables (including Receivables Held for Sale)
	September 30, 2016	December 31, 2015
California	9.6%	9.4%
New York	7.8	6.8
Florida	6.3	6.0
Pennsylvania	6.3	6.2
Ohio	5.8	6.2
Virginia	5.1	5.1

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
Due to affiliates totaled $4,824 million and $5,925 million at September 30, 2016 and December 31, 2015, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
In July 2016, we prepaid a $600 million loan agreement with HSBC North America which had maturities between 2034 and 2035.

HSBC Finance Corporation

The following table summarizes maturities of amounts due to affiliates at September 30, 2016:

(in millions)
2016	$1,000
2017	512
2018	2,500
2019	—
2020	—
Thereafter	812
Total	$4,824
In October 2016, we prepaid a $1,000 million loan agreement with HSBC North America.
See Note 9, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
Short-Term Investments  Securities purchased under agreements to resell totaled $824 million and $2,724 million at September 30, 2016 and December 31, 2015, respectively. Short-term investments decreased as compared with December 31, 2015 reflecting the retirement of debt, payment of the Jaffe settlement and the redemption of the Series B preferred stock, partially offset by cash received from receivable sales and sales of REO properties.
Long-Term Debt (excluding amounts due to affiliates) decreased to $4,494 million at September 30, 2016 from $9,510 million at December 31, 2015. There were no issuances of long-term debt during the nine months ended September 30, 2016 or 2015. Repayments of long-term debt totaled $5,074 million and $3,805 million during the nine months ended September 30, 2016 and 2015, respectively. The following table summarizes maturities of long-term debt at September 30, 2016, including secured financings:

(in millions)
2016	$33
2017	1,530
2018	278
2019	163
2020	—
Thereafter	2,490
Total	$4,494
In July 2016, we entered into a $3 million, 364- day revolving credit facility agreement with an unaffiliated bank to satisfy mandatory requirements of certain states to maintain a back-up line of credit from an unrelated third party. This credit facility required us to post $3 million in collateral with this third-party bank.
Secured financings previously issued under public trusts of $436 million at September 30, 2016 are secured by $790 million of closed-end real estate secured receivables which are classified as receivables held for sale at September 30, 2016. Secured financings previously issued under public trusts of $879 million at December 31, 2015 were secured by $1,654 million of closed-end real estate secured receivables which are classified as receivables held for investment at December 31, 2015.
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
Common Equity  During the nine months ended September 30, 2016 and 2015, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly

HSBC Finance Corporation

manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
Capital ratio  Common and preferred equity to total assets totaled 35.04 percent at September 30, 2016 compared with 27.48 percent at December 31, 2015.
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
2016 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2016:

	Actual Jan. 1 through Sept. 30, 2016	Estimated October 1 through December 31, 2016 (Minimum-Maximum)			Estimated Full Year 2016 (Minimum-Maximum)
	(in billions)
Funding needs:
Unsecured debt maturities	$5	$—	-	$—	$5	-	$5
Secured financing maturities	—	—	-	1	—	-	1
Exercise call options	1	1	-	2	2	-	3
Litigation settlement	2	—	-	—	2	-	2
Total funding needs	$8	$1	-	$3	$9	-	$11
Funding sources:
Net asset attrition(1)	$1	$—	-	$1	$1	-	$2
Liquidation of short-term investments(2)	2	(3)	-	(2)	(1)	-	—
Receivable sales	5	4	-	4	9	-	9
Total funding sources	$8	$1	-	$3	$9	-	$11

(1)	Net of receivable charge-offs.

(2)
The estimated amounts in the table above for the period October 1, 2016 to December 31, 2016 reflect the investment in short-term investments of proceeds from receivable sales anticipated to occur during the fourth quarter of 2016.

For the remainder of 2016, the combination of cash generated from operations, including balance sheet attrition and receivable sales, will generate the liquidity necessary to meet our maturing debt obligations.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives or changes in the fair value of receivables held for sale, REO or receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell affects the comparability of reported results between periods. Accordingly, our results for the nine months ended September 30, 2016 should not be considered indicative of the results for any future period.
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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At September 30, 2016 and December 31, 2015, our Level 3 assets recorded at fair value on a non-recurring basis totaling $9,391 million (61 percent of total assets) and $8,265 million (34 percent of total assets), respectively. The increase at September 30, 2016 reflects the transfer of all remaining receivables classified as held for investment to held for sale in September 2016. At September 30, 2016 and December 31, 2015, we had no Level 3 assets recorded at fair value on a recurring basis.
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
See Note 12, “Fair Value Measurements,” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value. Additionally, see Note 12, "Fair Value Measurements," in the accompanying consolidated financial statements for information about transfers between Level 1 and Level 2 measurements and transfers between Level 2 and Level 3 measurements during the nine months ended September 30, 2016 and 2015.

HSBC Finance Corporation

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
As previously discussed, in September 2016 we transferred to held for sale all remaining receivables classified as held for investment. As a result our entire receivable portfolio is now classified as held for sale which is carried at the lower of amortized cost or fair

HSBC Finance Corporation

value and no longer has any associated credit loss reserves. Prior the transfer in September 2016, we also had specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. Additionally Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2015 Form 10-K includes further discussion of the policies surrounding credit loss reserves.
Our policies and procedures are consistent with HSBC Group standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At September 30, 2016 and December 31, 2015, all of our existing derivative contracts are with HSBC Bank USA, making them our sole counterparty in derivative transactions. The fair value of our agreements with HSBC Bank USA required us to provide collateral to the affiliate of $189 million at September 30, 2016 and $491 million at December 31, 2015, all of which was provided in cash. See Note 6, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information about our derivative portfolio.
There have been no material changes to our approach to credit risk management since December 31, 2015.
Liquidity Risk Management  Continued liquidation of our receivable portfolio will be the primary driver of our liquidity management process going forward. However, lower operating cash flow as a result of declining receivable balances may not provide sufficient cash to fully cover maturing debt in future periods. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business. Any required incremental funding has been integrated into the overall HSBC North America funding plan and we expect it to be sourced through HSBC USA, HSBC North America, or will be obtained through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.
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
The Basel Committee based LCR is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. Under European Commission Delegated Regulation 2015/61, the Basel Committee based LCR became a minimum regulatory standard beginning in 2015. At September 30, 2016 and December 31, 2015, our LCR ratio under the EU LCR rule was 47,636 percent and 499 percent, respectively. A LCR ratio of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. The significant increase in the LCR ratio at September 30, 2016 reflects a significant decrease in contractual net cash outflows as of September 30, 2016 which fluctuates between reporting periods. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
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
The following table summarizes our credit ratings at both September 30, 2016 and December 31, 2015:

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
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At September 30, 2016, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
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

HSBC Finance Corporation

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

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income:
Resulting from a gradual 100 basis point increase in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$24	6.6%	$14	1.9%
Resulting from a gradual 100 basis point decrease in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$(24)	(6.7)%	$(10)	(1.3)%
Resulting from an immediate 50 basis point decrease in the yield curve	$(16)	(4.4)%	$(3)	(.4)%
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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At September 30, 2016, the HSBC Group had 5 loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles.

HSBC Finance Corporation

Two loans to the same company which were supported by the German and South Korean Export Credit Agencies matured during the third quarter of 2016 following receipt of the final repayments.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for the third quarter of 2016, which includes interest and fees, was approximately $112,000, and net estimated profit was approximately $111,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
There was no measurable gross revenue in the third quarter of 2016 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were canceled in the third quarter of 2016 and approximately 20 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. Transactions relating to these accounts have been carried out under U.K. government license (or, particularly following Implementation Day under the Joint Comprehensive Plan of Action relating to the Iranian nuclear program, are generally permissible under applicable law). Estimated gross revenue in the third quarter of 2016 for these transactions, which includes fees and/or commissions, was approximately $32,700.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving five employees of a U.S.-sanctioned Iranian bank in Hong Kong, one of whom joined the scheme during the third quarter of 2016. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme in the third quarter of 2016 was approximately $2,340.

For the Iranian bank related-activity discussed in this section, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group currently intends to continue to wind down this activity, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintained a credit card account for an individual sanctioned under U.S. Executive Order 13224 during the third quarter of 2016. The credit card has now been canceled. During the third quarter of 2016, the credit card was used for one minor debit transaction, and the HSBC Group received a payment relative to the credit card.
For activity related to U.S. Executive Order 13224, there was no measurable gross revenue or net profit generated to the HSBC Group in the third quarter of 2016.
Other activity The HSBC Group held a lease of branch premises in London which it entered into in 2005 and was due to expire in 2010. The landlord of the premises is owned by the Iranian government. The HSBC Group exercised the break clause in the lease and exited the property during 2015. During the third quarter of 2016, the HSBC Group paid all outstanding rent and service charges to the landlord, and also made a payment to a third party company that dealt with refurbishment to the property.
For the activity in this section, there was no measurable gross revenue or net profit to HSBC in the third quarter of 2016.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the third quarter of 2016.There was no measurable gross revenue or net profit to the HSBC Group in the third quarter of 2016 relating to these frozen accounts.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Index

Account management policies and practices 66	Fair value measurements:
Assets:	assets and liabilities recorded at fair value on a non-recurring basis 37
by business segment 31	assets and liabilities recorded at fair value on a recurring basis 36
fair value measurements 33	fair value adjustments 33
fair value of financial assets 34	financial instruments 34
nonperforming 14, 65	hierarchy 73
Balance sheet (consolidated) 5	transfers into/out of Level 1 and Level 2 37
Basel III 42, 73	transfers into/out of Level 2 and Level 3 37
Basis of reporting 47	valuation control framework 34
Business:	valuation techniques 38
consolidated performance review 45	Financial highlights metrics 45
Capital:	Financial liabilities:
2016 funding strategy 73	designated at fair value 20
capital ratio 73	fair value of financial liabilities 34
common equity movements 72	Forward looking statements 42
consolidated statement of changes 6	Funding 46, 73
Cash flow (consolidated) 7	Gain (loss) from debt designated at fair value and related derivatives 20
Cautionary statement regarding forward-looking statements 42	Geographical concentration of receivables 71
Compliance risk 78	Impairment:
Consumer business segment 30, 57	credit losses 15, 51
Contingent liabilities 39	nonaccrual receivables 10, 65
Controls and procedures 79	nonperforming receivables 14, 65
Credit quality 62	Income taxes 56
Credit risk:	Interest income:
concentration 71	net interest income 50
management 75	sensitivity 78
Derivatives:	Interest rate risk 78
cash flow hedges 23	Internal control 79
fair value hedges 23	Key performance indicators 45
income (expense) 52	Legal proceedings 39, 79
non-qualifying hedges 24	Liabilities:
notional value 25	financial liabilities designated at fair value 20
Economic environment 43	lines of credit 28
Equity:	long-term debt 72
consolidated statement of changes 6	Liquidity and capital resources 71
ratio 73	Liquidity risk 76
Estimates and assumptions 9	Litigation and regulatory matters 39, 79
Executive overview 43	Loan impairment charges - see Provision for credit losses

HSBC Finance Corporation

Loans and advances - see Receivables held for investment, net	Reconciliation of U.S. GAAP results to Group Reporting Basis 47
Market risk 77	Related party transactions 27
Market turmoil - see Economic environment	Repurchase liability 55
Model risk 78	Reputational risk 78
Mortgage lending products 10, 16, 48	Results of operations 50
Net interest income 50	Risk management:
New accounting pronouncements 40	compliance 78
Operating expenses 55	credit 75
Operational risk 78	interest rate 78
Other revenues 52	liquidity 76
Pension and other postretirement benefits 27	market 77
Pension risk 78	model 78
Performance, developments and trends 45	operational 78
Profit (loss) before tax:	overview 75
by segment - Group Reporting Basis 31, 58	pension 78
consolidated 31	reputational 78
Provision for credit losses 51	security and fraud 78
Ratios:	strategic 78
capital 73	Security and fraud risk 78
charge-off (net) 64	Segment results - Group Reporting Basis:
credit loss reserve related 63	consumer 31, 58
delinquency 63	overall summary 30, 57
earnings to fixed charges - Exhibit 12	Selected financial data 45
financial 45	Sensitivity:
Re-aged receivables 70	projected net interest income 78
Real estate owned 49	Statement of cash flows 7
Receivables:	Statement of changes in shareholders' equity 6
by category 10, 16, 48	Statement of comprehensive income (loss) 4
by charge-off (net) 64	Statement of income (loss) 3
by delinquency 63	Strategic risk 78
geographical concentration 71	Surety bond 29, 56
held for sale 16	Table of contents 2
in process of foreclosure 14	Tax expense 56
modified and/or re-aged 67	Troubled debt restructures 11
nonaccrual 10, 65	Variable interest entities 32
overall review 48
risk concentration 71
troubled debt restructures 11

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 7, 2016

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in eXtensible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.