Form 10-K
period 2016-12-31
HSBC Finance Corp
filed 2017-02-21
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8198
HSBC FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-1052062
(State of incorporation)	(I.R.S. Employer Identification No.)
1421 W. Shure Drive, Suite 100, Arlington Heights Illinois	60004
(Address of principal executive offices)	(Zip Code)
(224) 880-7000
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 17, 2017, there were 68 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted certain items from this report in accordance with the reduced disclosure format under General Instruction I.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HSBC Finance Corporation

Form 10-K

HSBC Finance Corporation

PART I

Item 1.	Business.

Organization History

As of December 31, 2016, HSBC Finance Corporation and its subsidiaries are wholly owned subsidiaries of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect, wholly owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). Prior to November 15, 2016, HSBC Finance Corporation was owned by HSBC Investments (North America) Inc., a wholly owned subsidiary of HSBC North America, which was dissolved. HSBC Finance Corporation, which traces its origin to 1878, operated as a consumer finance company under the name Household Finance Corporation for most of its history. Its principal business is to act as a holding company for its subsidiaries. In this Form 10-K, HSBC Finance Corporation and its subsidiaries are referred to as "we", "us" or "our".

HSBC North America Operations
HSBC North America is the holding company for HSBC's operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2016 were HSBC Finance Corporation, HSBC USA Inc. ("HSBC USA"), a U.S. bank holding company, HSBC Markets (USA) Inc. ("HMUS"), a holding company for certain subsidiaries, primarily associated with the global banking and markets businesses, and HSBC Technology & Services (USA) Inc. ("HTSU"), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America and the HSBC Group. HSBC USA's principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Under the oversight of HSBC North America, HSBC Finance Corporation works with its affiliates to maximize opportunities and efficiencies in HSBC's operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has historically been demonstrated by a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in HSBC Finance Corporation's debt and/or preferred stock. HSBC Securities (USA) Inc. ("HSI"), a registered broker dealer and a subsidiary of HMUS, historically led or participated as underwriter of domestic issuances of HSBC Finance Corporation's term debt and asset-backed securities. While HSBC Finance Corporation did not receive advantaged pricing, underwriting fees and commissions paid to HSI historically have benefited the HSBC Group.

HSBC Finance Corporation Operations
HSBC Finance Corporation's subsidiaries historically provided lending products to consumers in the United States. HSBC Finance Corporation has historically been the principal fund raising vehicle for the operations of its subsidiaries. Our lending products included real estate secured, personal non-credit card and auto finance receivables, as well as credit card and private label credit card and tax refund anticipation loans and related products, all of which we no longer originate. All of these product lines have been sold other than real-estate secured receivables, which are now entirely classified as held for sale and are in the process of being sold. We report our segments on a continuing operations basis and have one segment: Consumer, which consists of the run-off real estate secured receivable portfolio.
As discussed more fully in Note 3, "Discontinued Operations," in the accompanying consolidated financial statements, our former Card and Retail Services and Commercial businesses are reported as discontinued operations.
Prior to the fourth quarter of 2016, we managed our business in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis") which applied International Financial Reporting Standards as issued by the International Accounting Standards Board and endorsed by the European Union ("EU") and we reported segment results under the Group Reporting Basis. As a result of classifying all remaining receivables as held for sale in the third quarter of 2016, our primary focus has shifted to the successful completion of our receivable sales program. During the fourth quarter of 2016, we revised the scope and content of our internal management reporting to focus on accounting principles generally accepted in the United States ("U.S. GAAP") based financial results, which more closely reflects the financial performance management is most focused on as receivable sales progress. This U.S. GAAP financial information is used to monitor and review operating results, evaluate trends and make decisions about allocating resources such as employees. As a result of the shift in focus to U.S. GAAP based management reporting, there are no longer any reporting differences between our consolidated results and our segment results. As we only have one segment,

HSBC Finance Corporation

beginning in the fourth quarter of 2016 and in future periods, we no longer report segment results separately for any periods presented.
Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. The Consumer segment provided real estate secured and personal non-credit card receivables with both revolving and closed-end terms and with fixed or variable interest rates. While these businesses have been operating in run-off since 2009 and 2007, respectively, they do not qualify to be reported as discontinued operations.
As described more fully in Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements, we have been engaged in an on-going evaluation of our balance sheet taking into consideration our liquidity, capital and funding requirements as well as capital requirements of HSBC. During the second quarter of 2013, we established an on-going receivable sales program under which we intended to sell first lien real estate secured receivables held for investment meeting pre-determined criteria when they were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). During the second quarter of 2015, we expanded our receivable sales program to also include substantially all of our first lien real estate secured receivables held for investment which had been either re-aged, modified or became subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables. In September 2016, we further expanded our receivable sales program to include all remaining real estate secured receivables classified as held for investment as we no longer have the intent to hold these receivables. We expect that substantially all of the receivables held for sale at December 31, 2016 will be sold in multiple transactions through 2017, although the actual time to complete these sales and ultimate earnings impact depend on many factors, including future market conditions. During 2016, we completed sales of receivables with an unpaid principal balance of $10,130 million at the time of sale to third-party investors.
See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional information on receivables held for sale as well as receivables sold during 2016.

Funding
Our primary sources of funding in 2016 were proceeds from sales of real estate secured receivables, liquidation of short-term investments, cash generated from operations, including receivable payments and pay-offs, and real estate owned ("REO") sales proceeds. We use the cash generated by these funding sources to fund our operations, service our debt obligations and pay dividends to our preferred stockholder. However, as we continue to execute our receivable sales program, cash flows subsequent to 2017 may not provide sufficient cash to meet our funding needs. Any required incremental funding has been integrated into the overall HSBC North America funding plans which we expect to be sourced through HSBC USA, HSBC North America, or through direct support from HSBC or its affiliates.
HSBC North America continues to review the composition of its capital structure following the adoption by the U.S. banking regulators of the final rules implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision, which were effective as of January 1, 2014. Upon receipt of regulatory approval, HSBC North America replaced instruments whose treatment was less favorable under the new rules with Basel III compliant instruments. To that end, in 2016 we redeemed all of the outstanding shares of the 6.36 percent Non-Cumulative Series B preferred stock for $575 million.
A detailed description of our sources of funding of our operations is set forth in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Employees and Customers
At December 31, 2016, we had approximately 1,200 employees.
At December 31, 2016, we had approximately 114,700 accounts related to customers with outstanding receivable balances. We have significant concentrations of receivables held for sale for customers in New York ($508 million), California ($493 million), Florida ($333 million), Pennsylvania ($331 million) and Ohio ($303 million).

Regulation and Competition
Regulation
Consumer Regulation  We operate in a highly regulated environment. In addition to the establishment of the Consumer Financial Protection Bureau (the "CFPB") and the other consumer related provisions of the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act" or "Dodd-Frank") described below, our business is subject to numerous state and other

HSBC Finance Corporation

federal laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, mortgage loan servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, bankruptcy, disclosure of credit terms and correction of billing errors.
Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage servicing industry through broad or targeted legislative or regulatory initiatives aimed at servicers' operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing procedures. We are also subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that may be charged on a loan, the types of actions that may be taken to collect or foreclose upon delinquent receivables or the information about a customer that may be shared. For consumer receivables still being serviced by HSBC Finance Corporation, certain consumer finance subsidiaries and affiliated entities assisting with this servicing are generally licensed by state regulatory bodies in the jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed entities to collect or enforce loan agreements made with consumers and may cause these subsidiaries to be liable for damages and penalties. Further, federal bankruptcy and state debtor relief and collection laws, as well as the Servicemembers Civil Relief Act, affect the ability of servicers, including HSBC Finance Corporation, to collect outstanding balances.
Due to the turmoil in the mortgage lending markets in prior years, there has also been a significant amount of federal and state legislative and regulatory focus on this industry. There is increased regulatory oversight over residential mortgage servicers, including through state and federal examinations and periodic inquiries from state Attorneys General for information. Several regulators, legislators and other governmental bodies have promoted particular views of appropriate or "model" receivable modification programs, as well as foreclosure and loss mitigation practices. We have a repayment plan and a loan modification program for customers facing financial hardship who express the desire to remain in their homes. We also evaluate the results of our customer assistance efforts and we continue to enhance and refine our programs based on performance and industry trends. In certain situations, we offer qualified customers relocation assistance to help avoid foreclosure.
In 2011, HSBC Finance Corporation and our then indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the "FRB") (the "Federal Reserve Servicing Consent Order"), and our affiliate, HSBC Bank USA, entered into a similar consent order with the Office of the Comptroller of the Currency ("OCC") (the "OCC Servicing Consent Order" and together with the Federal Reserve Servicing Consent Order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The Servicing Consent Orders required us to take prescribed actions to address the foreclosure practice deficiencies described in the consent order. The Servicing Consent Orders also required an independent review of foreclosures ("the Independent Foreclosure Review") pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. In 2013, HSBC Finance Corporation and our then indirect parent, HSBC North America, entered into an agreement with the FRB, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and we agreed to provide other assistance (e.g. receivable modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million reflecting the portion of HSBC North America's total expense we believe is allocable to us. As of December 31, 2016, Rust Consulting, Inc., the paying agent, has issued virtually all checks to eligible borrowers. On January 6, 2017, the OCC terminated the OCC Servicing Consent Order with HSBC Bank USA. See Note 20, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for further discussion.
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
In 2013, the U.S. banking regulators issued a final rule implementing the Basel III capital framework in the United States (the "Basel III Final Rule"). The Basel III Final Rule phases in a complete replacement to the Basel I general risk-based capital rules, builds on the Advanced Approaches of Basel II, incorporates certain changes to the market risk capital rules, and implements certain other requirements of the Dodd-Frank Act. HSBC North America became subject to the Basel III Final Rule as of January 1, 2014. Several of the provisions of the Basel III Final Rule will be phased in through 2019. We anticipate HSBC North America will meet these requirements well in advance of the ultimate full phase-in date. However, it is possible that further increases in regulatory capital may be required in response to the implementation of the Basel III Final Rule. The exact amount, however, will depend upon our prevailing risk profile and that of our North American affiliates under various stress scenarios.
In 2009, the Basel Committee proposed two minimum standards for limiting liquidity risk: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon

HSBC Finance Corporation

to ensure a sustainable maturity structure of assets and liabilities. Under European Commission Delegated Regulation 2015/61, the consolidated LCR became a minimum regulatory standard from October 1, 2015. The European calibration of the Basel Committee based NSFR is still pending. The Basel Committee finalized the LCR in 2013 with phase-in beginning in 2015. The Basel Committee finalized the NSFR in 2014.
In 2014, the FRB, the OCC and the Federal Deposit Insurance Corporation ("FDIC") issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and were required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. The current requirement to report LCR to U.S. regulators on a monthly basis moved to a daily requirement beginning on July 1, 2016. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America. The NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR final rule, is more stringent in several areas including the required stable funding factors applied to certain assets such as mortgage-backed securities. Under the proposal, U.S. institutions would be required to comply with the NSFR rule by January 1, 2018, consistent with the scheduled global implementation of the Basel Committee based NSFR.
In 2014, the FRB also issued rules pursuant to Section 165 of the Dodd-Frank Act, which established enhanced prudential standards for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more ("Covered Companies"). The rules require Covered Companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Covered Companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements. HSBC North America has implemented the standard and it does not have a significant impact to our business model. As of July 1, 2016, HSBC North America is treated as a single intermediate holding company, commonly referred to as an IHC, owned by a non-U.S. banking organization. The transition to being treated as a single intermediate holding company did not have a significant impact on our U.S. operations or change our liquidity management policies. HSBC North America has adjusted its liquidity profile to support compliance with these rules, however, we do not anticipate such adjustments to significantly impact our operations. HSBC North America may need to make further changes to its liquidity profile to support compliance with any future final rules.
HSBC Finance Corporation will continue to support HSBC North America's compliance with U.S. regulatory capital requirements, including participation in HSBC North America's Comprehensive Capital Analysis and Review ("CCAR") stress testing and capital plan submission to the FRB and its implementation of the Basel III Final Rule. HSBC North America and HSBC Finance Corporation also continue to support HSBC's implementation of the Basel III capital and liquidity frameworks, as adopted by the UK Prudential Regulation Authority. We supply data regarding credit risk, operational risk and market risk to support HSBC's regulatory capital and risk weighted asset calculations.
As a result of our acquisition by HSBC, HSBC Finance Corporation and its subsidiaries became subject to supervision, regulation and examination by the Board of Governors of the FRB. HSBC is a bank holding company under the U.S. Bank Holding Company Act of 1956, as amended (the "BHCA") as a result of its ownership of HSBC Bank USA. On January 1, 2004, HSBC created a North American organization structure to hold all of its North America operations, including HSBC Finance Corporation and its subsidiaries. HSBC North America is also a bank holding company under the BHCA, by virtue of its ownership of HSBC Bank USA. HSBC and HSBC North America qualified as financial holding companies pursuant to the amendments to the BHCA effected by the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). Under regulations implemented by the FRB, if any financial holding company, or any depository institution controlled by a financial holding company, ceases to meet certain capital or management standards, the FRB may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the FRB may require divestiture of the holding company's depository institutions or its affiliates engaged in broader financial activities in reliance on the GLB Act if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, as amended, the FRB must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. As reflected in the agreement entered into with the OCC on December 11, 2012 (the "GLBA Agreement"), the OCC has determined that HSBC Bank USA is not in compliance with the requirements for a national bank and each depository institution affiliate of the national bank to be both well capitalized and well managed in order to own or control a "financial subsidiary", a subsidiary of a bank that also may engage in broader activities than subsidiaries of non-qualified banks. As a result, HSBC North America and its parent holding companies no longer meet the qualification requirements for financial holding company status, and may not directly or indirectly acquire control of, or

HSBC Finance Corporation

hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC North America could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted in reliance on financial holding company status under the GLB Act. Similar consequences could result for financial subsidiaries of HSBC Bank USA that engage in activities in reliance on expanded powers provided for in the GLB Act. The GLBA Agreement requires HSBC Bank USA to take all steps necessary to correct the circumstances and conditions resulting in HSBC Bank USA's noncompliance with the requirements referred to above. HSBC Bank USA continues to take steps to satisfy the requirements of the GLBA Agreement.
HSBC North America is supervised and examined by the Federal Reserve Bank of Chicago. We are also regularly examined and reviewed by the Federal Reserve Bank of Chicago.
Financial Regulatory Reform  In 2010, the Dodd-Frank Act was signed into law. This legislation is a sweeping overhaul of the U.S. financial regulatory system. The law is comprehensive and includes many provisions specifically relevant to our businesses and the businesses of our affiliates. Following the 2016 U.S. presidential elections, the new Administration in the U.S. (the "Administration") has indicated it would like to see changes made to certain financial reform regulations, including Dodd-Frank. The specifics of what might be changed are currently unclear, which has introduced uncertainty about the regulatory framework that will apply to the financial services industry going forward and what impact any changes would have on our operations.
Oversight.  In order to promote financial stability in the U.S. financial system, the Dodd-Frank Act created a framework for the enhanced prudential regulation and supervision of financial institutions that are deemed to be "systemically important" to the U.S. financial system, including U.S. bank holding companies with consolidated assets of $50 billion or more, such as HSBC North America. This framework is subject to the general oversight of the Financial Stability Oversight Council ("FSOC"), an interagency coordinating body. The FRB has authority, in consultation with the FSOC, to take certain actions, including to preclude mergers, restrict financial products offered, restrict, terminate or impose conditions on activities or require the sale or transfer of assets against any systemically important bank holding company that is found to pose a grave threat to financial stability. The FSOC is supported by the Office of Financial Research ("OFR") which will impose data reporting requirements on financial institutions. The cost of operating both the FSOC and OFR is paid for through an assessment on large bank holding companies, which began in July 2012.
Increased Prudential Standards.  In addition to the increased capital, liquidity and other enhanced prudential and structural requirements described above, large international banks, such as HSBC (generally with regard to its U.S. operations), are required to file resolution plans describing what strategy would be followed to resolve the institution in the event of significant financial distress. If the FRB and the FDIC both determine that these resolution plans are not "credible" (which, although not defined, is generally believed to mean the regulators do not believe the plans are feasible or would otherwise allow the regulators to resolve the U.S. businesses in a way that protects systemically important functions without severe systemic disruption and without exposing taxpayers to loss), our failure to cure deficiencies in a resolution plan required by Dodd-Frank to be filed by HSBC would enable the FRB and the FDIC, acting jointly, to impose more stringent prudential limits or require the divestiture of assets or operations. There are also provisions in Dodd-Frank that relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.
Affiliate Transaction Limits.  Quantitative and qualitative limits on bank credit transactions with affiliates also include credit exposure related to repurchase agreements, derivatives and securities lending/borrowing transactions. This provision may limit the use of intercompany transactions between HSBC Bank USA and us which may impact our current funding, hedging and overall risk management strategies.
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
With respect to certain laws governing the provision of consumer financial products by national banks such as our affiliate HSBC Bank USA, the Dodd-Frank Act codified the current judicial standard of federal preemption with respect to national banks but added procedural steps to be followed by the OCC when considering preemption determinations after July 21, 2011. Furthermore, the Dodd-Frank Act removed the ability of subsidiaries or agents of a national bank to claim federal preemption of consumer financial laws, although the legislation did not purport to affect existing contracts. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of potential state Attorneys General or plaintiff challenges and the risk of courts not giving deference to the OCC as well as increasing complexity due to the lack of uniformity

HSBC Finance Corporation

in state law. The extent to which the limitations on federal preemption will impact our businesses and those of our competitors remains uncertain. As a result of the sale of the Card and Retail Services business to Capital One Financial Corporation ("Capital One") in May 2012, it is unlikely these limitations will have a significant impact on us as we no longer have open credit card accounts. The Dodd-Frank Act contains many other consumer-related provisions including provisions addressing mortgage reform.
Competition  As discussed above, all of our remaining operations are in run-off. The competitive conditions of the markets in which we historically operated for the origination of new receivables no longer have a significant impact on our financial results, although the overall reduction of lending offerings to our historical target market segment has reduced the availability of re-finance offerings to our current customers. As of December 31, 2016, our entire real estate secured receivable portfolio is classified as held for sale. We compete against the Department of Housing and Urban Development and other banks who are also selling sub-prime receivable portfolios to attract potential buyers. Potential buyers of these receivables include other banks, asset managers, hedge funds, private equity firms and other investors.

Corporate Governance and Controls
HSBC Finance Corporation maintains a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the Securities and Exchange Commission ("SEC"), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. Our website also contains our Corporate Governance Standards and Charters of standing Board of Director Committees, including the Audit Committee, the Risk Committee and the Chairman's Committee. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and with those individuals who are our customers. Our Statement of Business Principles and Code of Ethics can be found on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. Printed copies of this information can be requested at no charge. Requests should be made to HSBC Finance Corporation, 452 Fifth Avenue, New York, NY 10018, Attention: Corporate Secretary.
Certifications  Certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this report on Form 10-K as Exhibits 31 and 32.

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
The current uncertain market and economic conditions may continue to affect our business, results of operations and financial condition. Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Uncertainties remain concerning the outlook and the future economic environment despite recent improvements in certain segments of the global economy. There can be no assurance that the global economy as a whole will improve significantly or at all. Given all of our business activities are in the United States and due to the nature of our historical business as a consumer lender to generally non-conforming and non-prime customers, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tight credit conditions and reduced economic growth in the U.S. While the U.S. economy continued its trend of slow growth during 2016, challenges remain. General business, economic and market conditions that could continue to affect us include:

•	level of economic growth, including the pace and magnitude of such growth;

•	pressure on consumer confidence and consumer spending from other economic and market conditions;

•	fiscal policy;

•	unemployment levels;

•	wage income levels and declines in wealth;

HSBC Finance Corporation

•	market value of residential real estate throughout the United States;

•	inflation;

•	monetary supply and monetary policy;

•	fluctuations in both debt and equity capital markets;

•	consequences of unexpected geopolitical events, natural disasters, pandemics or acts of war or terrorism;

•	movements in short-term and long-term interest rates, a change in the shape of the yield curve or a prolonged period of low or negative interest rates;

•	availability of liquidity;

•	tight consumer credit conditions;

•	bankruptcy filings levels and heightened scrutiny by various U.S. Bankruptcy Trustees of proofs of claim and other documents filed by creditors in consumer bankruptcy cases; and

•	new laws, regulations or regulatory and law enforcement initiatives.
Although unemployment rates improved in 2016 and housing market conditions in the U.S. continue to recover, if businesses were again to become cautious to hire, lay-off employees or reduce hours for employees, the fair value of our receivable portfolio could decline significantly due to decreased consumer income. Despite the continued improvement of the U.S. economy, economic uncertainty remains and the new Administration in the U.S. further adds to this uncertainty. While the U.S. economy continued to improve in 2016, the sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. In the event economic conditions stop improving or become depressed again and lead to a recession, there would be a significant negative impact on the lower of cost or fair value adjustment on our held for sale receivable portfolio with a corresponding impact on our results of operations.
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
Federal, state and other similar international measures to regulate the financial industry may significantly impact our operations and financial results. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, capital, liquidity, consumer credit, bankruptcy, privacy, consumer protection or other matters may significantly affect our operations and financial results.
Attempts by local, state and federal regulatory agencies to address perceived problems with the mortgage lending industry and, more recently, to address additional perceived problems in the financial services industry generally through broad or targeted legislative or regulatory initiatives aimed at lenders' operations in consumer lending markets, could affect us in substantial and unpredictable ways, including how consumer lending accounts are serviced, limiting the fees and charges that may be applied to accounts and how accounts may be collected or security interests enforced. Any one or more of these effects could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for real estate receivables. We cannot fully anticipate the response by national regulatory agencies, state Attorneys General, or certain legislators, or if significant changes to our operations and practices will be required as a result.
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
The total impact of the Dodd-Frank Act cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators will respond to the Dodd-Frank Act and the implementing regulations under the legislation, and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect our businesses and operations. Additional legislative or regulatory

HSBC Finance Corporation

actions in the United States, the EU or in other countries could result in a significant loss of revenue, limit our ability to pursue business opportunities for the sale of our portfolio or the run-off of certain products, affect the value of assets that we hold, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our business, results of operations or financial condition.
Notwithstanding the above, the new Administration has indicated it would like to see changes made to certain financial reform regulations, including Dodd-Frank, to replace certain elements with new policies to encourage economic growth and job creation. The specifics of what might be changed are currently unclear, which has introduced some uncertainty about the regulatory framework that will apply to the financial services industry going forward.
In 2015, the Financial Stability Board ("FSB") issued final standards for total loss-absorbing capacity ("TLAC") requirements for global systemically important banks ("G-SIBs"), which will apply to our ultimate parent HSBC once implemented in the United Kingdom ("U.K."). The new standard also permits authorities in host jurisdictions to require "internal" TLAC to be prepositioned (issued by local entities to either parent entities or third parties). The purpose of this new standard is to ensure that G-SIBs have sufficient loss-absorbing and recapitalization capacity available to implement an orderly resolution with continuity of critical functions and minimal impact on financial stability, and to ensure cooperation between home and host authorities during resolution. The new standard calls for all G-SIBs to be subject to TLAC requirements starting January 1, 2019, and to be fully phased in January 1, 2022. In the United States, the FRB adopted final rules implementing the FSB's TLAC standard in the United States in December 2016. The rules require, among other things, the U.S. intermediate holding companies of non-U.S. G-SIBs, including HSBC North America, to maintain minimum amounts of TLAC which would include minimum levels of Tier 1 capital and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019, without the benefit of a phase-in period. The TLAC rules also include 'clean holding company requirements' that impose limitations on the types of financial transactions that HSBC North America could engage in. The FSB's TLAC standard and the FRB's TLAC rules represent a significant expansion of the current regulatory capital framework that may require HSBC North America to issue additional long-term debt.
Regulators in the EU and in the U.K. are in the midst of proposing far-reaching programs of financial regulatory reform. These proposals include enhanced capital, leverage, and liquidity requirements, changes in compensation practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of EU financial institutions, amendments to the Markets in Financial Instruments Directive and the Market Abuse Directive, and measures to address systemic risk. The implementation of regulations and rules promulgated by these bodies could result in additional costs or limit or restrict the way HSBC conducts its businesses in the EU and in the U.K. Furthermore, the potentially far-reaching effects of future changes in laws, rules or regulations, or in their interpretation or enforcement as a result of EU or U.K. legislation and regulation are difficult to predict and could adversely affect our operations.
The transition to the new requirements under Basel III will continue to put additional pressure on regulatory capital and liquidity. HSBC North America is required to meet consolidated regulatory capital and liquidity requirements, including new or modified regulations and regulatory guidance, in accordance with current regulatory timelines. We will continue to support HSBC North America's compliance with U.S. regulatory requirements, therefore the results of broader regulatory change could impact the availability of funding for us.
In 2010, the Basel Committee issued "Basel III: A global regulatory framework for more resilient banks and banking systems" (the "Basel III Capital Framework") and "International framework for liquidity risk measurement, standards and monitoring" (the "Basel III Liquidity Framework") (together, "Basel III"). In 2013, the U.S. banking regulators published a final rule implementing the Basel III Capital Framework and the Dodd-Frank Act's phase-out of trust preferred securities from Tier 1 capital, which we refer to as the "Basel III Final Rule". The Basel III Final Rule establishes new minimum capital and buffer requirements to be phased in by 2019 and also requires the deduction of certain assets from capital, within prescribed limitations, and the inclusion of accumulated other comprehensive income in capital. The Basel III Final Rule also increases capital requirements for counterparty credit risk and introduces a supplementary leverage ratio with full implementation and compliance required by January 1, 2018. HSBC North America began complying with the effective portions of the Basel III Final Rule on January 1, 2014. The Basel III Final Rule will increase our regulatory capital requirements over the next two years as capital deductions, adjustments and buffers are phased in until full implementation on January 1, 2019. In addition to the Basel III Final Rule, there continue to be numerous proposals that could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as HSBC North America. The Basel Committee intends to finalize reform initiatives in three areas in 2017: (i) enhancements to the risk sensitivity and robustness of the standardized approaches; (ii) review of the role of internal models in the capital framework; and (iii) finalization of the design and calibration of the leverage ratio and capital floors. These reform initiatives include adoption of revisions to the market risk capital framework and proposed consultations on revisions to the standardized approaches for operational risk and credit risk. Further revisions to the Basel III capital framework resulting from these initiatives could materially increase our capital requirements to the extent they are implemented by the FRB.
Further increases in regulatory capital may also be required in response to other U.S. supervisory requirements relating to capital. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various

HSBC Finance Corporation

stress scenarios. Participation by HSBC North America in the FRB's CCAR stress test process will also require that HSBC North America maintain sufficient capital to meet minimum regulatory ratios over a nine-quarter forward-looking planning horizon, which could also require increased capital to withstand the application of the stress scenarios over the planning horizon. The FRB has also indicated that it is considering a new measure to replace the capital conservation buffer with a "stress capital buffer," which would equal a bank holding company's projected stressed losses under the severely adverse scenario and would thus be reset each year based on supervisory stress test results. We are reviewing these possible changes to the capital conservation buffer in anticipation of the formal rulemaking and their potential impact on our capital planning processes specifically and our operations and results generally. These stress testing requirements will influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.
The Basel Committee has adopted two minimum liquidity risk measures which are applicable to certain large banking institutions, including HSBC North America. The LCR measures the amount of a financial institution's unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under a significant 30-day stress scenario. The NSFR measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The FRB, the OCC and the FDIC have adopted rules to implement the LCR with stricter requirements and a faster implementation timeline than the Basel Committee has established. Under the final rules, certain large banking institutions such as HSBC North America began the LCR transition period on January 1, 2015 and were required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America. The NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR final rule, is more stringent in several areas. Under the proposal, U.S. institutions would be required to comply with the NSFR rule by January 1, 2018, consistent with the scheduled global implementation of the Basel Committee-based NSFR. HSBC North America may need to make further changes to its liquidity profile to support compliance with any future final rules.
We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes. As previously reported, in 2011 HSBC Finance Corporation, and our then indirect parent, HSBC North America, entered into the Federal Reserve Servicing Consent Order and our affiliate, HSBC Bank USA, entered into a similar consent order with the OCC (the "OCC Servicing Consent Order" and together with the Federal Reserve Servicing Consent Order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The Servicing Consent Orders required us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order.
The Servicing Consent Orders also required us to perform an independent review of foreclosures pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. We refer to this as the Independent Foreclosure Review. In 2013, HSBC Finance Corporation and our then indirect parent, HSBC North America, entered into an agreement with the FRB, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, is providing other assistance (e.g. receivable modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million reflecting the portion of HSBC North America's total expense we believe is allocable to us. As of December 31, 2016, Rust Consulting, Inc., the paying agent, has issued virtually all checks to eligible borrowers. See Note 20, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for further discussion.
In addition, the Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities addressed by the Servicing Consent Orders. In addition, the settlement related to the Independent Foreclosure Review does not preclude private litigation concerning these practices. On January 6, 2017, the OCC terminated the OCC Servicing Consent Order with HSBC Bank USA.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. In February 2016, we, HSBC Bank USA, HSBC Mortgage Services Inc. and HSBC North America entered into an agreement with the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau, other federal agencies ("Federal Parties") and the Attorneys General of 49 states and the District of Columbia ("State Parties") to resolve civil claims related to past residential mortgage loan origination and servicing practices. The national mortgage settlement, may not, however, completely preclude other enforcement actions by state or federal

HSBC Finance Corporation

agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude further private litigation concerning foreclosure and other mortgage servicing practices.
Additionally, in February 2016, the FRB announced the imposition against HSBC North America and us of a $131 million civil money penalty in conjunction with the Federal Reserve Servicing Consent Order. Pursuant to the terms of the civil money penalty assessment order, the penalty will be satisfied through the cash payments made to the Federal Parties and the consumer relief provided pursuant to the national mortgage settlement.
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
Regulatory review of consumer "enhancement services products". Through our legacy Cards and Retail Services business, HSBC Finance Corporation previously offered or participated in the marketing, distribution, or servicing of products, such as identity theft protection and credit monitoring products, that were ancillary to the provision of credit to the consumer (enhancement services products). We ceased the marketing, distribution and servicing of these products by May 2012. The offering and administration of these, and other enhancement services products such as debt protection products, has been the subject of enforcement actions against other institutions by regulators, including the CFPB, the OCC, and the FDIC. These enforcement actions have resulted in orders to pay restitution to customers and the assessment of penalties in substantial amounts. In July 2012, the CFPB issued an industry bulletin regarding its review of marketing practices with respect to credit card add-on products, including debt cancellation, identity theft protection, credit report monitoring, and other enhancement services products. Certain state attorneys general also have filed industry-wide suits under state consumer protection statutes, alleging deceptive marketing practices in connection with the sale of payment protection products and demanding restitution and statutory damages for in-state customers. On April 13, 2016, the OCC issued a consent order and an order for a civil money penalty (the "Orders") requiring restitution be made to certain customers who purchased a certain credit monitoring product and assessing a $35 million civil money penalty. Similar to previous actions taken against other credit card issuers, the OCC's findings relate to past billing practices with respect to these types of credit card enhancement services products. While these Orders were issued against our affiliate, HSBC Bank USA, the credit monitoring product was marketed and administered by our discontinued Cards and Retail Services business and primarily purchased by the credit card customers of our former credit card bank, HSBC Bank Nevada, N.A. Consequently, the entire civil money penalty and substantially all restitution was allocated to HSBC Finance Corporation. A small portion of the ordered restitution was allocated to HSBC Bank USA with respect to those HSBC Bank USA customers who purchased the product. The entire civil money penalty has been paid and all restitution checks have been issued. Payment of the civil money penalty and customer refunds did not result in any additional material charges to income beyond what had been recorded in prior years. We continue to cooperate with the OCC in the resolution of this matter consistent with the requirements of the Orders. We have been informed that the on-going reviews by other regulators are now closed and we expect that no additional regulatory action will be taken. See Note 20, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for additional information.
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
The delivery of our regulatory priorities is subject to execution risk. The financial services industry is currently facing an unprecedented period of scrutiny. Additionally, we are subject to consent orders with our regulators. Regulatory requests, legal matters and business initiatives all require a significant amount of time and resources to implement. The magnitude and complexity of projects required to meet these demands has resulted in heightened execution risk. Organizational change and external factors,

HSBC Finance Corporation

including the challenging macroeconomic environment and the extent and pace of regulatory change also contribute to execution risk. These factors could adversely affect the successful delivery of our regulatory priorities.

Our data management and policies and processes may not be sufficiently robust. Critical business processes across HSBC Group rely on large volumes of data from a number of different systems and sources. If data governance, data quality and data architecture policies and procedures are not sufficiently robust, manual intervention, adjustments and reconciliations may be required to reduce the risk of error in reporting to senior management or regulators. Inadequate policies and processes could have a material adverse effect on our business, prospects and results of operations.
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
We may suffer losses due to employee negligence, fraud or misconduct. Non-compliance with policies, employee misconduct, negligence and fraud could result in regulatory sanctions and serious reputational or financial harm. We are dependent on our employees. We could be materially adversely affected if an employee or employees, acting alone or in concert with non-affiliated third parties, causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. In recent years, a number of multinational financial institutions have suffered material losses due to the actions of 'rogue traders' or other employees. It is not always possible to deter employee misconduct and the precautions we take to prevent and detect this activity may not always be effective. Employee misconduct could have a material adverse effect on our business, prospects, financial condition and results of operations.
We may suffer losses due to negligence, fraud or misconduct by third parties. We depend on third party suppliers, outsource providers and our affiliates for a variety of services. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties' own systems or employees. The FRB requires financial institutions to maintain a service provider risk management program, which includes due diligence requirements for service providers as well as for our affiliates who may perform services for us. Under FRB guidance "service providers" is broadly defined to include all entities that have entered into a contractual relationship with a financial institution to provide business functions or activities. If our service provider risk management and due diligence program is not sufficiently robust, this could lead to regulatory intervention. Any of these occurrences could diminish our ability to operate one or more of our businesses, and may result in potential liability to clients, reputational damage or regulatory intervention, all of which may materially adversely affect us.
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

HSBC Finance Corporation

In recent years, distributed denial of service attacks, spearphishing campaigns, advanced malware, social engineering and insider threats have grown in volume and level of sophistication each with the intent to obtain personal customer financial or proprietary corporate information, disrupt availability of services and to commit fraud. Such acts can affect our business by:

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

•	increasing our costs to respond to such threats and to enhance our processes and systems to ensure maximum security of data;

•	damaging our reputation as a result of public disclosure of a breach of our systems or a loss of data event;

•	resulting in unauthorized disclosure or alteration of our corporate confidential information and confidential information of employees, customers and counterparties;

•	disrupting our customers or the business operations of third parties; and

•	resulting in violations of applicable privacy laws and other laws or regulatory fines, penalties or intervention.
The threat from cyberattacks, on us and on third party vendors on which we rely, is a concern for our organization and failure to protect our operations from internet crime or cyberattacks may result in financial loss and loss of customer data or other sensitive information which could undermine our reputation and our relationship with our customers. We face various cyber risks in line with other multinational financial organizations.
We and other multinational financial organizations have been, and will continue to be subject to an increasing risk of cyber incidents from these activities due to the proliferation of new technologies and the increasing use of the Internet and customers use of personal smartphones, PCs and other computing devices, tablet PCs and other mobile devices to access products and services to conduct financial transactions and the increased sophistication and activities of organized crime for seeking financial gain, hacktivists (geopolitical designated groups), cyberterrorists (attacks against critical infrastructure) and state sponsored advanced persistent threats, sometimes referred to as APTs, for corporate espionage. Our risk and exposure to these matters remains heightened because of, among other things, HSBC Group's prominent size and scale and role in the financial services industry, and our offering of Internet banking and mobile banking platforms that seek to serve our customers when and how they want to be served. In addition, the consolidation of clearing agents, exchanges and clearing houses and increased interconnectivity of financial institutions with such central agents, exchanges and clearing houses increases the exposure of cyberattacks on critical parties which may affect us. Evaluating and monitoring the cyberthreat landscape in comparison to our existing capabilities, and adjusting our programs in order to respond to these threats, may require additional capital expenses for human resources and technology.
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
Failure to successfully change our operational practices may have a material impact on our businesses. Changes to operational practices from time to time could materially impact our performance and results. Such changes may include:

•	changes to our customer account management and risk management/collection policies and practices;

•	our ability to attract and retain key employees;

•	our investment choices in technology, business infrastructure and specialized personnel; or

•	our outsourcing of various operations.
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
Our financial statements depend on our internal controls over financial reporting. The Sarbanes-Oxley Act of 2002 requires our management to evaluate our disclosure controls and procedures and internal control over financial reporting. We are required

HSBC Finance Corporation

to disclose, in our annual report on Form 10-K, the existence of any "material weaknesses" in our internal control over financial reporting. In a company as large and complex as ours, lapses or deficiencies, including significant deficiencies, in internal control over financial reporting may occur from time to time and we cannot assure you that we will not find one or more material weaknesses as of the end of any given future year.
Uncertainty in the U.S. economy and fluctuations in the U.S. markets could negatively impact our business operations. Receivables held for sale are carried at the lower of amortized cost or fair value. The estimated fair value of our receivables held for sale is determined by developing an approximate range of value from a mix of various sources and inputs appropriate for the respective pools of assets aggregated by similar risk characteristics. These sources include recently observed over-the-counter transactions where available, fair value estimates obtained from an HSBC affiliate and a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions believed to be consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades. Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral values where appropriate (including expenses to be incurred to maintain the collateral) and market discount rates reflecting management's estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables held for sale. Some of the inputs are influenced by collateral value changes and unemployment rates. Changes in inputs, including the rate of return that investors would require to purchase assets with the same characteristics and of the same credit quality and fluctuations in home price values, could significantly change the carrying amount of the receivables held for sale and related fair value adjustment recognized in the consolidated statement of income (loss). Accordingly, the lower of amortized cost or fair value adjustments recorded during 2016 should not be considered indicative of the results for any future periods.
We determine the fair value of the fixed rate debt accounted for under fair value option through the use of a third party pricing service. The pricing service sources fair value from quoted market prices and, if not available, expected cash flows are discounted using the appropriate interest rate for the applicable duration of the instrument adjusted for our own credit spread. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for 2016 should not be considered indicative of the results for any future periods.
Federal Reserve Board policies can significantly affect business and economic conditions and, as a result, our financial results and condition. The FRB regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for investing and the return we earn on our receivables and investments, both of which affect our net interest margin. They also can materially affect the value of financial instruments we hold. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in FRB policies are beyond our control and can be hard to predict.
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
Our inability to meet funding requirements due to our balance sheet attrition could impact operations. Adequate liquidity is critical to our ability to operate our businesses. The pace of our balance sheet attrition has a significant impact on our liquidity and risk management processes. Properly managing these processes is critical to mitigating liquidity risk. As we continue to execute our receivable sales program, cash flows subsequent to 2017 may not provide sufficient cash to fully cover maturing debt in future periods. A portion of any funding gap could be borrowed from one or more of our affiliates. We anticipate all future term funding will be provided by HSBC affiliates.
In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements with U.S. and U.K. government agencies regarding past inadequate compliance with anti-money laundering, Bank Secrecy Act and sanctions laws. Among those agreements, HSBC and HSBC Bank USA entered into the five-year U.S. deferred prosecution agreement with the U.S. Department of Justice ("DOJ"), the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia (the "U.S. DPA").
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
Adverse changes in the credit ratings of our affiliates could have a material adverse effect on our liquidity. The credit ratings of our affiliates, which are subject to ongoing review by the rating agencies, are an important part of maintaining our liquidity. As discussed in previous filings, we do not currently expect to need to raise funds from the issuance of third party debt going forward, but instead any required funding has been integrated into HSBC North America's funding plans which we expect to be sourced through HSBC USA, HSBC North America or will be obtained through direct support from HSBC or its affiliates. To the extent future funding is to be provided by HSBC affiliates, the credit ratings of those affiliates will affect their borrowing costs and, as a result, the cost of funding to us. There can be no assurance that downgrades of the ratings of our affiliates will not occur. If such downgrades occur, there can be no assurance that our affiliates will have access to the funds needed to fund our liquidity requirements as needed.
We may not be able to wind down substantially all of our real estate secured receivable portfolio by the end of 2017. As discussed in prior filings, we have been engaged in the process of winding down our real estate secured receivable portfolio as quickly as practicable in a responsible and economically rational manner, considering market pricing as well as other factors. In September 2016, we further expanded our receivable sales program to include all remaining receivables classified as held for investment which further accelerates our run-off strategy. As a result of this decision, in September 2016, we transferred receivables with a carrying value of $7.8 billion, including accrued interest, to receivables held for sale as we no longer had the intent to hold these receivables. We expect that substantially all of the receivables held for sale at December 31, 2016 will be sold in multiple transactions through 2017, although the actual time to complete these sales and ultimate earnings impact depend on many factors including market conditions. There can be no assurance that we will be able to sell our receivables held for sale portfolio in a timely manner or at favorable prices.
While we made substantial progress towards winding down our receivable portfolio in recent years, we may not be able to execute the planned sales within expected timeframes. As a result, our ability to continue to reduce our risk-weighted assets or reduce related expenses may be adversely affected depending on the ultimate pace or level at which this portfolio is liquidated and sold. We may be called upon by HSBC North America or HSBC to execute certain other actions or strategies to ensure HSBC North America and HSBC each meets its capital requirements.
Performance of modified receivables in the current economic conditions may prove less predictable and result in higher losses and a lower value. In an effort to provide assistance to our customers who are experiencing financial difficulties, in recent years we have modified the terms of a number of our receivables. While we have a long-standing history of working with customers experiencing financial difficulties, the number of customers that have needed and qualified for receivable modifications in recent years was significantly higher than in our prior historical experience. The credit performance of these modified receivables may not conform to either historical experience or our expectations. In addition, deterioration in housing prices and unemployment could negatively impact the performance of the modified portfolio. Both of these factors could impact the fair value of the modified portfolio.

HSBC Finance Corporation

A significant rise in interest rates may significantly impact the fair value of our held for sale receivable portfolio and our net interest income which may adversely impact our financial results. A significant majority of our real estate secured receivables have fixed rates. Reduced mortgage prepayment rates and higher levels of receivable modifications have had the effect of extending the projected average life of this receivable portfolio. As a result, both net interest income at risk and receivable portfolio valuations have increasingly become exposed to rising interest rates as the average life of our liability portfolios has declined while the average life of the receivable portfolio has extended. In the event interest rates rise significantly and we are not successful in fully mitigating such rise or otherwise changing the average lives of our liability and receivable portfolio, net interest income as well as the fair value of our held for sale receivable portfolio, and consequently, net income or loss, may be negatively affected. A significant rise in interest rates could also result in further slowing of repayment rates on performing receivables. As discussed above, we expect that substantially all of the receivables held for sale at December 31, 2016 will be sold in multiple transactions through 2017, although the actual time to complete these sales and ultimate earnings impact depend on many factors, including future market conditions. Additionally, we may be called upon by HSBC North America or HSBC to execute certain other actions or strategies to ensure HSBC North America and HSBC each meets its capital requirements.
Significant reductions in pension assets may require additional financial contributions from us. Certain employees are eligible to participate in the HSBC North America qualified defined benefit pension plan. As of January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2016, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $480 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 15, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment. In the ordinary course of business, HSBC Finance Corporation and our affiliates are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note 20, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements, certain of which may result in adverse judgments, settlements, remediation payments, fines, penalties, injunctions and other relief. There is no certainty that the litigation will decrease in the near future, especially in the event of continued unemployment rates, a resurgent recession or additional regulatory and law enforcement investigations and proceedings by federal and state governmental agencies. Further, in the current environment of heightened regulatory scrutiny, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking and other financial regulators, state Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, remediation payments, fines, penalties or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause us serious reputational harm. See "We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes" above.
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
Management projections, estimates and judgments based on historical performance may not be indicative of our future performance. Our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine reserves related to litigation, deferred tax assets and the fair market value of certain assets and liabilities, including our receivables held for sale portfolio. Certain asset and liability valuations are subject to management's judgment and actual results are influenced by factors outside our control.
We are required to establish a valuation allowance for deferred tax assets and record a charge to income and equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will

HSBC Finance Corporation

impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 11, "Income Taxes," in the accompanying consolidated financial statements for additional discussion of our deferred tax assets.
Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board ("FASB"), the SEC and HSBC North America's bank regulators, including the FRB, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition. For example, implementation of the FASB's financial instruments project relating to the measurement of financial liabilities under the fair value option will result in recognizing the change in fair value attributable to our own credit risk in accumulated other comprehensive income where previously these amounts were recognized in net income. We could be required to apply a new or revised standard retroactively, resulting in our restating of prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.
We may be adversely affected by potential changes in U.S. tax laws which could result in a significant reduction to our deferred tax assets. The U.S. Congress and the new Administration have indicated an interest in reforming the U.S. corporate income tax code. Though the specifics and timing of any possible tax reforms are unknown, possible approaches include lowering the 35 percent corporate income tax rate, modifying the taxation of income earned outside the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences. We currently have $2.9 billion of net deferred tax assets at December 31, 2016 which consists primarily of federal and state unused tax benefit carryforwards that are expected to be realized over an extended number of years and, to a lesser extent, basis differences relating to receivables held for sale. Although any reduction in the corporate income tax rate would reduce the amount of taxes we would pay in the future, a reduction in the corporate income tax rate would also result in a decrease in the value of our net deferred tax asset and a reduction to our net income and total equity during the period in which any tax rate change is enacted.
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
Key employees may be difficult to attract or retain due to contraction of the business and limits on promotional activities. Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. Employee fatigue, hiring and salary freezes and external competition targeting top talent could have impacts on attrition. If we were unable to continue to attract, develop and retain qualified key employees to support the various functions of our businesses, our performance could be materially adversely affected. Our recent financial performance, expense reduction initiatives, and reductions in variable compensation and other benefits and the fact that we expect that substantially all of our receivables will be sold in multiple transactions through 2017 could raise concerns about key employees' future compensation and opportunities. As economic conditions continue to improve, we may face increased difficulty in retaining top performers and critical skilled employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within HSBC or could not be sourced in the market, our ability to manage our business and implement the strategic initiatives currently underway may be hindered or impaired.
Uncertainty surrounding the potential legal, regulatory and policy changes by the new Administration that may directly impact financial institutions and the global economy. The new Administration has indicated that it would like to see changes made to certain financial reform regulations which has resulted in increased regulatory uncertainty and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and regulatory agencies are expected to occur overtime through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our results and financial condition.

HSBC Finance Corporation

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located in Arlington Heights, Illinois. We conduct or support our operations from additional facilities in Brandon, Florida; Elmhurst, Illinois; and Monterey, California.
All corporate offices, regional processing and regional servicing center facilities are operated under lease. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.
Additionally, there are facilities located in Northlake and Vernon Hills, Illinois, Clifton and Jersey City, New Jersey leased by an affiliate, HTSU, that support our and other affiliate operations.

Item 3.	Legal Proceedings.

See Note 20, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is not publicly traded. As of the date of this filing, HSBC North America is the sole holder of our common stock. No dividends were paid on the common stock outstanding during either 2016 or 2015.

HSBC Finance Corporation

Item 6.	Selected Financial Data.

The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted. See Note 3, "Discontinued Operations," in the accompanying consolidated financial statements for a discussion of our discontinued operations.

Year Ended December 31,	2016	2015	2014	2013	2012
	(in millions)
Statement of Income (Loss):
Net interest income	$513	$703	$868	$1,068	$1,646
Provision for credit losses(1)	621	250	(365)	(21)	2,224
Other revenues(1)	389	91	226	881	(2,119)
Operating expenses	1,095	1,409	688	932	1,114
Income (loss) from continuing operations before income tax	(814)	(865)	771	1,038	(3,811)
Income tax expense (benefit)	(258)	(471)	224	325	(1,406)
Income (loss) from continuing operations	(556)	(394)	547	713	(2,405)
Income (loss) from discontinued operations, net of tax	27	(37)	(24)	(177)	1,560
Net income (loss)	$(529)	$(431)	$523	$536	$(845)

As of December 31,	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data:
Total assets	$13,866	$24,132	$31,897	$37,707	$44,746
Real estate secured receivables(1)(2)	—	9,156	22,670	26,584	32,939
Credit loss reserves(1)	—	311	2,217	3,273	4,607
Receivables held for sale:
Real estate secured	$5,674	$8,265	$860	$2,047	$3,022
Personal non-credit card	—	—	—	—	3,181
Total receivables held for sale	$5,674	$8,265	$860	$2,047	$6,203
Real estate owned	$31	$88	$159	$323	$227
Due to affiliates	3,300	5,925	6,945	8,742	9,089
Long-term debt	4,340	9,510	16,427	20,839	28,426
Preferred stock	1,000	1,575	1,575	1,575	1,575
Common equity	4,434	5,060	5,548	5,086	4,530

Year Ended December 31,	2016	2015	2014	2013	2012
Selected Financial Ratios:
Return on average assets	(3.1)%	(1.4)%	1.6%	1.7%	(4.9)%
Return on average common equity	(14.4)	(9.2)	7.5	10.9	(46.2)
Net interest margin	3.41	2.75	2.68	2.67	3.37
Efficiency ratio	121.4	177.5	62.9	47.8	(235.5)
Common and preferred equity to total assets(3)	39.14	27.48	22.29	17.59	13.05

(1)
During the second quarter of 2013, we established a receivable sales program under which we transferred to receivables held for sale first lien real estate secured receivables held for investment when a receivable meeting pre-determined criteria was written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). In June 2015, we expanded this receivable sales program to also transfer to held for sale substantially all of our first lien real estate secured receivables held for investment which were either re-aged, modified or became subject to a bankruptcy filing since 2007, along with any second lien balances associated with these receivables. In September 2016, we further expanded our receivable sales program to include all remaining real estate secured receivables classified as held for investment. As a result, our entire receivable portfolio is classified as held for sale at December 31, 2016 and no longer have any associated credit loss reserves. Additionally, no provision

HSBC Finance Corporation

for credit losses or charge-offs will be recorded in future periods. Accordingly, the provision for credit losses, other revenues, receivables held for investment, credit loss reserves and receivables held for sale as of and for the years ended December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013 are not comparable to the historical periods. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements as well as "Credit Quality" in Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations," ("MD&A") for additional information.

(2)
The real estate secured receivable and credit loss reserve trends reflect the decision to transfer real estate secured receivables to held for sale as discussed above. For further discussion of the trend in our real estate secured receivable portfolio, see "Receivables Review" in MD&A. For further discussion of the trend in our credit loss reserves, see "Credit Quality" in MD&A.

(3)	Total assets used in the calculation of common and preferred equity to total assets includes assets of discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain matters discussed throughout this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the United States Securities and Exchange Commission, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as "may", "will", "should", "would", "could", "appears", "believe", "intends", "expects", "estimates", "targeted", "plans", "anticipates", "goal", and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements.
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

•	changes in laws and regulatory requirements;

•	the ability to deliver on our regulatory priorities;

•	extraordinary government actions as a result of market turmoil;

•	capital and liquidity requirements under Basel III, and Comprehensive Capital Analysis and Review ("CCAR");

•	changes in central banks' policies with respect to the provision of liquidity support to financial markets;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, global pandemics, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyberattacks;

•	the ability to successfully manage our risks;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

•	the ability to attract or retain key employees;

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	a failure in our internal controls;

HSBC Finance Corporation

•	our ability to meet our funding requirements;

•	adverse changes to our or our affiliates' credit ratings;

•	changes to our mortgage servicing and foreclosure practices;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	our ability to wind down substantially all of our real estate secured receivable portfolio in a timely manner;

•	adverse changes in factors which impact the fair value of receivables held for sale, such as home prices, default rates, estimated costs to obtain properties and investors' required returns;

•
additional costs and expenses due to representations and warranties made in connection with receivable sale transactions that may require us to repurchase the loans and/or indemnify private investors for losses due to breaches of these representations and warranties;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	the possibility of incorrect interpretations, application of or changes in tax laws to which we are subject;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan;

•	the potential impact of legal, regulatory and policy changes effecting financial institutions and the global economy as a result of the new Administration in the U.S.; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
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

Executive Overview

Organization and Basis of Reporting  As of December 31, 2016, HSBC Finance Corporation and its subsidiaries are wholly owned subsidiaries of HSBC North America, which is an indirect, wholly owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). Prior to November 15, 2016, HSBC Finance Corporation was owned by HSBC Investments (North America) Inc., a wholly owned subsidiary of HSBC North America, which was dissolved. HSBC Finance Corporation and its subsidiaries may also be referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as "we", "us" or "our".
Historically we have offered a variety of lending products including real estate secured, personal non-credit card, and auto finance receivables as well as credit cards, private label credit cards and tax refund anticipation loans, all of which we no longer originate. We have also historically offered various types of insurance products.
Our primary sources of funding in 2016 were proceeds from sales of real estate secured receivables, liquidation of short-term investments, cash generated from operations, including receivable payments and pay-offs and real estate owned ("REO") sales proceeds. Prior to 2016, we have also borrowed funds from HSBC affiliates as well as received capital contributions as necessary from HSBC which serve as an additional source of funding. We use the cash generated by these funding sources to fund our operations, service our debt obligations and pay dividends to our preferred stockholder.
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, "Discontinued Operations," in the accompanying consolidated financial statements for further discussion of these operations.

HSBC Finance Corporation

Economic Environment The U.S. economy continued its trend of slow growth during 2016. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 1.6 percent in 2016, slower than 2015's GDP growth rate of 2.6 percent. Inflation in 2016 continued to run below the Federal Reserve Board's ("FRB") 2.0 percent target inflation rate and the FRB has indicated that it currently expects to increase short-term interest rates during 2017. Consumer sentiment in December 2016 improved significantly from the December 2015 levels reflecting an improvement in assessments of current conditions and an increasingly more positive view by consumers of their personal finances. The U.S. economy added approximately 2.2 million jobs during 2016 and the total unemployment rate fell to 4.7 percent as of December 2016 as compared with 5.0 percent at December 2015. However, an elevated number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistics' U-6 unemployment rate of 9.2 percent at December 2016, as compared with a rate of 9.9 percent at December 2015.
Despite the continued improvement of the U.S. economy, economic uncertainty remains and the new Administration in the U.S. further adds to this uncertainty. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal and monetary policy, geopolitical concerns and the regulatory and government scrutiny of financial institutions will continue to impact our results in 2017 and beyond.
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
2016 Events

•
As discussed in prior filings, we have been engaged in an on-going evaluation of our operations as we seek to optimize our risk profile and cost structure as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, in September 2016, we further expanded our receivable sales program to include all remaining real estate secured receivables classified as held for investment as we no longer have the intent to hold these receivables. As a result of this decision, we transferred receivables to held for sale with a carrying value of $7,814 million, including accrued interest, at the time of transfer and recorded an initial lower of amortized cost or fair value adjustment of approximately $541 million. All of the lower of amortized cost or fair value adjustment was attributed to credit factors and recorded as a component of the provision for credit losses. This decision further accelerated our run-off strategy and, as a result, during the third quarter of 2016, we recorded pre-tax expense of $31 million for severance and loan review costs. We will continue to incur loan review costs in future periods as we prepare these receivables for sale.

During 2016, we sold real estate secured receivables with an unpaid principal balance of $10,130 million (aggregate carrying value of $8,973 million) at the time of sale to third-party investors which included $4,478 million (aggregate carrying value of $4,040 million) that were sold during the fourth quarter of 2016. Aggregate cash consideration received totaled $9,663 million during 2016. We realized a gain of $633 million, including transaction costs, during 2016.
At December 31, 2016 real estate secured receivables held for sale totaled $5.7 billion. While we expect that substantially all of these receivables will be sold in multiple transactions through 2017, the actual time to complete these sales and ultimate earnings impact depends on many factors, including future market conditions. We also continue to evaluate various options corresponding to the remaining other assets and liabilities. The ultimate resolution and timing is dependent on several factors.

•
Prior to the fourth quarter of 2016, we managed our business in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis") which applied International Financial Reporting Standards as issued by the International Accounting Standards Board and endorsed by the EU and we reported segment results under the Group Reporting Basis. As a result of classifying all remaining receivables as held for sale in the third quarter of 2016, our primary focus has shifted to the successful completion of our receivable sales program. During the fourth quarter of 2016, we revised the scope and content of our internal management reporting to focus on accounting principles generally accepted in the United States ("U.S. GAAP") based financial results which more closely reflects the financial performance management is most focused on as receivable sales progress. This U.S. GAAP financial information is used to monitor and review operating results, evaluate trends and make decisions about allocating resources such as employees. As a result of the shift in focus to U.S. GAAP based management reporting, there are no longer any reporting differences between our consolidated results and our segment results. As we only have one segment, beginning in the fourth quarter of 2016 and in future periods, we no longer report segment results separately for any periods presented.

•
As discussed more fully in Note 20, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements, in June 2016, we agreed to pay $1,575 million to settle all claims of the outstanding securities litigation. As a result, we recorded a provision for securities litigation liability of $575 million during the second quarter of 2016.

HSBC Finance Corporation

•
We previously entered into interest rate swaps which were not designated as hedges under derivative accounting principles and were primarily used to minimize our exposure to changes in interest rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets. As we continued to accelerate the run-off and sale of our real estate secured receivable portfolio, the dynamics of the duration of our receivables changed due to lower prepayment rates and the corresponding increase in interest rate risk. As a result, in 2015, we began reducing the size of this portfolio of interest rate swaps. During the second quarter of 2016, we terminated all of the remaining interest rate swaps in this portfolio of non-qualifying hedges. As a result of the elimination of our non-qualifying hedge portfolio, derivative related income (expense) in future periods will only reflect ineffectiveness for derivatives that are qualifying hedges.

•
On June 30, 2016, we redeemed all of the outstanding shares of the 6.36 percent Non-Cumulative Series B preferred stock for $575 million. Accordingly, at December 31, 2016, the Series B preferred shares are no longer outstanding.

•
In December 2016, our discontinued Card and Retail Services business sold the Class B shares it received in 2008 as part of Visa's initial public offering ("Class B Shares"). Simultaneously, our affiliate, HSBC USA Inc. ("HSBC USA"), also sold Class B Shares to the same purchaser. Under the terms of the sale agreement, HSBC USA entered into a derivative instrument with the purchaser to retain the litigation risk associated with all of the Class B Shares sold by both us and HSBC USA until the credit card litigation is settled and the Class B Shares can be converted into publicly traded Class A Shares. Immediately following the execution of the sale agreement, we entered into a derivative instrument with HSBC USA to retain the litigation risk associated with our portion of the Class B Shares sold to the purchaser. We recorded a net pre-tax gain on sale of $44 million as a component of income (loss) from discontinued operations before income tax as a result of these related transactions. See Note 3, "Discontinued Operations," and Note 16, "Related Party Transactions," in the accompanying consolidated financial statements for additional information about these transactions.

Performance, Developments and Trends We reported a net loss of $529 million during 2016 compared with a net loss of $431 million during 2015 and net income of $523 million during 2014. The net loss during 2016 benefited from the sale of the Class B Shares of our discontinued Card and Retail Services business as discussed above. The net loss during 2015 benefited from the reversal of valuation allowances against certain State and local deferred tax assets of $73 million as a result of solely relying on projected future taxable income of HSBC North America in evaluating realizability. Additionally, net loss during 2015 also benefited from the impact of New York City tax reform which resulted in an increase in tax benefit of $49 million. Net income during 2014 benefited from the impact of New York State tax reform which resulted in an increase in tax benefit of $55 million.
Loss from continuing operations was $556 million during 2016 compared with a loss from continuing operations of $394 million during 2015 and income from continuing operations of $547 million during 2014. We reported a loss from continuing operations before income tax of $814 million during 2016 compared with a loss from continuing operations before income tax of $865 million during 2015 and income from continuing operations before income tax of $771 million during 2014. The lower loss from continuing operations before income tax during 2016 was driven by lower operating expenses and higher other revenues, partially offset by a higher provision for credit losses and lower net interest income. The loss from continuing operations before income tax during 2015 reflects a higher provision for credit losses, higher operating expenses, lower other revenues and lower net interest income.
Our reported results in all periods were impacted by certain items management believes to be significant, which distort comparability between periods. Significant items are excluded to arrive at adjusted performance because management would ordinarily identify and consider them separately to better understand underlying business trends. The following table summarizes the impact of these significant items for all periods presented:

Year Ended December 31,	2016	2015	2014
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$(814)	$(865)	$771
Fair value movement on own fair value option debt attributable to credit spread	10	(42)	(27)
Impact of non-qualifying hedge portfolio	117	115	317
Provision for securities litigation liability	575	700	—
Costs to achieve(1)	93	67	—
Adjusted performance from continuing operations before income tax(2)	$(19)	$(25)	$1,061

(1)
Costs to achieve reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015. The amounts for 2016 and 2015 include severance costs and file review costs associated with the receivable sales program.

(2)	Represents a non-U.S. GAAP financial measure.

HSBC Finance Corporation

Excluding the impact of the items presented in the table above, adjusted performance from continuing operations before income tax during 2016 improved by $6 million compared with 2015. The improvement was driven by higher other revenues and lower operating expenses, partially offset by a higher provision for credit losses and to a lesser extent lower net interest income. Higher other revenues during 2016 reflects an increase of $621 million between years for gains recognized on sales of real estate secured receivables, partially offset by a lower gain on debt designated at fair value and related derivatives excluding the impact of changes in credit spread and additional lower of amortized cost or fair value adjustments recorded during 2016 on receivables held for sale. Operating expenses declined primarily as a result of the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs. The higher provision for credit losses during 2016 was driven by the transfer to held for sale in September 2016 of the remaining real estate secured receivables classified as held for investment. The lower of amortized cost or fair value adjustment for receivables transferred to held for sale in 2016 totaled $576 million which was attributable to credit factors and recorded as a component of the provision for credit losses compared with $234 million during 2015.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations during 2015 declined $1,086 million compared with 2014. The decline reflects a significantly higher provision for credit losses, lower other revenues and lower net interest income, partially offset by lower operating expenses. The provision for credit losses in both years was positively impacted by lower loss estimates and improved credit quality, although the impact was more pronounced during 2014. The higher provision for credit losses during 2015 also reflects the transfer of real estate secured receivables to held for sale, which resulted in a lower of amortized cost or fair value adjustment of $234 million that was attributable to credit factors. Lower other revenues largely reflects additional lower of amortized cost or fair value adjustments recorded during 2015 on receivables held for sale compared with reversals of lower of amortized cost or fair value adjustments during 2014. Operating expenses declined as a result of the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs as well as lower fees for consulting services and lower third-party collection fees.
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
Funding and Capital  During 2016, 2015 and 2014, we did not receive any capital contributions. During 2016, 2015 and 2014, we retired or called $5,107 million, $6,546 million and $3,524 million, respectively, of term debt and during 2016 we redeemed all of the outstanding shares of the 6.36 percent Non-Cumulative Series B preferred stock for $575 million. Our cash requirements in 2016 were met from proceeds of sales of real estate secured receivables, liquidation of short-term investments, cash generated from operations, including receivable payments and pay-offs, and REO sales proceeds. For 2017, we expect proceeds from sales of real estate secured receivables and other balance sheet attrition will generate the liquidity necessary to meet our maturing debt obligations. However, as we continue to execute our receivable sales program, cash flows subsequent to 2017 may not provide sufficient cash to fully repay maturing debt in future periods. As we continue to liquidate our receivable portfolio, HSBC's continued support may be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We believe our policies are appropriate and fairly present the financial position and results of operations of HSBC Finance Corporation.
The significant accounting policies used in preparing our financial statements are more fully described in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in the accompanying consolidated financial statements. Certain critical accounting policies affecting the reported amounts of assets, liabilities, revenues and expenses are complex and involve significant judgments by our management, including the use of estimates and assumptions. As a result, changes in estimates, assumptions or operational policies could significantly affect our financial position and our results of operations. We base our

HSBC Finance Corporation

accounting estimates on our experience, observable market data and on various other assumptions that we believe to be appropriate including assumptions based on unobservable inputs. To the extent we use models to assist us in measuring the fair values of particular assets or liabilities, we strive to use models that are consistent with those used by other market participants. Actual results may differ from these estimates due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. The impact of estimates and assumptions on the financial condition or operating performance may be material.
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
Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when contractually due. Consequently, we historically maintained credit loss reserves that reflected our estimate of probable incurred losses of principal, interest and fees in the portion of our receivable portfolio not classified as held for sale. Loss reserve estimates for these receivables were reviewed periodically and adjustments were reflected through the provision for credit losses in the period they became known.
In September 2016, we transferred all of our remaining receivables to held for sale, which are carried at the lower of amortized cost or fair value. As a result, we no longer record credit loss reserves on our remaining receivable portfolio. Prior to September 2016, we deemed the accounting estimate relating to the reserve for credit losses to be a "critical accounting estimate" for the following reasons:

•	Changes in the provision could materially affect our financial results;

•	Estimates related to this reserve required us to project future cash flows, delinquencies, charge-offs, and, when applicable, collateral which are highly uncertain; and

•
The reserve for credit losses was influenced by factors outside of our control including customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, unemployment, bankruptcy trends and the effects of laws and regulations.

Because estimates of the allowance for credit losses involved judgment and were influenced by factors outside of our control, there was uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable incurred credit losses was inherently uncertain because it was highly sensitive to changes in economic conditions which influenced portfolio seasoning, bankruptcy trends, trends in housing markets, delinquency rates and the flow of receivables through various stages of delinquency, the realizability of any collateral and actual loss experience. Changes in such estimates could significantly impact our allowance and provision for credit losses.
We previously estimated probable losses for certain receivables which did not qualify as a troubled debt restructuring ("TDR Loans") using a roll rate migration analysis that estimated the likelihood that a receivable would progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent performance experience of other receivables in our portfolio. This migration analysis incorporated estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis also considered delinquency status, loss experience and severity and took into account whether borrowers had filed for bankruptcy, receivables had been re-aged or were subject to modification. We also considered the loss severity expected based on the underlying collateral, if any, for the receivable in the event of default based on historical and recent trends, which was updated monthly based on a rolling average of several months data using the most recently available information. Delinquency status could be affected by customer account management policies and practices, such as the re-age or modification of accounts. When customer account management policies and practices, or changes thereto, shifted receivables that did not qualify as TDR Loans from a "higher" delinquency bucket to a "lower" delinquency bucket, this shift was reflected in our roll rate statistics. To the extent that re-aged or modified accounts that did not qualify as TDR Loans had a greater propensity to roll to higher delinquency buckets, this was captured in the roll rates. Since the credit loss reserve was computed based on the composite of all of these calculations, this increase in roll rate was applied to receivables in all respective delinquency buckets, which increased the overall reserve level.
In addition, loss reserves on receivables held for investment were previously maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends were not reflective of current inherent losses in the portfolio. Portfolio risk factors previously considered in establishing loss reserves on receivables included product mix, unemployment rates, the credit performance of modified receivables, loan product features such as adjustable rate loans, economic conditions such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors that could affect consumer payment patterns on outstanding receivables, such as natural disasters. Another portfolio risk factor we considered was the credit performance of

HSBC Finance Corporation

certain second lien receivables following more delinquent first lien receivables which we own or service. Once we determined that such a second lien receivable was likely to progress to charge off, the loss severity assumed in establishing our credit loss reserves was close to 100 percent. At December 31, 2015, approximately 3 percent of our second lien mortgages held for investment, for which the first lien mortgage was held or serviced by us and had a delinquency status of 90 days or more delinquent were less than 90 days delinquent, and not considered to be a troubled debt restructuring or already recorded at fair value less cost to sell.
We also considered key ratios such as reserves as a percentage of nonaccrual receivables and reserves as a percentage of receivables in developing our loss reserve estimate. The results from our reserving process were reviewed each quarter by the Credit Reserve Committee. This committee also considered other observable factors, both internal and external to us in the general economy, to ensure that the estimates provided adequately included all known information at each reporting period. Our Risk and Finance departments previously shared responsibility for establishing appropriate levels of credit loss reserves inherent in our receivable portfolio and they assessed and independently approved our credit loss reserves.
Reserves against receivables modified in troubled debt restructurings were previously determined primarily by analysis of discounted expected cash flows and in certain cases was based on independent valuations of the underlying receivable collateral.
For more information about our charge-off and customer account management policies and practices, see "Credit Quality - Delinquency and Charge-off Policies and Practices," and "Credit Quality - Customer Account Management Policies and Practices," in this MD&A.
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
We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs into a fair value measurement may result in a reclassification between hierarchy levels. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value, see "Fair Value," in this MD&A.
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

HSBC Finance Corporation

value directly with potential investors. Since some receivables pools may have unique features, the fair value measurement process uses significant unobservable inputs specific to the performance characteristics of the various receivable portfolios.
Changes in inputs, in particular in the rate of return that investors would require to purchase assets with the same characteristics and of the same credit quality, could significantly change the carrying amount of the receivables held for sale and related fair value adjustment recognized in the consolidated statement of income (loss). For example, a one percent decline in collateral values, based either on a current broker price opinion or the current estimated property value derived from the property's appraised value at the time of origination updated by a pricing index based on appropriate geographical data (such as the Case-Shiller Home Price Index), coupled with a one percent increase in the rate of return for real estate secured receivables held for sale would have resulted in an estimated decrease of the fair value of real estate secured receivables held for sale of approximately $250 million at December 31, 2016. See Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for additional discussion including the valuation inputs used in valuing receivables held for sale as of December 31, 2016.
Derivative financial assets and liabilities - We regularly use derivative instruments as part of our risk management strategy to protect future cash flows. All derivatives are recognized on the balance sheet at fair value. Related collateral that has been received or paid is netted against fair value for financial reporting purposes in those circumstances in which a master netting arrangement with the counterparty exists that provides for the net settlement of all contracts through a single payment in a single currency in the event of default or termination of any one contract. We believe that the valuation of derivative instruments is a critical accounting estimate because these instruments are valued using discounted cash flow modeling techniques or an option pricing model adjusted for counterparty credit risk and market liquidity in lieu of observable market value quotes for identical or similar assets or liabilities in active and inactive markets. These modeling techniques require the use of estimates regarding the amount and timing of future cash flows and use independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates, when available. The valuation models and inputs are developed, reviewed, validated and approved by the Markets Independent Model Review Team of an HSBC affiliate. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indices and therefore demonstrate a similar response to market factors.
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
We utilize HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA") to determine the fair value of all of our derivatives using these modeling techniques. Significant changes in the fair value can result in equity and earnings volatility as follows:

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
We test effectiveness for all derivatives designated as hedges under the "long haul" method both at inception of the hedge and on a quarterly basis, to ascertain whether the derivative used in a hedging transaction has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. This assessment is conducted using statistical regression analysis. If we determine that a derivative is not expected to be a highly effective hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made. We also believe the assessment of the effectiveness of the derivatives used in hedging transactions is a critical accounting estimate due to the use of statistical regression analysis in making this determination. Inputs to statistical regression analysis require the use of estimates regarding the amount and timing of future cash flows which are susceptible to significant changes in future periods based on changes in market rates as well as the selection of a convention for the treatment of credit spreads in the analysis. Statistical regression analysis also involves the use of additional assumptions including the

HSBC Finance Corporation

determination of the period over which the analysis should occur. The statistical regression analysis for our derivative instruments is performed by HSBC Bank USA.
The outcome of the statistical regression analysis can result in earnings volatility as the mark-to-market on derivatives that do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in earnings. For example, a 10 percent adverse change in the value of our derivatives that do not qualify as effective hedges would have reduced gain on debt designated at fair value and related derivatives by approximately $4 million for the year ended December 31, 2016.
For more information about our policies regarding the use of derivative instruments, see Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," and Note 10, "Derivative Financial Instruments," in the accompanying consolidated financial statements.
Long-term debt carried at fair value - We have elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC. Valuation estimates obtained from third parties involve inputs other than quoted prices to value both the interest rate component and the credit component of the debt. In many cases, management can obtain quoted prices for identical or similar liabilities but the markets may not be active, the prices may not be current, or such price quotations may differ substantially either over time or among market makers. Changes in such estimates, and in particular the credit component of the valuation, can be volatile from period to period and may impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 1 percent (100 basis point) decrease in interest rates across all terms would have increased our reported mark-to-market by approximately $32 million for the year ended December 31, 2016.
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2,897 million and $2,923 million as of December 31, 2016 and 2015, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any carryback available. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
We are included in HSBC North America's consolidated U.S. Federal income tax return and in various combined State tax returns. We have entered into a tax allocation agreement with HSBC North America and its subsidiary entities which governs the current amount of taxes to be paid or received by the various entities and, therefore, we look at HSBC North America and its affiliates in reaching conclusions on recoverability. Based on our forecasts of future taxable income, we currently anticipate that HSBC North America's operations will generate sufficient taxable income to allow us to realize our deferred tax assets.
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
The carrying value of our net deferred tax assets is also determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate will impact the carrying value of our net deferred tax asset. The new Administration in the U.S. has indicated an interest in significantly reducing the U.S. corporate income tax rate. Because we do not yet know the details of the new Administration's corporate tax plan, it is not possible to quantify the one-time impact from a re-measurement of deferred tax assets and liabilities that might ultimately result upon tax reform enactment. However, a reduction in the corporate income tax rate could result in a decrease in the carrying value of our deferred tax assets and a reduction to our net income and

HSBC Finance Corporation

total equity during the period in which any tax rate change is enacted. For example, a hypothetical 1 percent (100 basis point) decrease in the corporate income tax rate from 35 percent to 34 percent at December 31, 2016 would result in a write-down of our net deferred tax asset of approximately $80 million.
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 can be found in Note 11, "Income Taxes," in the accompanying consolidated financial statements.
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
Litigation and regulatory exposure is a critical accounting estimate because it represents key areas of judgment and is subject to uncertainty and certain factors outside of our control. Due to the inherent uncertainties and other factors involved in such matters, we cannot be certain that we will ultimately prevail in each instance. Such uncertainties impact our ability to determine whether it is probable that a liability exists and whether the amount can be reasonably estimated. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. We will continue to update our accruals for these legal, governmental and regulatory proceedings as facts and circumstances change. See Note 20, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements.

Receivables Review

The following table summarizes receivables held for investment and receivables held for sale at December 31, 2016 and increases (decreases) since December 31, 2015 and 2014:

		Increases (Decreases) From
		December 31, 2015		December 31, 2014
	December 31, 2016	$	%	$	%
	(dollars are in millions)
Receivables held for investment:
First lien real estate secured receivable	$—	$(7,302)	(100.0)%	$(20,153)	(100.0)%
Second lien real estate secured receivable	—	(1,854)	(100.0)	(2,517)	(100.0)
Total receivables held for investment	$—	$(9,156)	(100.0)%	$(22,670)	(100.0)%

Receivables held for sale:
First lien real estate secured receivable	$4,699	$(3,411)	(42.1)%	$3,839	*
Second lien real estate secured receivable	975	820	*	975	*
Total receivables held for sale	$5,674	$(2,591)	(31.3)%	$4,814	*

*	Not meaningful

HSBC Finance Corporation

Real estate secured receivables held for investment  The decrease since December 31, 2015 and 2014 primarily reflects the decision to expand our receivable sales program in June 2015 and the decision in September 2016 to transfer all receivables classified as held for investment to held for sale. To a lesser extent the decrease as compared with both periods also reflects continued liquidation of the receivable portfolio. Liquidation rates in our real estate secured receivable portfolio continued to be impacted by low receivable prepayments as few refinancing opportunities exist for our customers.
Receivables held for sale  The decrease since December 31, 2015 reflects the impact of receivable sales during 2016 with a carrying value of $8,973 million, partially offset by the transfer of all receivables to held for sale during September 2016 as discussed above. The increase in receivables held for sale since December 31, 2014 reflects the changes to our receivable sales program in June 2015 and September 2016 as discussed above, partially offset by the impact of receivable sales during 2016 and 2015 with a carrying value of $8,973 million and $1,995 million, respectively. To a lesser extent, the increase was also partially offset by continued liquidation in the portfolio as well as the impact of additional lower of amortized cost or fair value adjustments.
In response to the financial crisis, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option. These industry trends continue to impact our portfolio and are reflected in additional lower of amortized cost or fair value adjustments recorded.
See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion of receivables held for sale, including a rollforward of the receivable held for sale balance for the years ended December 31, 2016, 2015 and 2014.

Results of Operations

As we continue to make progress in our strategy to sell our real estate secured receivable portfolio, we will see declines in net interest income. Decreases in operating expenses may not necessarily decline in line with the run-off and sale of our receivable portfolio as a result of certain fixed costs. Accordingly, net income (loss) for the year ended December 31, 2016 or any prior periods should not be considered indicative of the results for any future periods.
Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  The following table summarizes net interest income and net interest margin for 2016, 2015 and 2014.

Year Ended December 31,	2016	%(1)	2015	%(1)	2014	%(1)
	(dollars are in millions)
Interest income	$1,025	6.81%	$1,598	6.25%	$1,926	5.94%
Interest expense	512	3.40	895	3.50	1,058	3.26
Net interest income	$513	3.41%	$703	2.75%	$868	2.68%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during 2016 and 2015 due to lower average receivable levels, partially offset by lower interest expense and higher overall yields on total interest earning assets as discussed in more detail below:

•	Average receivable levels decreased in 2016 and 2015 as a result of receivable sales and continued liquidation of the receivable portfolio.

•
Interest expense decreased during 2016 and 2015 as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings in 2016 and 2015. Higher average rates in 2016 also reflect the impact of increases in rates on certain variable rate debt during the first quarter of 2016.

•
Overall yields on total average interest earning assets increased during 2016 and 2015 driven by a shift in mix of total average interest earning assets to a lower percentage of short-term investments which have significantly lower yields than our receivable portfolio as well as higher receivable yields. Receivable yields increased during 2016 and 2015 due to the impact of lower levels of nonaccrual real estate secured receivables, partially offset in 2016 by a lower impact from changes in yield assumptions on receivables participating in payment incentive programs.

HSBC Finance Corporation

Net interest margin was 3.41 percent in 2016 compared with 2.75 percent in 2015 and 2.68 percent in 2014. The increase in net interest margin during 2016 and 2015 reflects the impact of higher overall yields on total average interest earning assets due to a shift in the mix of total average interest earning assets to a lower percentage of short-term investments and higher receivable yields as discussed above. Net interest margin in 2016 also reflects an improved cost of funds as a percentage of average interest earning assets as interest expense decreased at a faster pace than average interest earning assets in spite of higher average rates in 2016 as discussed above. In 2015, the improvement in net interest margin was partially offset by a higher cost of funds as a percentage of average interest earning assets as a result of higher average rates as discussed above.
The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

Year Ended December 31,	2016		2015
	(dollars are in millions)
Net interest income/net interest margin from prior year period	$703	2.75%	$868	2.68%
Impact to net interest income resulting from:
Lower asset levels	(664)		(409)
Receivable yields	51		41
Asset mix	35		23
Cost of funds (rate and volume)	383		163
Other	5		17
Net interest income/net interest margin for current year period	$513	3.41%	$703	2.75%
The varying maturities and repricing frequencies of both our assets and liabilities expose us to interest rate risk. When the various risks inherent in both the asset and the debt do not meet our desired risk profile, we use derivative financial instruments to manage these risks to acceptable interest rate risk levels. See "Risk Management" for additional information regarding interest rate risk and derivative financial instruments.
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

Year Ended December 31,	2016	2015	2014
	(in millions)
Real estate secured:
Lower of amortized cost or fair value adjustment related to credit factors	$576	$234	$—
Remainder	45	16	(347)
Total real estate secured	621	250	(347)
Personal non-credit card	—	—	(18)
Total provision for credit losses	$621	$250	$(365)
The provision for credit losses for real estate secured receivables increased during 2016 as compared with 2015. The provision for credit losses in both 2016 and 2015 was impacted by the recording of lower of amortized cost or fair value adjustments related to credit factors on receivables transferred to held for sale, although the impact was more pronounced in 2016 as a result of the decision in September 2016 to transfer to held for sale all of the receivables remaining in our held for investment portfolio. These adjustments reflect the differences between amortized cost and the amount we believe a third party investor would pay to acquire the receivables, which takes into consideration factors that are not relevant under the incurred loss model in establishing credit loss reserves for receivables held for investment, such as life time losses and the discounting of cash flows. When there is no objective, verifiable evidence to indicate non-credit factors are present, the lower of amortized cost or fair value adjustment is recorded as a component of provision for credit losses.
The remainder of the provision for credit losses was also higher during 2016 as compared with 2015. While both periods were positively impacted by lower loss estimates due to lower receivable levels and the impact of lower dollars of delinquency on accounts less than 180 days delinquent, as well as lower reserve requirements on TDR Loans, the impact was more pronounced during 2015. Additionally, the provision for credit losses during 2015 was also impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.
Net charge-off dollars totaled $932 million during 2016 compared with $2,156 million during 2015. Dollars of net charge-offs during both periods were impacted by lower receivable levels subsequent to the transfer of additional receivables to held for sale. Credit loss reserves existing at the time of the transfer of receivables to held for sale are recorded as additional charge-off upon transfer and totaled $268 million during 2016 compared with $1,622 million during 2015. Additionally, the credit portion of the

HSBC Finance Corporation

lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale was recorded as additional charge-off and totaled $576 million during 2016 compared with $234 million during 2015. Excluding the impact of charge-off dollars associated with receivables transferred to held for sale during both periods, dollars of net charge-offs decreased during 2016 reflecting lower levels of receivables held for investment and lower charge-off on accounts that reach 180 days contractual delinquency reflecting improved credit quality as a result of improvements in economic conditions and home prices during 2016. See "Credit Quality" for further discussion of our net charge-offs.
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
The following discusses our provision for credit losses by product for 2015 as compared with 2014:

•
The provision for credit losses for real estate secured receivables increased during 2015 largely due to the impact of our expanded receivable sales program which resulted in a lower of amortized cost or fair value adjustment of $234 million related to credit factors as discussed above. Excluding the impact of this item, the provision for credit losses remained higher during 2015. Both 2015 and 2014 were positively impacted by lower loss estimates due to lower receivable levels, lower reserve requirements on TDR Loans, and improved credit quality, including lower dollars of delinquency on accounts less than 180 days contractually delinquent, although the impact to the provision for credit losses was more pronounced during 2014. Additionally, 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.

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
Net charge-offs totaled $2,156 million during 2015 compared with $693 million during 2014. Net charge-offs during 2015 were significantly impacted by the expansion of our receivable sales program during 2015 as previously discussed. Credit loss reserves existing at the time of transfer associated with receivables transferred to held for sale are recorded as additional charge-off and totaled $1,622 million during 2015 compared with $58 million during 2014. Additionally, the credit portion of the lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale was recorded as additional charge-off and totaled $234 million during 2015. Excluding the impact of dollars of charge-offs related to receivables transferred to held for sale in both periods, net charge-offs decreased during 2015 reflecting lower receivable levels and lower charge-off on accounts that reach 180 days contractual delinquency as a result of improvements home prices since December 31, 2014 and improvements in economic conditions. See "Credit Quality" for further discussion of our net charge-offs.
Other Revenues  The following table summarizes the components of other revenues:

Year Ended December 31,	2016	2015	2014
	(in millions)
Derivative related expense	$(108)	$(97)	$(303)
Gain on debt designated at fair value and related derivatives	52	213	208
Servicing and other fees from HSBC affiliates	1	20	28
Lower of amortized cost or fair value adjustment on receivables held for sale	(212)	(130)	201
Gain on sale of real estate secured receivables	633	12	63
Other income	23	73	29
Total other revenues	$389	$91	$226
Derivative related expense includes realized and unrealized gains and losses on derivatives which did not qualify as effective hedges under hedge accounting principles and ineffectiveness on derivatives which are qualifying hedges. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. The following table summarizes derivative related expense for 2016, 2015 and 2014:

HSBC Finance Corporation

Year Ended December 31,	2016	2015	2014
	(in millions)
Net realized losses	$(26)	$(99)	$(105)
Mark-to-market on derivatives in our non-qualifying hedge portfolio	(91)	(16)	(212)
Hedge accounting ineffectiveness	9	18	14
Total derivative related expense	$(108)	$(97)	$(303)
We previously entered into interest rate swaps which were not designated as hedges under derivative accounting principles. These financial instruments were economic hedges but did not qualify for hedge accounting and were primarily used to minimize our exposure to changes in interest rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets. As we continued to accelerate the run-off and sale of our real estate secured receivable portfolio, the dynamics of the duration of our receivables changed due to lower prepayment rates and the corresponding increase in interest rate risk. As a result, in 2015, we began reducing the size of this portfolio of interest rate swaps. In May 2016, we terminated all of the remaining interest rate swaps in this portfolio of non-qualifying hedges. As a result of the elimination of our non-qualifying hedge portfolio, derivative related income (expense) in future periods will only reflect ineffectiveness for derivatives that are qualifying hedges.
Derivative related expense deteriorated during 2016 compared with 2015. The components of derivative related expense are discussed below:

•	Net realized losses improved during 2016 as a result of fewer non-qualifying hedges outstanding during the year.

•
Mark-to-market on derivatives in our non-qualifying hedge portfolio deteriorated during 2016 compared with 2015 reflecting the impact of falling rates which had occurred prior to the termination of the swaps and was more pronounced than the impact of falling rates in 2015.

•	Hedge accounting ineffectiveness was primarily related to our cross currency cash flow hedges that are approaching maturity.
Derivative related expense improved during 2015 compared with 2014. The components of derivative related expense are discussed below:

•	Net realized losses improved modestly during 2015 as a result of fewer non-qualifying hedges outstanding during the year.

•	Mark-to-market on derivatives in our non-qualifying hedge portfolio reflects the impact of falling long-term interest rates during both 2015 and 2014, although the impact was more pronounced in 2014.

•	Hedge accounting ineffectiveness was primarily related to our cross currency cash flow hedges.
Net income volatility in future periods has been reduced as a result of the elimination of our non-qualifying hedge portfolio. Derivative related expense for 2016 or any prior periods should not be considered indicative of the results for any future periods.
Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Gain on debt designated at fair value and related derivatives decreased during 2016 primarily due to lower net realized gains as a result of fewer derivative positions during the year as our fair value option debt and related derivatives mature as well as a tightening of our credit spreads. Gain on debt designated at fair value and related derivatives improved modestly during 2015 as a result of the impact of a widening of our credit spreads during 2015 and the impact of changes in market movements on certain debt and related derivatives that mature in the near term, partially offset by lower realized gains on the related derivatives as a result of fewer derivative positions as discussed above. See Note 9, "Fair Value Option," in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.
Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. The gain on debt designated at fair value and related derivatives for 2016 should not be considered indicative of the results for any future periods.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. ("HTSU") for certain office and administrative costs. Servicing and other fees from HSBC affiliates decreased during 2016 and 2015 due to lower rental income as a result of the sale of a data center located in Vernon Hills, Illinois to HTSU during the third quarter of 2015. Additionally

HSBC Finance Corporation

in 2016, servicing and other fees from HSBC affiliates includes a loss on extinguishment of debt of $6 million as a result of prepaying a $512 million draw on a credit agreement with an affiliate in December 2016.
Lower of amortized cost or fair value adjustment on receivables held for sale during 2016, 2015 and 2014 is summarized in the following table:

Year Ended December 31,	2016	2015	2014
	(in millions)
Income (expense)
Initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the period	$(11)	$—	$(113)
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	(201)	(130)	314
Lower of amortized cost or fair value adjustment	$(212)	$(130)	$201
During 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale totaling $587 million of which $11 million was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss). The remainder of the total initial lower of amortized cost or fair value adjustment for 2016 of $576 million was attributed to credit factors and recorded as a component of the provision for credit losses. During 2015, we recorded an initial lower of amortized cost or fair value adjustment of $234 million all of which was attributed to credit factors and recorded as a component of the provision for credit losses.
During 2016, we recorded an additional lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale totaling $201 million of which $263 million was attributable to fair value adjustments primarily as a result of establishing separate pools for receivables being marketed. Removing these receivables from their risk-based grouping impacts the valuation of the receivables remaining in the risked-based pools. This was partially offset by the impact of settlements resulting from receivable payoffs or the transfer of receivables to REO totaling $62 million. During 2015, we recorded an additional lower of amortized cost or fair value adjustment on receivables held for sale totaling $130 million of which $155 million related to changes in fair value and $25 million related to settlements.
See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Gain on sale of real estate secured receivables increased during 2016 and decreased during 2015. The following table summarizes receivables sold by period.

Year Ended December 31,	2016	2015	2014
	(in millions)
Unpaid principal balance at the time of sale	$10,130	$2,591	$2,927
Aggregate carrying value at the time of sale	8,973	1,995	2,152
Gain on sale of real estate secured receivables	633	12	63
Differences in the gain on sale of real estate secured receivables realized between years reflects both differences in the relative size of the receivable pools sold as well as differences in the composition of the receivable pools sold. The increase in 2016 also reflects improved pricing during the year, particularly during the fourth quarter.
Other income decreased during 2016 and increased during 2015. All periods were impacted by changes in the provision for estimated repurchase liabilities. Excluding the impact of changes in the provision for estimated repurchase liabilities from all periods, other income was essentially flat during 2016 and 2015.
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

HSBC Finance Corporation

Year Ended December 31,	2016	2015	2014
	(in millions)
Balance at beginning of period	$36	$86	$116
Increase (decrease) in liability recorded through earnings	20	(46)	(1)
Realized losses	(3)	(4)	(29)
Balance at end of period	$53	$36	$86
Operating Expenses  The following table summarizes the components of operating expenses. The cost trends in the table below include fixed allocated costs which will not necessarily decline in line with the run-off of our receivable portfolio in future periods.

Year Ended December 31,	2016	2015	2014
	(in millions)
Salaries and employee benefits	$158	$196	$197
Occupancy and equipment expenses, net	17	30	36
Real estate owned expenses	7	19	19
Support services from HSBC affiliates	158	224	271
Provision for securities litigation liability	575	700	—
Other expenses	180	240	165
Total operating expenses	$1,095	$1,409	$688
Salaries and employee benefits in 2016 and 2015 decreased due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. Salary and employee benefits in both 2016 and 2015 were impacted by severance costs resulting from changes in our receivable sales program in September 2016 and June 2015, respectively. Severance costs during 2016 totaled $21 million compared with $34 million in 2015.
Occupancy and equipment expenses, net decreased during 2016 and 2015 due to lower depreciation expense as a result of the sale of a data center during the third quarter of 2015 as discussed above as well as lower rent, repair and utility costs reflecting the impact of the continuing reduced scope of our business operations.
Real estate owned expenses decreased during 2016 driven by fewer average numbers of REO properties held during the year. Additionally, REO expenses in 2015 benefited from an out of period reduction in REO expense of approximately $7 million as discussed below. During 2016, we brought the servicing of our entire REO portfolio in-house.
Real estate owned expenses were impacted during 2015 by an adjustment to the final charge-off calculation at the time of foreclosure for certain receivables in prior periods. This resulted in an out of period reduction in REO expense of approximately $7 million when the REO properties associated with these receivables were sold. Excluding the impact of this item, REO expenses increased during 2015 driven by lower gains on sales of REO properties during 2015 as a result of a significant decrease in the number of REO properties sold during 2015. The increase in 2015 was partially offset by the impact of lower estimated losses due to continuing improvements in the housing market in 2015 and lower holding costs due to fewer average numbers of REO properties held during 2015 and lower costs per property.
Support services from HSBC affiliates decreased during 2016 and 2015 due to lower technology costs from an HSBC affiliate and lower fees for receivable servicing by HSBC affiliates as a result of the sale of receivables during 2016 and 2015. The decrease during 2016 also reflects the impact of terminating a guarantee during the third quarter of 2015 related to a surety bond.
Provision for securities litigation liability As discussed more fully in Note 20, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements, in June 2016, we agreed to pay $1,575 million to settle all claims of the outstanding securities litigation. During 2016 and 2015, we recorded a provision for securities litigation liability of $575 million and $700 million, respectively.
Other expenses decreased during 2016 reflecting lower litigation costs as well as the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs. These decreases were partially offset by an increase in file review costs related to our receivable sales program.
Other expenses increased during 2015 reflecting the impact of higher litigation costs, partially offset by lower fees for consulting services as well as lower third-party collection fees resulting from lower foreclosure activities as we have fewer receivables in the

HSBC Finance Corporation

process of foreclosure as a result of the receivable sales program. Other expenses in 2015 was also positively impacted by the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Income taxes Our effective tax rate was (31.7) percent in 2016 compared with (54.5) percent in 2015 and 29.1 percent in 2014. For a complete analysis of the differences between effective tax rates based on the total income tax provision attributable to pre-tax income and the statutory U.S. Federal income tax rate, see Note 11, "Income Taxes," in the accompanying consolidated financial statements.
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

Credit Quality

Credit Loss Reserves  As previously discussed, in September 2016 we transferred all remaining receivables classified as held for investment to held for sale. As a result, our entire receivable portfolio is now classified as held for sale which is carried at the lower of amortized cost or fair value and no longer has any associated credit loss reserves as any adjustments to the carrying value are reflected in other income. See "Critical Accounting Policies and Estimates" in this MD&A and Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in the accompanying consolidated financial statements for discussion on our policies for establishing credit loss reserves prior to September 2016.
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

At December 31,	2016	2015	2014	2013	2012
	(dollars are in millions)
Credit loss reserves(1)(2)	$—	$311	$2,217	$3,273	$4,607
Credit loss reserve ratios:(2)(3)(4)
Reserves as a percentage of receivables held for investment	—%	2.8%	8.4%	11.1%	12.9%
Reserves as a percentage of nonaccrual receivables held for investment	—	91.9	185.0	166.6	140.1

(1)
At December 31, 2015, 2014, 2013 and 2012, credit loss reserves includes $12 million, $33 million, $52 million and $132 million, respectively, related to receivables held for investment which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property.

(2)
Reserves associated with accrued finance charges, which totaled $51 million, $323 million, $326 million and $360 million at December 31, 2015, 2014, 2013 and 2012, respectively, are reported within our total credit loss reserve balances noted above, although receivables and nonaccrual receivables as reported generally exclude accrued finance charges. The credit loss reserve ratios presented in the tables above exclude any reserves associated with accrued finance charges.

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

HSBC Finance Corporation

At December 31,	2016	2015	2014	2013	2012
Credit loss reserve ratios:
Reserves as a percentage of receivables held for investment	—%	2.8%	8.5%	11.3%	13.4%
Reserves as a percentage of nonaccrual receivables held for investment	—	258.3	306.6	256.2	320.5
Credit loss reserves at December 31, 2015 are not comparable with December 31, 2014 as a result of the expansion of the receivable sales program in June 2015. Credit loss reserves associated with all receivables prior to their transfer to held for sale during 2015 totaled $1,622 million and were recognized as an additional charge-off at the time of the transfer to held for sale. Credit loss reserves at December 31, 2015 were also positively impacted by lower receivable levels and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent.
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
Credit loss reserve ratios Following is a discussion of changes in the reserve ratios we previously considered in establishing reserve levels. As discussed above, in September 2016 we transferred all remaining receivables classified as held for investment to held for sale and we no longer have any credit loss reserves. Accordingly, there are no credit loss reserve ratios at December 31, 2016.
Reserves as a percentage of receivables held for investment at December 31, 2015 decreased significantly as compared with December 31, 2014 as the decrease in credit loss reserves outpaced the decrease in receivables as the majority of the receivables transferred to held for sale in June 2015 as part of the expansion of the receivable sales program were classified as TDR Loans which carry higher reserve requirements. Reserves as a percentage of receivables were lower at December 31, 2014 as compared with December 31, 2013 as the decrease in credit loss reserves, largely due to the lower reserve requirements on TDR Loans and improved credit quality as discussed above, outpaced the decrease in receivables. Reserves as a percentage of receivables were lower at December 31, 2013 as compared with December 31, 2012 as the decrease in credit loss reserves outpaced the decrease in receivables.
Reserves as a percentage of nonaccrual receivables held for investment were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at December 31, 2015 decreased as compared with December 31, 2014 as the decrease in credit loss reserves outpaced the decrease in nonaccrual receivables as the majority of the nonaccrual receivables transferred to held for sale in June 2015 as discussed above were classified as TDR Loans which carry higher reserve requirements. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at December 31, 2014 were higher as compared with December 31, 2013 as the decrease in nonaccrual receivables, as discussed more fully below, outpaced the decrease in credit loss reserves. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from these ratios, reserves as a percentage of nonaccrual receivables at December 31, 2013 were lower as compared with December 31, 2012 as the decrease in credit loss reserves, driven by the lower reserve requirement for TDR Loans as discussed above, outpaced the decrease in nonaccrual receivables.
See Note 6, "Credit Loss Reserves," in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the years ended December 31, 2016, 2015 and 2014.

HSBC Finance Corporation

Delinquency and Charge-off Policies and Practices  Our delinquency and net charge-off ratios reflect, among other factors, changes in the quality of our receivables, transfers of receivables to held for sale, the average age of our receivables, the success of our collection and customer account management efforts, general economic conditions such as national and local trends in housing markets, interest rates, unemployment rates, any changes to our charge-off policies and significant catastrophic events such as natural disasters and global pandemics. See Note 2,"Summary of Significant Accounting Policies and New Accounting Pronouncements," in the accompanying consolidated financial statements for a description of our charge-off and nonaccrual policies.
Delinquency  Our policies and practices for the collection of receivables, including our customer account management policies and practices, permit us to modify the terms of receivables, either temporarily or permanently (a "modification"), and/or to reset the contractual delinquency status of an account that is contractually delinquent to current (a "re-age"), based on indicators or criteria which, in our judgment, evidence continued payment probability. Such policies and practices are designed to manage customer relationships, improve collection opportunities and avoid foreclosure or repossession as determined to be appropriate. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and be included in our delinquency ratios.
The table below summarizes dollars of two-months-and-over contractual delinquency for receivables held for investment and receivables held for sale and two-months-and-over contractual delinquency as a percent of receivables and receivables held for sale ("delinquency ratio"). As previously discussed, in June 2015 we expanded our receivable sales program and in September 2016 we transferred all of the remaining receivables classified as held for investment to held for sale which must be considered in comparing dollars of contractual delinquency and the delinquency ratio between the periods presented.

At December 31,	2016	2015	2014
	(dollars are in millions)
Dollars of contractual delinquency(1):
Real estate secured receivables held for investment:
Late stage delinquency(2)(3)	$—	$195	$440
Individually evaluated for impairment(4)	—	102	891
Collectively evaluated for impairment(5)	—	69	211
Total real estate secured receivables held for investment	—	366	1,542
Real estate secured receivables held for sale(6)	457	569	530
Total	$457	$935	$2,072
Delinquency ratio:
Real estate secured receivables held for investment:
Late stage delinquency	—%	59.82%	63.49%
Individually evaluated for impairment	—	8.02	8.89
Collectively evaluated for impairment	—	.91	1.77
Total real estate secured receivables held for investment	—	4.00	6.80
Real estate secured receivables held for sale	8.05	6.88	61.63
Total	8.05%	5.37%	8.81%

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

(2)
Two-months-and-over contractually delinquent receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At December 31, 2015 and December 31, 2014, the amounts above include $23 million and $60 million, respectively, of receivables that at some point in their life cycle were written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 60 and 180 days past due.

(3)	Amount includes TDR Loans which totaled $131 million and $297 million at December 31, 2015 and December 31, 2014, respectively.

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

(6)
At December 31, 2016, December 31, 2015 and December 31, 2014, dollars of contractual delinquency for receivable held for sale includes $333 million, $443 million and $381 million, respectively, of real estate secured receivables which are also classified as TDR Loans.

Dollars of delinquency and the delinquency ratio for real estate secured receivables held for investment At December 31, 2016, there were no dollars of delinquency or delinquency ratio for receivables held for investment as all receivables are classified as held for sale.
Dollars of delinquency for receivables held for sale at December 31, 2016 decreased as compared with December 31, 2015 as a result of receivables sold during 2016 and improvements in credit quality, partially offset by the transfer to held for sale in September 2016 of all receivables remaining in our held for investment portfolio.
Delinquency ratio for real estate secured receivables held for sale The delinquency ratio for receivables held for sale was 8.05 percent at December 31, 2016 compared with 6.88 percent December 31, 2015. The increase as compared to December 31, 2015 reflects the impact of real estate secured receivable sales during 2016 as a significant portion of the receivables sold were less than 30 days contractually delinquent which results in receivables held for sale decreasing at a faster pace than dollars of delinquency. Additionally, the transfer to held for sale of all receivables remaining in our held for investment portfolio in September 2016 also impacts the comparability of the delinquency ratio between periods.
See "Customer Account Management Policies and Practices" regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables ("net charge-off ratio"). During a quarter in which receivables are transferred to receivables held for sale, those receivables continue to be included in the average receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer, including the recognition of existing credit loss reserves at the time of transfer and the credit portion of the lower of amortized cost or fair value adjustment, if any, remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average receivables as such receivables are carried at the lower of amortized cost or fair value and, accordingly, there are no further charge-offs associated with these receivables. As a result, the amounts and ratios presented below are not comparable between periods.

Year Ended December 31,	2016	2015	2014
	(dollars are in millions)
Net charge-off dollars:
Real estate secured receivables	$932	$2,156	$711
Personal non-credit card receivables(1)	—	—	(18)
Total	$932	$2,156	$693
Net charge-off ratio:
Real estate secured receivables	15.38%	14.41%	2.91%
Personal non-credit card receivables(1)	—	—	—
Total	15.38%	14.41%	2.84%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	15.50%	14.54%	2.99%

(1)
Although we sold our personal non-credit card receivable portfolio on April 1, 2013, subsequent to April 1, 2013 we continued to receive recoveries on personal non-credit card receivables that were fully charged-off prior to the sale of the portfolio. These recoveries are reflected in the table above. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio for our personal non-credit card receivable portfolio cannot be calculated for 2014. However, the recoveries for personal non-credit card receivables are reflected in the total net charge-off ratio for 2014.

Net real estate secured receivable charge-offs dollars for all periods were impacted by the transfer of additional receivables to held for sale. Credit loss reserves existing at the time of transfer are recorded as additional charge-off upon transfer and totaled $268 million, $1,622 million and $58 million during 2016, 2015 and 2014 respectively. Additionally, the credit portion of the lower of amortized cost or fair value adjustment recorded at the time of transfer to receivables held for sale was recorded as additional charge-off and totaled $576 million and $234 million during 2016 and 2015, respectively. There was not a credit related lower of amortized cost or fair value adjustment recorded during 2014. Net charge-off dollars for 2016 also includes an out of period

HSBC Finance Corporation

adjustment which decreased net charge-offs by $12 million in order to properly reflect charge-offs for receivables which received a partial forgiveness of principal as a result of an account modification.
Excluding the impact to net charge-off dollars related of the items discussed above, net charge-offs dollars remained lower in 2016 as compared with 2015 and 2014 reflecting lower levels of receivables held for investment and lower charge-off on accounts that reach 180 days contractual delinquency reflecting improved credit quality as a result of improvements in economic conditions and home prices. As a result of transferring all of the remaining receivables held for investment to held for sale in September 2016, no additional charge-offs will be recorded in future periods.
The net real estate secured receivable charge-off ratio for 2016 increased as compared with 2015 and 2014 reflecting the impact of lower average receivable levels, partially offset by lower dollars of net charge-offs as discussed above.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for 2016 increased compared with 2015 and 2014 reflecting the impact of lower average receivable levels, partially offset by the impact of lower dollars of net charge-offs as discussed above and lower REO expenses. See "Results of Operations" for further discussion of REO expense.
Nonperforming Assets  As previously discussed, during the third quarter of 2016 we transferred to held for sale all remaining receivables classified as held for investment which must be considered in comparing nonperforming assets between periods. Nonperforming assets consisted of the following for the periods presented:

At December 31,	2016	2015	2014
	(in millions)
Nonaccrual real estate secured receivables held for investment:(1)
Late stage delinquency(2)(3)	$—	$187	$417
Individually evaluated for impairment(4)	—	54	465
Collectively evaluated for impairment(5)	—	42	142
Total nonaccrual real estate secured receivables held for investment(6)	—	283	1,024
Real estate owned	31	88	159
Nonaccrual receivables held for sale(1)(7)	381	386	509
Total nonperforming assets	$412	$757	$1,692

(1)
The receivable balances included in this table reflect the principal amount outstanding on the receivable net of any charge-off recorded in accordance with our existing charge-off policies but exclude any basis adjustments to the receivable such as unearned income, unamortized deferred fees and costs on originated receivables, purchase accounting fair value adjustments and premiums or discounts on purchased receivables. Additionally, the balances in this table related to receivables which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer. Nonaccrual receivables reflect all receivables which are 90 or more days contractually delinquent as well as second lien receivables (regardless of delinquency status) where the first lien receivable that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables held for investment and held for sale do not include receivables totaling $252 million, $501 million and $627 million at December 31, 2016, December 31, 2015 and December 31, 2014, respectively, which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged receivable subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)
Nonaccrual receivables are classified as "late stage delinquency" if at any point in its life cycle it has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies (generally 180 days past due). However, as a result of account management actions or other account activity, these receivables may no longer be greater than 180 days past due. At December 31, 2015 and December 31, 2014 the amounts above include $15 million and $35 million, respectively, of receivables held for investment that at some point in their life cycle were evaluated for write-down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, but are currently between 90 and 180 days past due.

(3)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $124 million at December 31, 2015 and $274 million at December 31, 2014.

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

(6)	At December 31, 2015 and December 31, 2014, nonaccrual second lien real estate secured receivables held for investment totaled $63 million and $122 million, respectively.

HSBC Finance Corporation

(7)
At December 31, 2016, December 31, 2015 and December 31, 2014, nonaccrual receivables held for sale include $272 million, $285 million and $362 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual real estate secured receivables held for investment At December 31, 2016, there were no nonaccrual receivables held for investment as all receivables are classified as held for sale.
Nonaccrual receivables held for sale decreased modestly at December 31, 2016 compared with December 31, 2015 as the impact of receivables sold during 2016 and improvements in credit quality were largely offset by the transfer to held for sale in September 2016 of all receivables remaining in our held for investment portfolio.
At December 31, 2016, December 31, 2015 and December 31, 2014, nonaccrual receivables and receivables held for sale in the table above include TDR Loans totaling $272 million, $463 million and $1,101 million, respectively, some of which at December 31, 2015 and December 31, 2014 are carried at the lower of amortized cost of the fair value of the collateral less cost sell in accordance with our existing charge-off policies. See Note 5, "Receivables Held for Investment, net," in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
Customer Account Management Policies and Practices  Our policies and practices focus on ethical and effective collection and customer account management efforts for each receivable. Our customer account management policies and practices permit us to take action with respect to delinquent or troubled accounts based on criteria which, in our judgment, evidence continued payment probability, as well as a continuing desire for borrowers to stay in their homes. The policies and practices are designed to manage customer relationships, improve collection opportunities and avoid foreclosure as determined to be appropriate. From time to time we re-evaluate these policies and procedures and make changes as deemed appropriate.
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

Our account management programs include certain eligibility criteria, including time since last account management action, minimum qualifying payment required and a maximum number of account management actions during a five year period.

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

	Number of Accounts	Outstanding Receivable Balance(1)
	(accounts are in thousands)	(dollars are in millions)
December 31, 2016:
Collection re-age only	24.7	$991
Modification only	2.1	76
Modification re-age	17.3	957
Total receivables modified and/or re-aged(1)	44.1	$2,024
December 31, 2015:
Collection re-age only	63.9	$4,429
Modification only	5.9	451
Modification re-age	53.9	4,631
Total receivables modified and/or re-aged(1)	123.7	$9,511
December 31, 2014:
Collection re-age only	84.8	$6,551
Modification only	6.2	562
Modification re-age	64.2	6,550
Total receivables modified and/or re-aged(1)	155.2	$13,663

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

The following table provides information regarding the delinquency status of receivables remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of December 31, 2016, December 31, 2015 and December 31, 2014 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
December 31, 2016	79%	6%	15%	76%	6%	18%
December 31, 2015	84	6	10	85	6	9
December 31, 2014	77	8	15	79	8	13

HSBC Finance Corporation

The following table provides information regarding real estate secured modified and/or re-aged receivables during 2016, 2015 and 2014:

Year Ended December 31,	2016	2015	2014
	(in millions)
Balance at beginning of period	$9,511	$13,663	$16,564
Additions due to an account management action(1)	207	383	579
Payments(2)	(725)	(1,109)	(1,136)
Net charge-offs(3)	(69)	(1,927)	(436)
Transfer to real estate owned	(51)	(112)	(194)
Receivables held for sale that have subsequently been sold	(6,423)	(1,861)	(1,909)
Change in lower of amortized cost or fair value on receivables held for sale	(426)	474	195
Balance at end of period	$2,024	$9,511	$13,663

(1)	Includes collection re-age only, modification only, and modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.

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

The following table summarizes receivables modified during 2016 and 2015 some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in millions)
Foreclosure avoidance programs(1)(2):
Year ended December 31, 2016	5.1	$396
Year ended December 31, 2015	7.6	866

(1)	Includes all receivables modified during 2016 and 2015 regardless of whether the receivable was also re-aged.

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

HSBC Finance Corporation

Because our lending activities were primarily to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at December 31, 2016 or December 31, 2015. The following table reflects the percentage of receivables (including receivables held for investment and held for sale) by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables (including Receivables Held for Sale)
	December 31, 2016	December 31, 2015
New York	9.0%	6.8%
California	8.7	9.4
Florida	5.9	6.0
Pennsylvania	5.9	6.2
Ohio	5.3	6.2

Liquidity and Capital Resources

HSBC Finance Corporation HSBC Finance Corporation, an indirect wholly owned subsidiary of HSBC Holdings plc., is the parent company that owns the outstanding common stock of its subsidiaries.
HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to fund its operations, service its debt obligations and pay dividends to its preferred stockholder. We did not pay any dividends on our common stock in 2016 or 2015. We maintain our capital at levels consistent with our regulatory requirements, risk appetite and internal capital adequacy process.
HSBC Finance Corporation manages all of its operations directly and in 2016, funded these businesses primarily through proceeds from sales of real estate secured receivables, liquidation of short-term investments, cash generated from operations, including receivable payments and pay-offs and REO sales proceeds.
At various times, we make capital contributions to our subsidiaries to comply with regulatory guidance, support operations or provide funding for long-term facilities and technological improvements. During 2016 and 2015, capital contributions to certain subsidiaries were more than offset by dividends paid to HSBC Finance Corporation.
HSBC Related Funding  We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC's operations in the United States. All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are sourced primarily through HSBC USA or HSBC North America.
Due to affiliates totaled $3,300 million and $5,925 million at December 31, 2016 and December 31, 2015, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
In July 2016, we prepaid a $600 million loan agreement with HSBC North America. In October 2016, we prepaid a $1,000 million loan agreement with HSBC North America. In December 2016, we prepaid $512 million that was outstanding under a credit agreement with HSBC USA.
See Note 16, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
Short-Term Investments  Securities purchased under agreements to resell totaled $2,392 million and $2,724 million at December 31, 2016 and December 31, 2015, respectively. Interest bearing deposits at banks totaled $1,500 million at December 31, 2016 and were with HSBC Bank USA. We did not have any interest bearing deposits at banks at December 31, 2015. Short-term investments increased as compared with December 31, 2015 reflecting cash received from receivable sales, partially offset by the retirement of debt, payment of the securities litigation settlement and the redemption of the Series B preferred stock.

HSBC Finance Corporation

Long-Term Debt (excluding amounts due to affiliates) decreased to $4,340 million at December 31, 2016 from $9,510 million at December 31, 2015. There were no issuances of long-term debt during 2016 or 2015. Repayments of long-term debt totaled $5,107 million and $6,546 million during 2016 and 2015, respectively.
Secured financings previously issued under public trusts of $404 million at December 31, 2016 are secured by $750 million of closed-end real estate secured receivables which are classified as receivables held for sale at December 31, 2016. Secured financings previously issued under public trusts of $879 million at December 31, 2015 were secured by $1,654 million of closed-end real estate secured receivables which are classified as receivables held for investment at December 31, 2015.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance of all foreign-denominated notes to fix the notes in U.S. dollars.
We have used derivatives for managing interest rate and currency risk and have received loan commitments from affiliates, but we do not otherwise enter into off-balance sheet transactions.
Preferred Stock In November 2010, we issued 1,000 shares of Series C preferred stock to an affiliate for $1.0 billion. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. During years in which there is an accumulated deficit, dividends on the Series C preferred stock are paid from additional paid-in-capital. The Series C preferred stock may be redeemed at our option after November 30, 2025.
In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. On June 30, 2016, we redeemed all of the outstanding shares of the 6.36 percent Non-cumulative Series B preferred stock for $575 million.
See Note 12, "Redeemable Preferred Stock," in the accompanying consolidated financial statements for additional information.
Common Equity  During 2016 and 2015, we did not receive any capital contributions.
Equity ratio  Common and preferred equity to total assets totaled 39.14 percent at December 31, 2016 compared with 27.48 percent at December 31, 2015.
HSBC North America continues to review the composition of its capital structure following the adoption by the U.S. banking regulators of the final rules implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision, which were effective as of January 1, 2014. Upon receipt of regulatory approval, we have replaced instruments whose treatment was less favorable under the new rules with Basel III compliant instruments. Any required funding has been, or will be, integrated into the overall HSBC North America funding plans and we expect it to be sourced through HSBC USA, HSBC North America, or through direct support from HSBC or its affiliates.
HSBC North America participates in the FRB's CCAR program and submitted its latest CCAR capital plan and annual company-run stress test results in April 2016. In June 2016, the FRB informed HSBC North America that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2016 CCAR submission. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
2017 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2017:

Funding Needs and Sources for 2017	Minimum	-	Maximum
	(in billions)
Funding needs:
Unsecured debt maturities	$1	-	$2
Short term investments	4	-	5
Total funding needs	$5	-	$7
Funding sources:
Receivable sales	$5	-	$6
Other(1)	—	-	1
Total funding sources	$5	-	$7

(1)	Primarily reflects miscellaneous cash provided by operating activities.
For 2017, we expect proceeds from sales of real estate secured receivables and other balance sheet attrition will generate the

HSBC Finance Corporation

liquidity necessary to meet our maturing debt obligations.
Capital Expenditures Capital expenditures in 2016 and 2015 totaled $1 million and $1 million, respectively. Capital expenditures in 2017 are not expected to be significant.
Commitments We entered into commitments to meet the financing needs of our customers. In some cases, we have the ability to reduce or eliminate these open lines of credit. At December 31, 2016 and December 31, 2015, we had $70 million and $88 million, respectively, of open consumer lines of credit.
Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2016 by period due:

	2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Principal balance of debt:
Due to affiliates	$—	$2,500	$—	$—	$731	$—	$3,231
Long-term debt (1)	1,426	270	154	—	2,336	134	4,320
Total debt	1,426	2,770	154	—	3,067	134	7,551
Operating leases:
Minimum rental payments	4	3	2	1	—	—	10
Non-qualified postretirement benefit liability(2)	13	12	12	11	10	132	190
Total contractual cash obligations	$1,443	$2,785	$168	$12	$3,077	$266	$7,751

(1)	Maturities of long-term debt at December 31, 2016 include secured financings based on the anticipated clean-up date for the collateralized funding transaction.

(2)	The expected benefit payments included in the table above includes both continuing and discontinued operations as well as a future service component.
These cash obligations could be funded through proceeds of sales of real estate secured receivables, liquidation of short-term investments, cash generated from operations, including receivable payments and pay-offs and REO sales, funding from affiliates or capital contributions from HSBC.
The pension obligation for our employees are the contractual obligation of HSBC North America and, therefore, are excluded from the table above.
Our purchase obligations for goods and services at December 31, 2016 were not significant.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives or changes in the fair value of receivables held for sale, REO or receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell affects the comparability of reported results between periods. Accordingly, our results for the year ended December 31, 2016 should not be considered indicative of the results for any future period.
Fair Value Hierarchy  Accounting principles related to fair value measurements establish a fair value hierarchy structure that prioritizes the inputs to valuation techniques used to determine the fair value of an asset or liability (the "Fair Value Framework"). The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants' assumptions. It emphasizes the use of valuation methodologies that maximize market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment. We consider the following factors in developing the fair value hierarchy:

HSBC Finance Corporation

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
Level 2 inputs are inputs that are observable either directly or indirectly but do not qualify as Level 1 inputs. We generally classify derivative contracts as well as our own debt issuance for which we have elected fair value option as Level 2 measurements. These valuations are typically obtained from a third party valuation source which, in the case of derivatives, includes valuations provided by HSBC Bank USA.
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At December 31, 2016 and December 31, 2015, our Level 3 assets recorded at fair value on a non-recurring basis totaling $5,674 million (41 percent of total assets) and $8,265 million (34 percent of total assets), respectively. At December 31, 2016 and December 31, 2015, we had no Level 3 assets recorded at fair value on a recurring basis.
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
See Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value. Additionally, see Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for information about transfers between Level 1 and Level 2 measurements and transfers between Level 2 and Level 3 measurements during 2016 and 2015.

Risk Management

Overview  Managing risk effectively is fundamental to the delivery of our strategic priorities. To do so, we employ a risk management framework at all levels and across all risk types. This framework fosters the continuous monitoring of the risk environment and an integrated evaluation of risks and their interactions. It also ensures that we have a robust and consistent approach to risk management across all of our activities. While we are subject to a number of legal and regulatory actions and investigations, our risk management framework has been designed to provide robust controls and ongoing monitoring of our principal risks. We strive to continuously improve our risk management processes through ongoing employee training and development.
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
Our Board of Directors and its committees, principally the Audit, Risk and Compliance Committees, have oversight responsibility for the effective management of risk. The Risk Committee advises the Board of Directors on our business run-off strategy, risk governance and internal controls as well as high-level risk related matters.

HSBC Finance Corporation

Management is accountable for the ongoing monitoring, assessment and management of the risk environment and the effectiveness of our risk management policies. Day-to-day risk management activities are the responsibility of senior managers of individual businesses, supported by HSBC global functions. We use the Three Lines of Defense ("LoD") model to underpin our approach to strong risk management. It defines who is responsible to do what to identify, assess, measure, manage, monitor, and mitigate risks, encouraging collaboration and enabling efficient coordination of risk and control activities. The principle of individual accountability is exercised across the organization and is fundamental to risk ownership and risk management. Decisions are not taken by committees, but by specific individuals, in accordance with the Three LoD model, to promote clear accountability. The Board and its sub-committees remain collective decision-making bodies. All employees are required to identify, assess and manage risk within the scope of their assigned responsibilities and, as such, they are critical to the effectiveness of the Three LoD model.
Our Risk Management function is headed by our Chief Risk Officer, who is responsible for the risk management framework. This includes establishing policies, monitoring of risk profiles and forward-looking risk identification and management. Executive accountability for the ongoing monitoring, assessment and management of the risk environment and the effectiveness of risk management policies resides with the Chief Risk Officer supported by the Risk Management Meeting ("RMM") of the HSBC Finance Corporation Executive Committee ("EXCO"). EXCO is the senior most management committee at HSBC Finance Corporation and the RMM is its meeting to discuss risk matters.
Specific oversight of various risk management processes occurs through the following HSBC North America or Risk Committees:

•	the HSBC North America Asset Liability Committee ("HSBC North America ALCO");

•	the Operational Risk Committee;

•	the HSBC North America Third Party Risk Oversight Committee;

•	the HSBC North America Capital Management Committee;

•	the Regulatory Compliance Governance Committee; and

•	the Financial Crime Compliance ("FCC") Governance Committee.
Each of these committees, as well as the RMM, have separate charters which detail their respective roles and responsibilities as it relates to risk oversight.
HSBC North America ALCO provides oversight of all liquidity, interest rate and market risk and is chaired by the HSBC North America Chief Financial Officer. Our Chief Executive Officer, Chief Financial Officer and Treasurer are members of the HSBC North America ALCO. Subject to the approval of our Board of Directors and HSBC Group, the HSBC North America ALCO advises the Chief Financial Officer of HSBC North America in setting the limits of acceptable risk, monitoring the adequacy of the tools used to measure risk and assessing the adequacy of reporting. In managing these risks, we seek to protect both our income stream and the value of our assets. The HSBC North America ALCO also conducts contingency planning with regard to liquidity.
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

•	Market risk is the risk that movements in market factors, including interest rates and foreign currency exchange rates, will reduce our income or the value of our portfolios;

•	Interest rate risk is the potential reduction of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to rate movements;

•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events (including legal risk);

HSBC Finance Corporation

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

•	Pension risk is the risk of increased costs from the post-employment benefit plans that we have established for our employees.
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

Credit Risk Management  Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract. Day-to-day management of credit risk is administered by our Retail Chief Credit Officer with ultimate reporting responsibility to the Chief Risk Officer. The Chief Risk Officer reports to the HSBC North America Chief Executive Officer, to the Risk Committee of the HSBC North America Board of Directors and to the HSBC Group Chief Risk Officer. Our credit and portfolio management procedures currently focus on effective collections and customer account management efforts, in addition to supporting disciplined execution of the receivable sales program. Our customer account management policies and practices are described under the caption "Credit Quality - Customer Account Management Policies and Practices" in this MD&A. Also see Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in the accompanying consolidated financial statements for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC Group standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine "early warning" indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.
Credit Review is an independent and critical Second LoD function. Its mission is to identify and evaluate areas of credit risk within our business. Credit Review will identify risks and provide an ongoing assessment as to the effectiveness of the risk management framework and the related portfolios. Credit Review will independently assess the business and risk management functions to ensure that our receivable portfolio is managed and operating in a manner that is consistent with HSBC Group strategy, risk appetite, appropriate local and HSBC Group credit policies and procedures and applicable regulatory requirements. To ensure its independent stature, the Credit Review Charter is endorsed by the Risk Committee of our Board of Directors which grants the Head of Credit Review unhindered access to the Risk Committee, and executive sessions at the discretion of the Head of Credit Review. Accordingly, our Board of Directors will have oversight of the Credit Review annual and ongoing plan, quarterly plan updates and results of reviews.
Counterparty credit risk is our primary exposure on our currency swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At December 31, 2016 and December 31, 2015, all of our existing currency swap derivative contracts are with HSBC Bank USA. The fair value of our agreements with

HSBC Finance Corporation

HSBC Bank USA required us to provide collateral to the affiliate of $317 million at December 31, 2016 and $491 million at December 31, 2015, all of which was provided in cash.
See Note 10, "Derivative Financial Instruments," in the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for information regarding the fair value of our financial instruments.
Liquidity Risk Management  Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due because of inadequate cash flow or the inability to liquidate assets or obtain funding itself. Liquidity is managed to provide the ability to generate cash to fund our assets and meet commitments at a reasonable cost in a reasonable amount of time while maintaining routine operations and market confidence. The primary driver of our liquidity going forward will be sales of real estate secured receivables and other balance sheet attrition. However, as we continue to execute our receivables sales program, cash flows subsequent to 2017 may not provide sufficient cash to fully cover maturing debt in future periods. We currently do not expect third-party debt to be a source of funding for us in the future given the run-off nature of our business. Any required incremental funding has been integrated into the overall HSBC North America funding plan and we expect it to be sourced through HSBC USA, HSBC North America, or will be obtained through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.
HSBC North America maintains a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on its businesses. The liquidity contingency funding plan is reviewed annually and approved by the Risk Committee of the Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators is monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, widening of our credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without HSBC affiliate access to the wholesale unsecured funding market for at least 90 days. Contingency funding needs will be satisfied primarily through liquidation of short term investments, sale of receivables or secured borrowing using the mortgage portfolio as collateral. We maintain a liquid asset buffer consisting of cash and short-term liquid assets.
We project cash flow requirements and determine the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated balance sheet run-off, including liquidation of receivables held for sale, contingent liabilities and the ability of HSBC USA to access wholesale funding markets.
Prior to 2016, we employed stressed coverage ratios to define, monitor and control our liquidity and funding risk in accordance with HSBC policy. Stressed coverage ratios, incorporating HSBC-specific stress scenarios, were used to monitor the resilience to severe liquidity stresses. Beginning in 2016, HSBC replaced these stressed coverage ratios with the Basel Committee based Liquidity Coverage Ratio ("LCR") as discussed below. As a result, we now employ this ratio as part of our approach to liquidity risk management.
The Basel Committee based LCR is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. Under European Commission Delegated Regulation 2015/61, the Basel Committee based LCR became a minimum regulatory standard beginning in 2015. At December 31, 2016 and December 31, 2015, our LCR ratio under the EU LCR rule was significantly in excess of 100 percent. A LCR ratio of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
In September 2014, the FRB, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation issued final regulations to implement the LCR in the U.S., applicable to certain large banking institutions, including HSBC North America. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. The LCR final rule does not address the net stable funding ratio ("NSFR") requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America. The NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR final rule, is more stringent in several areas including the required stable funding factors applied to certain assets such as mortgage-backed securities. Under the proposal, U.S. institutions would be required to comply with the NSFR rule by January 1, 2018, consistent with the scheduled global implementation of the Basel Committee based NSFR.

HSBC Finance Corporation

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
In 2015, the Financial Stability Board ("FSB") issued final standards for total loss-absorbing capacity ("TLAC") requirements for global systemically important banks ("G-SIBs"), which will apply to our ultimate parent HSBC once implemented in the United Kingdom ("U.K."). The new standard also permits authorities in host jurisdictions to require "internal" TLAC to be prepositioned (issued by local entities to either parent entities or third parties). The purpose of this new standard is to ensure that G-SIBs have sufficient loss-absorbing and recapitalization capacity available to implement an orderly resolution with continuity of critical functions and minimal impact on financial stability, and to ensure cooperation between home and host authorities during resolution. The new standard calls for all G-SIBs to be subject to TLAC requirements starting January 1, 2019, to be fully phased in January 1, 2022. In the United States, the FRB adopted final rules implementing the FSB's TLAC standard in the U.S. in December 2016. The rules require, among other things, the U.S. intermediate holding companies of non-US G-SIBs, including HSBC North America, to maintain minimum amounts of TLAC which would include minimum levels of Tier 1 capital and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019, without the benefit of a phase-in period. The TLAC rules also include 'clean holding company requirements' that impose limitations on the types of financial transactions that HSBC North America could engage in. The FSB's TLAC standard and the FRB's rules represent a significant expansion of the current regulatory capital framework that may require HSBC North America to issue additional long-term debt.
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
The following table summarizes our credit ratings at both December 31, 2016 and December 31, 2015:

	Standard & Poor's Corporation	Moody's Investors Service	Fitch, Inc.
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
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
In July 2016, Standard & Poor's Corporation ("S&P") took various rating agency actions on U.K. banks, including HSBC, to reflect rising economic risks for the U.K. domestic banking industry, including potential pressures arising from the U.K. vote to leave the EU. As a result, S&P changed the rating outlook for HSBC Finance Corporation to negative from stable. While the outlook changed, S&P affirmed its ratings for HSBC Finance Corporation.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. As of December 31, 2016, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
Other conditions that could negatively affect our liquidity include unforeseen capital requirements, a strengthening of the U.S. dollar which would require us to post additional collateral for our cross currency swaps, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC and its subsidiaries.
See "Liquidity and Capital Resources" for further discussion of our liquidity position.
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

HSBC Finance Corporation

We maintain an overall risk management strategy that primarily uses standard, over-the-counter cross currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of cross currency interest rate swaps.
We manage our exposure to foreign currency exchange risk primarily through the use of cross currency interest rate swaps. Our financial statements are affected by movements in exchange rates on our foreign currency denominated debt.
Interest Rate Risk Management  Interest rate risk is the potential reduction of net interest income due to mismatched pricing between assets and liabilities as well as losses due to rate movements. We use simulation models to measure the impact of anticipated changes in interest rates on net interest income and execute appropriate risk management actions. The key assumptions used in these models include projected balance sheet attrition, cash flows from a certain derivative financial instrument and changes in market conditions. While these assumptions are based on our best estimates of future conditions, we cannot precisely predict our earnings due to the uncertainty inherent in the economic environment. Historically we have used derivative financial instruments, principally standard, over-the-counter interest rate swaps, to manage these exposures.
Our exposure to interest rate risk is also changing as the balance sheet declines and a growing percentage of our remaining real estate receivables are modified and/or re-aged. Prior to the credit crisis, real estate receivables had original contractual maturities of 30 years but active customer refinancing resulted in a much shorter duration of three years. Debt was typically issued in intermediate and longer term maturities (5 to 10 years) to maximize the liquidity benefit. The interest rate risk created by combining short duration assets with long duration liabilities was reduced historically by entering into hedge positions that reduced the duration of the liabilities portfolio.
The duration assumption for our fixed rate real estate secured receivable portfolio is estimated to be 3.8 years at December 31, 2016 reflecting the impact of a higher percentage of receivables staying on our balance sheet longer than prior to the credit crisis due to the impact of modification programs and/or lack of refinancing alternatives. At the same time, the duration of our liability portfolio continues to decline due to the passage of time and the absence of new long-term debt issuance.
A principal part of our management of interest rate risk is to monitor the sensitivity of projected net interest income under varying interest rate scenarios (simulation modeling). We aim, through our management of interest rate risk, to mitigate the effect of prospective interest rate movements which could reduce future net interest income, while weighing the cost of hedging activities on the current net revenue stream.
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

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income:
Resulting from a gradual 100 basis point increase in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$35	17.7%	$14	1.9%
Resulting from a gradual 100 basis point decrease in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	(35)	(17.7)	(10)	(1.3)
Resulting from an immediate 50 basis point decrease in the yield curve	(25)	(12.7)	(3)	.4
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

HSBC Finance Corporation

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
Operational Risk Management  Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events (including legal risk). Operational risk is relevant to every aspect of our business and covers a wide spectrum of risks. Our strategy is to manage operational risks in a cost effective manner, within targeted levels consistent with the risk appetite. Our Operational Risk Management Framework ("ORMF") ensures minimum standards of governance and organization over operational risk and internal control throughout HSBC Finance Corporation and covers all our businesses and operations (including all activities, processes and systems). During 2016, our risk profile was dominated by compliance and legal risks. The incidence of and response to regulatory proceedings and other adversarial proceedings against financial services firms is significant. We have prioritized resources to develop and execute remedial actions to regulatory matters, including enhancing or adding internal controls and we closely monitor the possible impacts of litigation on our operational risk profile.
We have established an independent operational risk management discipline in the U.S. which is led by the U.S. Head of Operational Risk and Risk Strategy, reporting to the Chief Risk Officer. The mission of the Operational Risk Committee, chaired by the U.S. Head of Operational Risk and Risk Strategy, is to provide governance and strategic oversight of the ORMF, including the identification, assessment, monitoring and appetite of operational risk. Selected results and reports from this committee are communicated to the RMM and subsequently to the Risk Committee of the Board of Directors. Management in the First LoD is responsible for managing and controlling operational risk. In addition, the central operational risk function, in conjunction with the other second line subject matter experts, provides functional oversight by coordinating the following activities:

•	developing operational risk management policies and procedures;

•	developing and managing methodologies and tools to support the identification, assessment, and monitoring of operational risks;

•	providing firm-wide operational risk and control reporting;

•	identifying emerging risks;

•	analyzing root-cause of large operational risk losses;

•	providing operational risk training and awareness programs for employees throughout the firm;

•	communicating with the First LoD, including Business Risk and Control Managers, to ensure the ORMF is executed within their respective business or function;

•	independently reviewing the operational risk and control assessments, communicating results to management and monitoring remedial actions that may be necessary to improve the assessments; and

•	modeling operational risk losses and scenarios for capital management purposes.
Management of operational risk includes identification, assessment, monitoring, mitigation, rectification, and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the ORMF have been communicated by issuance of HSBC standards and procedures. Details and local application of the standards have been documented and communicated by issuance of a U.S. Operational Risk Policy. Key elements of the policy and our ORMF include:

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

HSBC Finance Corporation

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
Internal Audit, which is the Third LoD, provides an important independent check on controls and test institutional compliance with the ORMF. Internal Audit utilizes a risk-based approach to determine its audit coverage in order to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance and reporting. This includes reviews of the ORMF, the effectiveness and accuracy of the risk assessment process, and the loss data collection and reporting activities.
Compliance Risk Management  Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, rules, codes, regulations and standards of good market practice causing us to incur fines, penalties and damage to our business and reputation. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization. Compliance risk is managed through a compliance risk management program made up of Regulatory Compliance (designed to comply with the spirit and letter of the laws, regulations, rules codes and standards) and Financial Crime Compliance (designed to prevent, detect and deter compliance issues, including money laundering and terrorist financing activities). Under the oversight of the Compliance Committee of the Board of Directors and senior management, the Head of Regulatory Compliance and the Head of Financial Crimes Compliance oversee the design, execution and administration of our compliance risk program.
All HSBC employees are required to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. In 2013, regulators and other agencies pursued investigations into historical activities and we continue to work with them in relation to already identified issues. Following the deferred prosecution agreements reached in December 2012 between U.S. authorities and HSBC and HSBC Bank USA in relation to investigations regarding inadequate compliance with anti-money laundering, the U.S. Bank Secrecy Act and sanctions laws, along with a related undertaking with the U.K.'s Financial Conduct Authority, management has responded to extensive interviews and data requests and continues to enhance our controls.
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
Our governance framework for Compliance Risk includes two leadership roles, the U.S. Head of FCC and the U.S. Head of Regulatory Compliance, both with particular expertise and experience in U.S. laws and regulations.
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
Within the U.S., the Compliance Committee of the Board of Directors oversees the remediation of the compliance risk management program. The Regulatory Compliance function is led by the Chief Risk Officer who reports directly to the HSBC North America Chief Executive Officer, and the HSBC Head of Group Risk. The U.S. Head of FCC reports directly to the HSBC North America Chief Executive Officer and HSBC Head of Group FCC. This reporting relationship enables the Chief Risk Officer to have direct access to HSBC Group Compliance, HSBC Group Risk and the HSBC North America Chief Executive Officer as well as allowing for line of business personnel to be independent. The Chief Risk Officer has broad authority from the Board of Directors and senior

HSBC Finance Corporation

management to develop the enterprise-wide compliance program and oversee the compliance activities across all business units, jurisdictions and legal entities. This broad authority enables the Chief Risk Officer to identify and resolve compliance issues in a timely and effective manner, and to escalate issues promptly to senior management, the Board of Directors, and HSBC as appropriate.
We are committed to delivering the highest quality financial products and services to our customers. Critical to our relationship with our customers is their trust in us, as fiduciary, advisor and service provider. That trust is earned not only through superior service, but also through the maintenance of the highest standards of integrity and conduct. We must, at all times, comply with high ethical standards, treat customers fairly, and comply with both the letter and spirit of all applicable laws, codes, rules, regulations and standards of good market practice, and HSBC policies and standards. It is also our responsibility to foster good relations with regulators, recognizing and respecting their role in ensuring adherence with laws and regulations. An important element of this commitment to our customers and shareholder is our compliance risk management program, which is applied enterprise-wide.
Our enterprise-wide program in HSBC North America is designed in accordance with HSBC policy and the principles established by the FRB in Supervision and Regulation Letter 08-8 (SR 08-8) dated October 16, 2008. By leveraging industry-leading practices and taking an enterprise-wide, integrated approach to managing our compliance risks, we can better identify and understand our compliance requirements, monitor our compliance risk profile, and assess and report our compliance performance across the organization. Consistent with the expectations of HSBC North America's regulators, our enterprise-wide compliance risk management program is designed to promote a consistent understanding of roles and responsibilities as well as consistency in compliance program activities. The program is structured to pro-actively identify as well as quickly react to emerging issues and to assess, control, measure, monitor and report compliance risks across the company, both within and across business lines, support units, jurisdictions and legal entities.
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
Reputational risk relates to stakeholders' perceptions, whether based on fact or otherwise. Stakeholder expectations are constantly changing and thus, reputational risk is dynamic and will vary between geographies, groups and individuals.
HSBC tolerates a limited degree of reputational risk arising from business activities or association where foreseeable reputational risk has been escalated to the appropriate level of management, carefully considered and/or mitigated and is determined to fall to acceptable risk thresholds as defined by HSBC Group's Risk Appetite Statement. Since reputational risk can arise from all aspects of operations and activities, we are required to articulate and track reputational risk.
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
The HSBC North America RMM provides governance and oversight of reputational risk. Prior to January 2017, a monthly Risk Map process assessed the level and direction of reputational risk and helped ensure appropriate management action was taken when necessary. Beginning in January 2017, we now rely on the Risk Map assessment produced for the overall operations of HSBC North America and the stand-alone Risk Map was demised.
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

HSBC Finance Corporation

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
Security and Fraud Risk issues are managed at the HSBC Group level by HSBC Global Security and Fraud Risk. This unit, which has responsibility for information, fraud, contingency, physical and geopolitical risks, is fully integrated within the HSBC Group Risk function. This enables management to identify and mitigate the permutations of these and other non-financial risks across the jurisdictions in which we operate.
The Information Security Risk function is responsible for ensuring that we have a progressive information protection program that is responsive to current and future threats and that we understand and manage our information risks.
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
The Contingency Risk function is responsible for ensuring that our critical systems, processes and functions have the resilience to maintain continuity in the face of major disruptive events. Within this wider risk, Business Continuity Management covers the pre-planning for recovery, seeking to minimize the adverse effects of major business disruption against a range of actual or emerging risks. The pre-planning concentrates on the protection of customer services, our staff, revenue generation, the integrity of data and documents and meeting regulatory requirements. Our recovery plans are developed following the completion of a Business Impact Analysis. This determines how much time we could sustain an outage before the level of losses becomes unacceptable (i.e. its criticality). These plans are reviewed and tested every year. The planning is undertaken in accordance with HSBC Group policy and standards and we confirm in an annual compliance certificate that all have been met. Should there be exceptions, these are raised and their short-term resolution is overseen by HSBC Group and HSBC North America business continuity teams. It is important that plans are dynamic and meet all risks, particularly those of an emerging nature such as possible pandemics and cyber-attacks. The ORMF is used to measure our resilience to these risks and is confirmed to HSBC Group and HSBC North America risk committees. Resilience is managed through various risk mitigation measures. These include agreeing with our information technology department about acceptable recovery times of systems, ensuring our critical buildings have the correct infrastructure to enable ongoing operations, requiring critical vendors to have their own recovery plans and arranging with HSBC Group insurance appropriate cover for business interruption costs.
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
Model Risk Management Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. This occurs primarily for two reasons: 1) the model may produce inaccurate outputs when compared to the intended business use and design objective; and 2) the model could be used incorrectly. In order to manage the risks arising out of the use of incorrect or misused model output or reports, a comprehensive model risk governance framework has been established that provides oversight and challenge to all models across HSBC North America. The framework includes a HSBC North America Model Standards Policy that aligns with model risk management regulations. Each area that uses models maintains model management procedures in accordance with the Model Standards Policy. A HSBC North America model and non-model inventory is maintained and updated on a quarterly basis. In addition, a model risk measurement framework is used to measure, mitigate and monitor model risk across HSBC North America. During 2016, model risk was managed on an ongoing basis by the HSBC North America Model Oversight Committee ("MOC"), which was chaired by the Chief Risk Officer with broad representation from across our businesses and support functions. Based on recent regulatory guidance, in December 2016, the

HSBC Finance Corporation

MOC was replaced by a new Model Risk Forum, which is chaired by the Chief Risk Officer and has a similar objective as the MOC although with a clearer focus on individual accountability in the management of model risk.
The Independent Model Review ("IMR") function, which reports directly to the Chief Risk Officer, is responsible for providing effective challenge of models and critical processes implemented for use within HSBC North America. Reviews are conducted in-line with supervisory guidance on model risk management issued by the OCC and FRB as well as other applicable internal and regulatory guidelines. Effective challenge is defined as a critical analysis by objective, informed parties who can identify model limitations and assumptions and produce appropriate changes. IMR's activities are separate from the model development process to ensure that incentives are aligned with the function's role to challenge models and identify model limitations, and the authority and access provided by the HSBC North America Board provides the function with the necessary influence to ensure that its recommendations are acted upon. The independent model review process assesses model development, implementation, use, validation, and governance. IMR scope covers models reported on our model inventory and critical non-model processes. Examples of models and processes that IMR reviews include: Credit Risk, Market Risk, Operational Risk, Comprehensive Capital Analysis and Review, Internal Capital Adequacy Assessment Process, Economic Capital, Allowance for Loan and Lease Losses, Loss Forecasting, Anti Money Laundering, Counterparty Credit Risk, Interest Rate Risk, Risk Sensitivity and Hedging, Valuation and Fair Value Adjustment.
Pension Risk Management Pension risk is the risk of increased costs from the post-employment benefit plans that we have established for our employees. Certain employees are eligible to participate in the HSBC North America qualified defined benefit pension plan. As of January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2016, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $480 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 15, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

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
Cross Currency Interest Rate Swap – A contract used to minimize our exposure to fluctuations caused by changes in interest rates and currency exchange rates on foreign denominated debt.
Delinquency Ratio – Two-months-and-over contractual delinquency expressed as a percentage of receivables held for investment and receivables held for sale at a given date.
Effective Hedge or Qualifying Hedge – A hedging relationship which qualifies for fair value or cash flow hedge accounting treatment.
Efficiency Ratio – Total operating expenses expressed as a percentage of the sum of net interest income and other revenues.
FASB – Financial Accounting Standards Board.
FDIC – Federal Deposit Insurance Corporation.
First Line of Defense or First LoD – Part of the Three Lines of Defense ("LoD") model for managing risk. The First LoD is predominately comprised of management who are accountable and responsible for their day to day activities, processes and controls. The First LoD must ensure all key risks within their activities and operations are identified, mitigated and monitored by an appropriate control environment that is commensurate with our risk appetite.
Foreign Exchange Contract or Currency Swap – A contract used to minimize our exposure to changes in foreign currency exchange rates.
FRB – The Federal Reserve Board, the principal regulator of HSBC North America.
FVO – Fair value option.
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
LCR – Liquidity Coverage Ratio.
Liquidity – A measure of how quickly we can convert assets to cash or raise additional cash.
Net Charge-off Ratio – Net charge-offs of receivables expressed as a percentage of average receivables outstanding for a given period.
Net Interest Income – Interest income from receivables and investment securities reduced by interest expense.
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

HSBC Finance Corporation

Personal Non-Credit Card Receivables – Unsecured lines of credit or closed-end loans made to individuals.
Real Estate Secured Receivable – Closed-end loans and revolving lines of credit secured by first or subordinate liens on residential real estate.
REO – Real estate owned.
ROA – Return on Average Assets – Income (loss) from continuing operations after tax as a percentage of average assets.
ROE – Return on Average Common Equity – Income (loss) from continuing operations after tax less dividends on preferred stock as a percentage of average common equity.
SEC – The Securities and Exchange Commission.
Second Line of Defense or Second LoD – Part of the Three LoD model for managing risk. The Second LoD is predominately comprised of various functions, such as Finance, Legal, Risk, Compliance and Human Resources, whose role is to ensure that we are operating in line with our risk appetite. These functions must also maintain and monitor controls for which they are directly responsible.
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
Third Line of Defense or Third LoD – Part of the Three LoD model for managing risk. The Third LoD is comprised of Internal Audit, who provides independent assurance as to the effectiveness of the design, implementation and embedding of the risk management frameworks as well as the management of the risks and controls by the First LoD and control oversight by the Second LoD.
Three Lines of Defense Model or Three LoD Model – This model is used to manage our risk environment and defines who is responsible to identify, assess, measure, manage, monitor and mitigate risk. It encourages collaboration and enables efficient coordination of risk and control activities.
U.S. GAAP – Generally accepted accounting principles in the United States.

HSBC Finance Corporation

CREDIT QUALITY STATISTICS – CONTINUING OPERATIONS

	2016	2015	2014	2013	2012
	(dollars are in millions)
Two-Month-and-Over Contractual Delinquency Ratios for Receivables and Receivables Held for Sale:(1)
Real estate secured	8.05%	5.37%	8.81%	14.44%	17.16%
Personal non-credit card	—	—	—	—	3.24
Total	8.05%	5.37%	8.81%	14.44%	16.03%
Ratio of Net Charge-offs to Average Receivables for the Year:(2)
Real estate secured	15.38%	14.41%	2.91%	4.61%	6.70%
Personal non-credit card	—	—	—	—	4.47
Total	15.38%	14.41%	2.84%	4.44%	6.59%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables(2)	15.50%	14.54%	2.99%	4.84%	6.94%
Nonaccrual Receivables:
Real estate secured receivables held for investment	$—	$283	$1,024	$1,769	$3,032
Nonaccrual receivables held for sale	381	386	509	1,422	2,161
Total	$381	$669	$1,533	$3,191	$5,193
Real Estate Owned	$31	$88	$159	$323	$227

(1)
The two-months-and-over contractual delinquency ratio is calculated as dollars of two-months-and-over contractual delinquency for receivables held for investment and receivables held for sale expressed as a percentage of receivables held for investment and receivables held for sale at a given date.

(2)
See "Credit Quality" in this MD&A for discussion of the trends between years for the ratio of net charge-offs to average receivables and the ratio of real estate charge-offs and REO expense as a percent of average real estate secured receivables.

HSBC Finance Corporation

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – CONTINUING OPERATIONS

	2016	2015	2014	2013	2012
	(dollars are in millions)
Total Credit Loss Reserves at January 1	$311	$2,217	$3,273	$4,607	$5,952
Provision for Credit Losses(1)	621	250	(365)	(21)	2,224
Charge-offs:
Real estate secured:
First lien	(247)	(2,004)	(657)	(1,186)	(2,094)
Second lien	(691)	(177)	(197)	(335)	(538)
Total real estate secured receivables(1)(2)	(938)	(2,181)	(854)	(1,521)	(2,632)
Personal non-credit card	—	—	—	—	(389)
Total receivables charged off	(938)	(2,181)	(854)	(1,521)	(3,021)
Recoveries:
Real estate secured:
First lien	3	20	84	112	60
Second lien	3	5	59	38	58
Total real estate secured receivables	6	25	143	150	118
Personal non-credit card	—	—	18	50	299
Total recoveries on receivables	6	25	161	200	417
Reserves on Personal Non-Credit Card Receivables Transferred to Held for Sale	—	—	—	—	(965)
Other, net	—	—	2	8	—
Credit Loss Reserves:
Real estate secured	—	311	2,217	3,273	4,607
Personal non-credit card	—	—	—	—	—
Total Credit Loss Reserves at December 31	$—	$311	$2,217	$3,273	$4,607
Ratio of Credit Loss Reserves to:
Receivables held for investment	—%	2.8%	8.4%	11.1%	12.9%
Nonaccrual receivables held for investment	—	91.9	185.0	166.6	140.1

(1)
The provision for credit losses and charge-offs for real estate secured receivables during the years ended December 31, 2016 and December 31, 2015 includes $576 million and $234 million, respectively, related to the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. See Note 7, "Receivables Held for Sale," for additional information.

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale real estate secured receivables during the years ended December 31, 2016, 2015, 2014 and 2013 and, accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $268 million during the year ended December 31, 2016 compared with $1,622 million, $58 million and $164 million during the years ended December 31, 2015, 2014 and 2013, respectively. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional information.

HSBC Finance Corporation

NET INTEREST MARGIN – CONTINUING OPERATIONS 2016 COMPARED WITH 2015

The following table shows the average balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid and the average rate by each component for the years ended December 31, 2016 and 2015. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. During 2016 and 2015, there was no interest expense allocated to our discontinued operations.

	Average Outstanding		Average Rate		Finance and Interest Income/ Interest Expense		Increase/(Decrease) Due to:
							Total Variance	Volume Variance(1)	Rate Variance(1)
	2016	2015	2016	2015	2016	2015
	(dollars are in millions)
Receivables:
Real estate secured	$12,564	$20,867	7.88%	7.51%	$990	$1,567	$(577)	$(651)	$74
Other	15	26	—	—	—	—	—	—	—
Total receivables	12,579	20,893	7.87	7.50	990	1,567	(577)	(651)	74
Investment securities	2,462	4,683	1.22	.64	30	30	—	(19)	19
Interest related to income tax receivables	—	—	—	—	5	1	4	4	—
Total interest-earning assets	$15,041	$25,576	6.81%	6.25%	$1,025	$1,598	$(573)	$(707)	$134
Other assets	2,931	2,720
Total Assets	$17,972	$28,296
Debt:
Due to related party	$4,993	$6,155	3.67%	3.36%	$183	$207	$(24)	$(41)	$17
Long-term debt	5,949	13,511	5.53	5.09	329	688	(359)	(413)	54
Total debt	$10,942	$19,666	4.68%	4.55%	$512	$895	$(383)	$(407)	$24
Other liabilities	1,037	1,873
Total liabilities	11,979	21,539
Preferred stock	1,284	1,575
Common equity	4,709	5,182
Total Liabilities and Equity	$17,972	$28,296
Net Interest Margin			3.41%	2.75%	$513	$703	$(190)	$(300)	$110
Interest Spreads(2)			2.13%	1.70%

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

(2)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.

HSBC Finance Corporation

NET INTEREST MARGIN – CONTINUING OPERATIONS 2015 COMPARED WITH 2014

The following table shows the average balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid and the average rate by each component for the years ended December 31, 2015 and 2014. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. During 2015 and 2014, there was no interest expense allocated to our discontinued operations.

	Average Outstanding		Average Rate		Finance and Interest Income/ Interest Expense		Increase/(Decrease) Due to:
							Total Variance	Volume Variance(1)	Rate Variance(1)
	2015	2014	2015	2014	2015	2014
	(dollars are in millions)
Receivables:
Real estate secured	$20,867	$26,150	7.51%	7.31%	$1,567	$1,911	$(344)	$(395)	$51
Personal non-credit card	—	(1)	—	—	—	—	—	—	—
Other	26	33	—	—	—	—	—	—	—
Total receivables	20,893	26,182	7.50	7.30	1,567	1,911	(344)	(395)	51
Investment securities	4,683	6,239.64		.45	30	28	2	(8)	10
Interest related to income tax receivables	—	—	—	—	1	(13)	14	14	—
Total interest-earning assets	$25,576	$32,421	6.25%	5.94%	$1,598	$1,926	$(328)	$(424)	$96
Other assets	2,720	1,876
Total Assets	$28,296	$34,297
Debt:
Due to related party	$6,155	$7,739	3.36%	2.87%	$207	$222	$(15)	$(50)	$35
Long-term debt	13,511	17,965	5.09	4.65	688	836	(148)	(221)	73
Total debt	$19,666	$25,704	4.55%	4.12%	$895	$1,058	$(163)	$(267)	$104
Other liabilities	1,873	2,014
Total liabilities	21,539	27,718
Preferred stock	1,575	1,575
Common equity	5,182	5,004
Total Liabilities and Equity	$28,296	$34,297
Net Interest Margin			2.75%	2.68%	$703	$868	$(165)	$(157)	$(8)
Interest Spreads(2)			1.70%	1.82%

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

(2)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.

HSBC Finance Corporation

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is included in the following sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: "Liquidity and Capital Resources" and "Risk Management".

Item 8.	Financial Statements and Supplementary Data.

Our 2016 Financial Statements meet the requirements of Regulation S-X. The 2016 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
HSBC Finance Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows present fairly, in all material respects, the financial position of HSBC Finance Corporation and its subsidiaries (the "Company") at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 21, 2017

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
HSBC Finance Corporation:

We have audited the accompanying consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows of HSBC Finance Corporation and subsidiaries, an indirect and wholly-owned subsidiary of HSBC Holdings plc, for the year ended December 31, 2014. These consolidated financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of HSBC Finance Corporation and subsidiaries for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/    KPMG LLP
Chicago, Illinois
February 23, 2015

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2016	2015	2014
	(in millions)
Interest income	$1,025	$1,598	$1,926
Interest expense on debt held by:
Non-affiliates	329	688	836
HSBC affiliates	183	207	222
Interest expense	512	895	1,058
Net interest income	513	703	868
Provision for credit losses	621	250	(365)
Net interest income after provision for credit losses	(108)	453	1,233
Other revenues:
Derivative related expense	(108)	(97)	(303)
Gain on debt designated at fair value and related derivatives	52	213	208
Servicing and other fees from HSBC affiliates	1	20	28
Lower of amortized cost or fair value adjustment on receivables held for sale	(212)	(130)	201
Gain on sale of real estate secured receivables	633	12	63
Other income	23	73	29
Total other revenues	389	91	226
Operating expenses:
Salaries and employee benefits	158	196	197
Occupancy and equipment expenses, net	17	30	36
Real estate owned expenses	7	19	19
Support services from HSBC affiliates	158	224	271
Provision for securities litigation liability	575	700	—
Other expenses	180	240	165
Total operating expenses	1,095	1,409	688
Income (loss) from continuing operations before income tax	(814)	(865)	771
Income tax expense (benefit)	(258)	(471)	224
Income (loss) from continuing operations	(556)	(394)	547
Discontinued operations (Note 3):
Income (loss) from discontinued operations before income tax	42	(54)	(27)
Income tax expense (benefit)	15	(17)	(3)
Income (loss) from discontinued operations	27	(37)	(24)
Net income (loss)	$(529)	$(431)	$523

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31,	2016	2015	2014
	(in millions)
Net income (loss)	$(529)	$(431)	$523
Other comprehensive income, net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	15	37	45
Pension and postretirement benefit plan adjustments	(5)	42	(2)
Other comprehensive income, net of tax	10	79	43
Total comprehensive income (loss)	$(519)	$(352)	$566

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	December 31, 2016	December 31, 2015
	(in millions, except share data)
Assets
Cash	$128	$124
Interest bearing deposits with banks	1,500	—
Securities purchased under agreements to resell	2,392	2,724
Receivables held for investment, net (including $1.7 billion at December 31, 2015 collateralizing long-term debt and net of credit loss reserves of $311 million at December 31, 2015)	—	8,987
Receivables held for sale (including $750 million at December 31, 2016 collateralizing long-term debt)	5,674	8,265
Real estate owned	31	88
Deferred income taxes, net	2,897	2,923
Bank owned life insurance	817	813
Other assets	427	208
Assets of discontinued operations	16	13
Total assets	$13,882	$24,145
Liabilities
Debt:
Due to affiliates (including $485 million and $496 million at December 31, 2016 and 2015, respectively, carried at fair value)	$3,300	$5,925
Long-term debt (including $1.3 billion and $3.3 billion at December 31, 2016 and 2015, respectively, carried at fair value and $404 million and $879 million at December 31, 2016 and 2015, respectively, collateralized by receivables)	4,340	9,510
Total debt	7,640	15,435
Derivative related liabilities	12	57
Liability for postretirement benefits	129	143
Other liabilities	610	1,773
Liabilities of discontinued operations	57	102
Total liabilities	8,448	17,510
Equity
Redeemable preferred stock:
Series B ($0.01 par value, 1,501,100 shares authorized at December 31, 2016 and 2015; 575,000 shares issued and outstanding at December 31, 2015)	—	575
Series C ($0.01 par value, 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2016 and 2015)	1,000	1,000
Common equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued and outstanding at December 31, 2016 and 2015)	—	—
Additional paid-in-capital	23,138	23,245
Accumulated deficit	(18,728)	(18,199)
Accumulated other comprehensive income	24	14
Total common equity	4,434	5,060
Total equity	5,434	6,635
Total liabilities and equity	$13,882	$24,145

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31,	2016	2015	2014
	(in millions, except share data)
Preferred stock
Balance at beginning of period	$1,575	$1,575	$1,575
Redemption of Series B preferred stock	(575)	—	—
Balance at end of period	1,000	1,575	1,575
Common equity
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in-capital
Balance at beginning of period	23,245	23,381	23,485
Dividends on preferred stock	(106)	(123)	(123)
Employee benefit plans, including transfers and other	(1)	(13)	19
Balance at end of period	23,138	23,245	23,381
Accumulated deficit
Balance at beginning of period	(18,199)	(17,768)	(18,291)
Net income (loss)	(529)	(431)	523
Balance at end of period	(18,728)	(18,199)	(17,768)
Accumulated other comprehensive income (loss)
Balance at beginning of period	14	(65)	(108)
Other comprehensive income	10	79	43
Balance at end of period	24	14	(65)
Total common equity at end of period	4,434	5,060	5,548
Total equity at end of period	$5,434	$6,635	$7,123

Shares of preferred stock:
Number of shares at beginning of period	576,000	576,000	576,000
Number of shares of Series B preferred stock redeemed	(575,000)	—	—
Number of shares at end of period	1,000	576,000	576,000
Shares of common stock:
Number of shares at beginning and end of period	68	68	68

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2016	2015	2014
	(in millions)
Cash flows from operating activities
Net income (loss)	$(529)	$(431)	$523
Income (loss) from discontinued operations	27	(37)	(24)
Income (loss) from continuing operations	(556)	(394)	547
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Provision for credit losses	621	250	(365)
Lower of amortized cost or fair value adjustment on receivables held for sale	212	130	(201)
Gain on sale of real estate secured receivables	(633)	(12)	(63)
(Gain) loss on sale of real estate owned, including lower of amortized cost or fair value adjustments	(3)	2	(20)
Provision for securities litigation liability	575	700	—
Depreciation and amortization	2	7	9
Mark-to-market on debt designated at fair value and related derivatives	(4)	(18)	59
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	(104)	(359)	(799)
Deferred income tax (benefit) provision	20	(527)	116
Net change in other assets	(218)	150	391
Net change in other liabilities	(1,750)	(93)	(136)
Other, net	29	204	68
Cash provided by (used in) operating activities – continuing operations	(1,809)	40	(394)
Cash provided by (used in) operating activities – discontinued operations	(71)	24	41
Cash provided by (used in) operating activities	(1,880)	64	(353)
Cash flows from investing activities
Net change in securities purchased under agreements to resell	332	1,140	3,060
Net change in interest bearing deposits with banks	(1,500)	2,000	(2,000)
Receivables:
Net collections	1,620	2,142	2,046
Proceeds from sales of receivables	9,663	2,022	2,242
Proceeds from sales of real estate owned	121	199	442
Sales of properties and equipment, net	1	53	—
Cash provided by investing activities – continuing operations	10,237	7,556	5,790
Cash provided by investing activities – discontinued operations	44	14	—
Cash provided by investing activities	10,281	7,570	5,790

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2016	2015	2014
	(in millions)
Cash flows from financing activities
Debt:
Net change in due to affiliates	(2,614)	(1,004)	(1,813)
Long-term debt retired	(5,107)	(6,546)	(3,524)
Redemption of preferred stock	(575)	—	—
Dividends on preferred stock	(106)	(123)	(123)
Cash used in financing activities – continuing operations	(8,402)	(7,673)	(5,460)
Cash used in financing activities – discontinued operations	—	—	—
Cash used in financing activities	(8,402)	(7,673)	(5,460)
Net change in cash	(1)	(39)	(23)
Cash at beginning of period(1)	136	175	198
Cash at end of period(2)	$135	$136	$175
Supplemental Cash Flow Information:
Interest paid	$608	$939	$1,099
Income taxes paid during period	86	37	32
Income taxes refunded during period	30	2	278
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$62	$131	$258
Transfer of receivables to held for sale	7,574	10,327	909

(1)	Cash at beginning of period includes $12 million, $18 million and $23 million for discontinued operations at January 1, 2016, 2015 and 2014, respectively.

(2)	Cash at end of period includes $7 million, $12 million and $18 million for discontinued operations at December 31, 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	75	11	Income Taxes	98
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	75	12	Redeemable Preferred Stock	101
3	Discontinued Operations	82	13	Accumulated Other Comprehensive Income (Loss)	102
4	Securities Purchased Under Agreements to Resell	83	14	Share-Based Plans	102
5	Receivables Held for Investment, net	83	15	Pension and Other Postretirement Benefits	103
6	Credit Loss Reserves	87	16	Related Party Transactions	105
7	Receivables Held for Sale	89	17	Variable Interest Entities	108
8	Long-Term Debt	92	18	Fair Value Measurements	109
9	Fair Value Option	93	19	Commitments and Contingent Liabilities	114
10	Derivative Financial Instruments	94	20	Litigation and Regulatory Matters	114

1.	Organization

As of December 31, 2016, HSBC Finance Corporation and its subsidiaries are wholly owned subsidiaries of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect, wholly owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). Prior to November 15, 2016, HSBC Finance Corporation was owned by HSBC Investments (North America) Inc., a wholly owned subsidiary of HSBC North America, which was dissolved. HSBC Finance Corporation and its subsidiaries may also be referred to in these notes to the consolidated financial statements as "we", "us" or "our". Historically, HSBC Finance Corporation provided middle-market consumers with several types of loan products in the United States. While we no longer originate any receivable products, our lending products historically included real estate secured, auto finance, personal non-credit card, MasterCard, Visa, American Express and Discover credit card receivables as well as private label receivables in the United States. We also historically offered tax refund anticipation loans and related products in the United States. Additionally, we also previously offered credit and specialty insurance in the United States and Canada.
We have one segment, Consumer, which consists of the run-off real estate secured receivable portfolio of our Consumer Lending and Mortgage Services businesses. Prior to the fourth quarter of 2016, we managed our business in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis") which applied International Financial Reporting Standards as issued by the International Accounting Standards Board and endorsed by the European Union and we reported segment results under the Group Reporting Basis. As a result of classifying all remaining receivables as held for sale in the third quarter of 2016, our primary focus has shifted to the successful completion of our receivable sales program. During the fourth quarter of 2016, we revised the scope and content of our internal management reporting to focus on accounting principles generally accepted in the United States ("U.S. GAAP") based financial results which more closely reflects the financial performance management is most focused on as receivable sales progress. This U.S. GAAP financial information is used to monitor and review operating results, evaluate trends and make decisions about allocating resources such as employees. As a result of the shift in focus to U.S. GAAP based management reporting, there are no longer any reporting differences between our consolidated results and our segment results. As we only have one segment, beginning in the fourth quarter of 2016 and in future periods, we no longer report segment results separately for any periods presented.

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

HSBC Finance Corporation

The consolidated financial statements include the accounts of HSBC Finance Corporation and its subsidiaries including a variable interest entity ("VIE") in which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE is an entity in which the equity investment at risk is not sufficient to finance the entity's activities without additional subordinated financial support, or as a group, the holders of equity investment at risk lack either a) the power through voting rights or similar rights to direct the activities of the entity that most significantly impacts the entity's economic performance; or b) the obligation to absorb the entity's expected losses, the right to receive the expected residual returns, or both. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. We are involved with VIEs in connection with our collateralized funding transactions. See Note 8, "Long-Term Debt," for additional discussion of these activities.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Areas which we consider to be critical accounting estimates and require a high degree of judgment and complexity include credit loss reserves, valuation of financial instruments (including receivables held for sale, derivative financial assets and liabilities and long-term debt carried at fair value), deferred tax asset valuation allowance and contingent liabilities. Certain reclassifications may be made to prior year amounts to conform to the current year presentation.
Securities Purchased under Agreements to Resell Securities purchased under agreements to resell are treated as collateralized financing transactions and are carried at the amount advanced plus accrued interest. Interest income earned on these securities is included in interest income. The collateral subject to the resale agreements consists of investment-grade securities and we obtain collateral with a market value in excess of the amount advanced. Collateral is valued daily and additional collateral is obtained or released when appropriate.
Receivables Held for Investment, net Finance receivables held for investment are carried at amortized cost, which represents the principal amount outstanding, net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Finance receivables held for investment are further reduced by reserves applicable to credit risk on our receivables. Finance income, which includes interest income and amortization of deferred fees and costs on originated receivables and premiums or discounts on purchased receivables, is recognized using the effective yield method. Premiums and discounts, including purchase accounting adjustments on receivables, are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and generally amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs.
Receivables Held for Sale Receivables are classified as held for sale when they are not expected to be held for the foreseeable future because of management's lack of intent to hold. Such receivables are recorded at the lower of amortized cost or estimated fair value, which is not in excess of their aggregate carrying value at the time of designation. For receivables other than those classified as nonaccrual, finance income is determined by applying each loan's contractual rate to the loan's outstanding customer balance, exclusive of unearned income, deferred fees, deferred costs, premium and discount. Periodic adjustments to fair value are recognized as a component of other revenues in the consolidate statement of income (loss).
Provision and Credit Loss Reserves In September 2016, we transferred all of our remaining receivables to held for sale, which are carried at the lower of amortized cost or fair value. As a result, we no longer record an allowance for credit loss reserves on our remaining receivable portfolio. Prior to September 2016, provision for credit losses on receivables held for investment was made in an amount sufficient to maintain credit loss reserves on receivables held for investment at a level considered adequate, but not excessive, to cover probable incurred losses of principal, accrued interest and fees. We estimated probable incurred losses for receivables which did not qualify as troubled debt restructurings ("TDR Loans"), using a roll rate migration analysis that estimated the likelihood that a loan would progress through the various stages of delinquency, or buckets, and ultimately charge-off. This migration analysis incorporated estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis also considered delinquency status, loss experience and severity and took into account whether borrowers had filed for bankruptcy, had been re-aged or were subject to modification. Our credit loss reserves also considered the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends, which was updated monthly based on a rolling average of several months' data using the most recently available information. Delinquency status could be affected by customer account management policies and practices, such as the re-age or modification of accounts. When customer account management policies, or changes thereto, shifted loans that do not qualify as a TDR Loan from a "higher" delinquency bucket to a "lower" delinquency bucket, this was reflected in our roll rate statistics. To the extent that re-aged or modified accounts that did not qualify as TDR Loans had a greater propensity to roll to higher delinquency buckets, this was

HSBC Finance Corporation

captured in the roll rates. Since the loss reserve was computed based on the composite of all these calculations, this increase in roll rate was applied to receivables in all respective buckets, which increased the overall reserve level. In addition, loss reserves on receivables held for investment were maintained to reflect our judgment of portfolio risk factors which may not have been fully reflected in the statistical roll rate calculation or when historical trends were not reflective of current inherent losses in the portfolio. Portfolio risk factors previously considered in establishing loss reserves on receivables included product mix, unemployment rates, the credit performance of modified loans, loan product features such as adjustable rate loans, the credit performance of second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent, economic conditions such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, changes in laws and regulations and other factors which could affect consumer payment patterns on outstanding receivables, such as natural disasters.
In setting our credit loss reserves, we specifically considered the credit quality and other risk factors for each of our products. We recognized the different inherent loss characteristics in each of our products, as well as customer account management policies and practices and risk management/collection practices. Charge-off policies were also considered when establishing loss reserve requirements. We also considered key ratios such as reserves to nonaccrual receivables and reserves as a percentage of receivables in developing our loss reserve estimate. Loss reserve estimates were reviewed periodically and adjustments were reported in earnings when they became known. As these estimates were influenced by factors outside our control, such as consumer payment patterns and economic conditions, there was uncertainty inherent in these estimates, making it reasonably possible such estimates could change.
For receivables which had been identified as TDR Loans, provisions for credit losses were maintained based on the present value of expected future cash flows discounted at the loans' original interest rates. TDR Loans are considered to be impaired loans. Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. Once a loan is classified as a TDR Loan, it continues to be reported as such until it is paid off, charged-off or sold.
Charge-Off and Nonaccrual Policies and Practices Our consumer charge-off and nonaccrual policies are summarized below. As previously discussed, in September 2016, we transferred all of our remaining receivables to held for sale, which are carried at the lower of amortized cost or fair value. As a result, we no longer record charge-offs on our remaining receivable portfolio.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices
Real estate secured
Carrying amounts in excess of fair value less cost to sell were generally charged-off at or before the time foreclosure was completed or settlement was reached with the borrower but, in any event, generally no later than the end of the month in which the account became six months contractually delinquent. If foreclosure was not pursued (which frequently occurs on second lien loans) and there was no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), the account was generally charged-off no later than the end of the month in which the account became six months contractually delinquent.(1)

Interest income accruals are suspended when principal or interest payments are more than three months contractually past due. Interest accruals are resumed and suspended interest recognized when the customer makes the equivalent of six qualifying payments under the terms of the loan, while maintaining a current payment status when we receive the sixth payment. If the re-aged receivable again becomes more than three months contractually delinquent, any interest accrued beyond three months delinquency is reversed. Interest income for all accounts that have been written down to the lower of amortized cost or fair value of the collateral less cost to sell is recognized on a cash basis as received.

(1)
Values were determined based upon broker price opinions or appraisals, which were updated at least every 180 days, less estimated costs to sell. During the quarterly period between updates, real estate price trends were reviewed on a geographic basis and additional reductions in value were recorded as necessary.

Fair values of foreclosed properties at the time of acquisition are initially determined based upon broker price opinions. Subsequent to acquisition, a more detailed property valuation is performed, reflecting information obtained from a walk-through of the property in the form of a listing agent broker price opinion as well as an independent broker price opinion or appraisal. A valuation is determined from this information within 90 days and any additional write-downs required are recorded at that time.
In determining the appropriate amounts to charge-off when a property was acquired in exchange for a loan, we did not consider losses on sales of foreclosed properties resulting from deterioration in value during the period the collateral was held because these losses resulted from future loss events which cannot be considered in determining the fair value of the collateral at the acquisition date.
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
Transfers of Financial Assets and Collateralized Funding Transactions Transfers of financial assets in which we have surrendered control over the transferred assets are accounted for as sales. In assessing whether control has been surrendered, we consider whether the transferee would be a consolidated affiliate, the existence and extent of any continuing involvement in the transferred financial assets and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of transfer. If the sale criteria are met, the transferred financial assets are removed from our balance sheet and a gain or loss on sale is recognized. For the majority of financial asset transfers, it is clear whether or not we have surrendered control. For other transfers, such as in connection with complex transactions or where we have continuing involvement such as servicing responsibilities, we generally obtain a legal opinion as to whether the transfer results in a true sale by law.
We have used collateral funding transactions for certain real estate secured receivables where it provided an attractive source of funding. All collateralized funding transactions remaining on our balance sheet have been structured as secured financings.
Repossessed Collateral We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables. Collateral acquired in satisfaction of a loan is initially recognized at the lower of amortized cost or fair value of the collateral less estimated costs to sell and reported as real estate owned ("REO"). Fair values of foreclosed properties at the time of acquisition are initially determined based upon broker price opinions. Subsequent to acquisition, a more detailed property valuation is performed, reflecting information obtained from a walk-through of the property in the form of a listing agent broker price opinion as well as an independent broker price opinion or appraisal. A valuation is determined from this information within 90 days and any additional required write-downs are recorded. This value, which includes the impact on fair value from the conditions inside the property, becomes the "Initial REO Carrying Amount". During 2015, we made an adjustment to the final charge-off calculation at the time of foreclosure for certain receivables in prior periods. This resulted in an out of period reduction in REO expense of approximately $7 million in 2015 when the REO properties associated with these receivables were sold.
In determining the Initial REO Carrying Amount, we do not consider losses on sales of foreclosed properties resulting from deterioration in value during the period the collateral is held because these losses result from future loss events which cannot be considered in determining the fair value of the collateral at the acquisition date in accordance with generally accepted accounting principles. Once a property is classified as real estate owned, we do not consider the losses on past sales of foreclosed properties when determining the fair value of any collateral during the period it is held in REO. Rather, a valuation allowance is created to recognize any subsequent declines in fair value less cost to sell as they become known after the Initial REO Carrying Amount is determined with a corresponding amount reflected in operating expense. Property values are periodically reviewed for impairment until the property is sold and any impairment identified is immediately recognized through the valuation allowance. Recoveries in value are also recognized against the valuation allowance but not in excess of cumulative losses previously recognized subsequent to the date of repossession. Adjustments to the valuation allowance, costs of holding REO and any gain or loss on disposition are credited or charged to operating expense.
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

HSBC Finance Corporation

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
Bank Owned Life Insurance Bank owned life insurance represents life insurance policies on the lives of certain current and former employees for which we are the sole beneficiary. Bank owned life insurance is carried on our balance sheet at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Income from increases in the cash surrender value of the policies is included in other income and is not subject to income taxes unless the policies are surrendered.
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

HSBC Finance Corporation

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
New Accounting Pronouncements The following new accounting pronouncement was adopted effective January 1, 2016:

•
Amendments to the Consolidation Analysis In February 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which rescinds the deferral of VIE consolidation guidance for reporting entities with interests in certain investment funds and provides a new scope exception to registered money market funds and similar unregistered money market funds. The ASU makes several other amendments including a) the elimination of certain criteria previously used for determining whether fees paid to a decision maker represent a variable interest; b) revising the consolidation model for limited partnerships and similar entities which could be variable interest entities or voting interest entities; c) excluding certain fees paid to a decision maker from the risk and benefit test in the primary beneficiary determination if certain conditions are met; and d) reduces the application of the related party guidance for VIEs. We adopted this guidance on January 1, 2016, though it did not have any impact on our financial statements.

The following are accounting pronouncements which will be adopted in future periods:

•
Financial Instruments - Classification and Measurement In January 2016, the FASB issued an ASU which changes aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost adjusted for changes in observable prices minus impairment. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income. For financial liabilities measured under the fair value option, the ASU requires recognizing the change in fair value attributable to our own credit in other comprehensive income. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The ASU is effective for all annual and interim periods beginning January 1, 2018 and the guidance should be applied by recording a cumulative effect adjustment to the balance sheet or, as it relates to equity investments without readily determinable fair values, prospectively. The adoption of the guidance relating to financial liabilities measured under the fair value option will have an impact on our

HSBC Finance Corporation

financial statements and will result in recognizing the change in fair value attributable to our own credit risk in other comprehensive income where previously these amounts were recognized in net income. We have elected to early adopt the new guidance related to financial liabilities measured under the fair value option in the first quarter of 2017, which required a cumulative effect adjustment to the consolidated balance sheet, resulting in a reclassification from retained earnings to accumulated other comprehensive income (loss) of an after tax loss of approximately $20 million as of January 1, 2017. We currently do not anticipate the impact of adopting the remaining guidance in this ASU will have a significant impact on our financial position or results of operations.

•
Leases In February 2016, the FASB issued an ASU which requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. The ASU does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. While we are currently evaluating the impact the new guidance will have on our financial position and results of operations, we currently expect a gross-up of our balance sheet as a result of recognizing lease liabilities and right of use assets. The extent of such gross-up remains to be determined once we complete a review of our existing lease contracts and service contracts which may contain embedded leases. As we have not yet completed our review, it is currently not practicable to quantify the impact of adopting the ASU at this time.

•
Compensation - Stock Compensation In March 2016, the FASB issued an ASU that requires all excess tax benefits and tax deficiencies for share-based payment awards to be recorded as income tax benefit or expense in the income statement and for excess tax benefits to be classified as an operating activity in the statement of cash flows. Under the ASU, entities elect whether to account for forfeitures of awards by either recognizing forfeitures as they occur or by estimating the number of awards expected to be forfeited. Additionally, the ASU allows entities to withhold up to the maximum individual statutory tax rate to cover income taxes on awards and classify the entire awards as equity. Cash paid to satisfy the statutory income tax withholding obligation must be classified as a financing activity in the statement of cash flows. The ASU is effective for all annual and interim periods beginning January 1, 2017, with early adoption permitted. The amendments in the ASU have various transition requirements with certain amendments required to be applied retrospectively. The adoption of this ASU will not have a material impact on our financial position and results of operations.

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans (including TDR Loans), held-to-maturity debt securities, off-balance sheet credit exposures and certain other financial assets measured at amortized cost. The ASU also requires changes in accounting for purchased credit impaired loans. The ASU includes new disclosure requirements, including information about how an entity developed its allowance for financial assets measured at cost, including changes in the factors that influenced the estimate of expected credit losses and the reason for those changes as well as disaggregation of credit quality indicators by year of origination for financing receivables. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted beginning January 1, 2019, and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We currently do not expect the adoption of this guidance will have a significant impact on our financial position or results of operations as our entire receivable portfolio is now classified as held for sale.

•
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued an ASU that clarifies how certain cash receipts and cash payments should be classified in the statement of cash flows. Under the ASU, cash proceeds from the settlement of bank owned life insurance policies should be classified as cash inflows from investing activities. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented, with early adoption permitted. The new guidance will result in a change in the classification in the statement of cash flows which we do not expect to be significant and will not have any impact on our financial position and results of operations.

HSBC Finance Corporation

There have been no additional accounting pronouncements issued that are expected to have a significant impact on our financial position or results of operations.

3.	Discontinued Operations

2012 Discontinued Operations:
Commercial In 2012, we began reporting our Commercial business in discontinued operations as there were no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. At December 31, 2016 and December 31, 2015, assets of our Commercial business totaled $9 million and $5 million, respectively. Liabilities of our Commercial business totaled $5 million at December 31, 2016. There were no liabilities in our Commercial business at December 31, 2015. The following table summarizes the operating results of our discontinued Commercial business for the periods presented:

Year Ended December 31,	2016	2015	2014
	(in millions)
Net interest income and other revenues	$7	$14	$10
Income from discontinued operations before income tax	3	8	6
2011 Discontinued Operations:
Card and Retail Services In 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. ("HSBC USA") and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation ("Capital One"). In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value.
The following table summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

Year Ended December 31,	2016	2015	2014
	(in millions)
Net interest income and other revenues(1)	$44	$—	$—
Income (loss) from discontinued operations before income tax(1)(2)	39	(62)	(33)

(1)	For 2016, the amount includes a $44 million gain on sale of Visa Class B Shares as discussed more fully below.

(2)
For 2015 and 2014, the amounts reflect an increase in our accrual of $41 million and $7 million, respectively, related to an industry review of credit card enhancement services products. During 2016, we reduced our accrual by $9 million related to this industry review. Additionally, the amounts for 2015 and 2014 include expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One and in 2015, additional legal accruals.

At December 31, 2016 and December 31, 2015, assets of our discontinued Card and Retail Services business totaled $7 million and $8 million, respectively. Liabilities of our Card and Retail Services business totaled $52 million and $102 million at December 31, 2016 and December 31, 2015, respectively. At December 31, 2016, liabilities consist of certain legal accruals, tax liabilities and a derivative related liability which is discussed more fully below. At December 31, 2015, liabilities consist of certain legal accruals.
In 2008, we received Class B shares as part of Visa's initial public offering ("Class B Shares"). The Class B Shares are not eligible to be converted into publicly traded Class A shares ("Class A Shares") until certain ongoing credit card litigation is settled which will be indemnified by Visa members including us as described in Note 20, "Litigation and Regulatory Matters". Accordingly, the Class B Shares are considered restricted and are transferable under limited circumstances, including to other Class B shareholders. In December 2016, we sold our Class B Shares. Simultaneously, our affiliate, HSBC USA, also sold Class B Shares to the same purchaser. Under the terms of the sale agreement, HSBC USA entered into a derivative instrument with the purchaser to retain the litigation risk associated with all of the Class B Shares sold by both us and HSBC USA until the credit card litigation is settled and the Class B Shares can be converted into Class A Shares. Immediately following the execution of the sale agreement, we entered into a derivative instrument with HSBC USA to retain the litigation risk associated with our portion of the Class B Shares sold to the purchaser. The derivative instrument we entered into with HSBC USA requires us to (a) make periodic fixed payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of our derivative with HSBC USA is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the credit card litigation. Changes in fair value between

HSBC Finance Corporation

periods will be recognized in income (loss) from discontinued operations before income tax. We recorded a net pre-tax gain on sale of $44 million as a component of income (loss) from discontinued operations before income tax as a result of these related transactions. The notional amount of this derivative contract totaled $50 million at December 31, 2016. The fair value of the derivative related liability was $5 million at December 31, 2016 and is included as a component of liabilities of discontinued operations.
See Note 20, "Litigation and Regulatory Matters," for discussion regarding a consent order issued by the Office of the Comptroller of the Currency ("OCC") on April 13, 2016 related to customers who purchased a certain credit monitoring product which was previously marketed and administered by our discontinued Card and Retail Services business.

4.	Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("Resale Agreements") are treated as collateralized financing transactions and are carried on our balance sheet at the amount advanced plus accrued interest with a balance of $2.4 billion and $2.7 billion at December 31, 2016 and December 31, 2015, respectively, all of which were purchased from HSBC Securities (USA) Inc. ("HSI"). The collateral subject to the Resale Agreements consists of investment-grade securities, and we obtain collateral with a market value in excess of the amount advanced. Collateral is valued daily and additional collateral is obtained or released when appropriate.

5.	Receivables Held for Investment, net

In September 2016, we expanded our receivable sales program to include all remaining real estate secured receivables classified as held for investment and transferred the remainder of these receivables to held for sale. See Note 7, "Receivables Held for Sale," for additional information. Accordingly, we do not have any receivables held for investment, net at December 31, 2016. Receivables held for investment, net at December 31, 2015 consisted of the following:

December 31, 2015
(in millions)
Real estate secured:
First lien	$7,302
Second lien	1,854
Total real estate secured receivables(1)(2)	9,156
Accrued interest income and other	142
Credit loss reserve for receivables	(311)
Total receivables held for investment, net	$8,987

(1)
Includes $1,654 million of closed-end real estate secured receivables which serve as collateral for secured financings previously issued under public trusts with an outstanding balance of $879 million at December 31, 2015. See Note 17, "Variable Interest Entities," for additional information.

(2)	Includes deferred origination fees, net of costs, totaling $71 million and net unamortized premium on our receivables totaling $35 million.
Aging Analysis of Past Due Receivables As a result of the transfer of the remainder of the receivables classified as held for investment to held for sale, there are no balances to report in the aging analysis of past due receivables at December 31, 2016. The following table summarizes the past due status of our receivables held for investment at December 31, 2015. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the terms of the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices, such as re-aging.

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
Nonaccrual receivables and nonaccrual receivables held for sale consisted of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Nonaccrual receivable portfolios(1):
Real estate secured receivables held for investment(2)	$—	$283
Receivables held for sale	381	386
Total nonaccrual receivables(3)	$381	$669

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

(3)
Nonaccrual receivables do not include receivables totaling $252 million and $501 million at December 31, 2016 and December 31, 2015, respectively, which are less than 90 days contractually delinquent and not accruing interest.

The following table provides additional information on our total nonaccrual receivables:

Year Ended December 31,	2016	2015	2014
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$78	$163	$354
Interest income that was recorded on nonaccrual receivables during the period	27	59	114
Troubled Debt Restructurings  We report as TDR Loans substantially all loans modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods. Additionally, we report as TDR Loans all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification. TDR Loans also include loans discharged under Chapter 7 bankruptcy and not re-affirmed. TDR Loans are considered to be impaired loans. The TDR Loan balances in the tables below reflect the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies and include all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. Additionally, the carrying amount of TDR Loans classified as held for sale has been reduced by both the lower of amortized cost or fair value adjustment as well as the credit loss reserves associated with these receivables prior to the transfer. TDR Loans are considered to be impaired loans regardless of their accrual status.
Modifications for real estate secured receivables may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount, partial forgiveness or deferment of principal or other loan covenants. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive for a period of time in future periods. By lowering the interest rate and making other changes to the loan terms, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Re-aging is an account management action that results in the

HSBC Finance Corporation

resetting of the contractual delinquency status of an account to current which generally requires the receipt of two qualifying payments. TDR Loans which were classified as held for investment were reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rate which generally resulted in a higher reserve requirement for these loans. The portion of the credit loss reserves on TDR Loans held for investment that is associated with the discounting of cash flows is released from credit loss reserves over the life of the TDR Loan. There are no credit loss reserves associated with TDR Loans classified as held for sale as they are carried at the lower of amortized cost or fair value.
The following table presents information about receivables held for investment and held for sale which as a result of any account management action taken during the years ended December 31, 2016, 2015 and 2014 became classified as TDR Loans as well as a summary of the type of account management action taken.

Year Ended December 31,	2016	2015	2014
	(in millions)
Real estate secured receivables classified as TDR Loans during the period:
First lien held for investment(1)	$33	$177	$659
Second lien held for investment(1)	33	53	86
Real estate secured receivables held for sale	204	221	70
Total	$270	$451	$815

Types of account management actions taken during the period:
Modifications, primarily interest rate modifications	$129	$174	$276
Re-age of past due account	141	277	539
Total	$270	$451	$815

(1)	The amounts for 2016 reflect the classification as TDR Loans prior to the transfer of all receivables to receivables held for sale during the third quarter of 2016.
The table below presents information about our TDR Loans held for investment and held for sale, including the related allowance for credit losses. The TDR Loan carrying value trend in the table below reflects the impact of the transfer of the remainder of our receivables classified as held for investment to held for sale in September 2016 as well as receivable sales during the year ended December 31, 2016.

	December 31, 2016		December 31, 2015
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)
Real estate secured:
First lien held for investment(2)	$—	$—	$870	$1,003
Second lien held for investment(2)	—	—	652	732
Real estate secured receivables held for sale(3)	1,691	2,323	6,044	7,317
Total real estate secured TDR Loans	$1,691	$2,323	$7,566	$9,052

Credit loss reserves for TDR Loans:(4)
Real estate secured:
First lien	$—		$95
Second lien	—		135
Total credit loss reserves for real estate secured TDR Loans(3)	$—		$230

(1)
At December 31, 2016 and December 31, 2015, the unpaid principal balance reflected above includes $271 million and $740 million, respectively, which have received a reduction in the unpaid principal balance as part of an account management action.

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
The following table provides additional information about the average balance and interest income recognized on TDR Loans held for investment and held for sale. At December 31, 2016, all of our TDR Loans are classified as held for sale.

Year Ended December 31,	2016	2015	2014
	(in millions)
Average balance of TDR Loans held for investment and held for sale:
Real estate secured:
First lien	$4,343	$8,927	$11,342
Second lien	630	836	975
Total average balance of TDR Loans	$4,973	$9,763	$12,317
Interest income recognized on TDR Loans held for investment and held for sale:
Real estate secured:
First lien	$298	$665	$782
Second lien	70	85	95
Total interest income recognized on TDR Loans	$368	$750	$877
The following table discloses receivables held for investment and held for sale which were classified as TDR Loans during the previous 12 months which subsequently became sixty days or greater contractually delinquent during the years ended December 31, 2016, 2015 and 2014.

Year Ended December 31,	2016	2015	2014
	(in millions)
Real estate secured:
First lien held for investment(1)	$7	$72	$367
Second lien held for investment(1)	8	24	53
Real estate secured receivables held for sale	70	90	33
Total	$85	$186	$453

(1)
The amounts for 2016 reflect receivables held for investment which were classified as TDR Loans in the previous 12 months and became sixty days or greater contractually delinquent prior to the transfer of all receivables to receivables held for sale during the third quarter of 2016.

Consumer Receivable Credit Quality Indicators  Credit quality indicators used for consumer receivables include a loan's delinquency status, whether the loan is performing and whether the loan is a TDR Loan.
Delinquency The table below summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables held for investment and held for sale ("delinquency ratio") for our receivable portfolio.

	December 31, 2016		December 31, 2015
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured receivables(1):
First lien held for investment	$—	—%	$272	3.73%
Second lien held for investment	—	—	94	5.07
Real estate secured receivables held for sale	457	8.05	569	6.88
Total real estate secured receivables(2)	$457	8.05%	$935	5.37%

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

HSBC Finance Corporation

which have been classified as held for sale have been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(2)	At December 31, 2016 and December 31, 2015, total real estate secured receivables include $235 million and $363 million, respectively, that are in the process of foreclosure.
Nonperforming The table below summarizes the status of receivables held for investment and held for sale.

	Accruing Receivables	Nonaccrual Receivables(4)	Total
	(in millions)
At December 31, 2016(1)
Real estate secured receivables held for investment	$—	$—	$—
Real estate secured receivables held for sale	5,293	381	5,674
Total	$5,293	$381	$5,674
At December 31, 2015(1)
Real estate secured receivables held for investment(2)(3)	$8,873	$283	$9,156
Real estate secured receivables held for sale	7,879	386	8,265
Total	$16,752	$669	$17,421

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

(4)
Nonaccrual receivables do not include receivables totaling $252 million and $501 million at December 31, 2016 and December 31, 2015, respectively, which are less than 90 days contractually delinquent and not accruing interest.

Troubled debt restructurings  See discussion of TDR Loans above for further details on this credit quality indicator.

6.	Credit Loss Reserves

The table below summarizes the changes in credit loss reserves for receivables held for investment by product and the related receivable balance by product during the years ended December 31, 2016, 2015 and 2014. As previously discussed, in September 2016 we transferred the remainder of the receivables classified as held for investment to held for sale. As a result, our entire receivable portfolio is classified as held for sale at December 31, 2016 and no longer have any associated credit loss reserves as any adjustments to the carrying value are reflected in other income. See Note 7, "Receivables Held for Sale," for additional information.

	Real Estate Secured		Personal Non-Credit Card
	First Lien	Second Lien		Total
	(in millions)
Year Ended December 31, 2016:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$137	$174	$—	$311
Provision for credit losses(1)	107	514	—	621
Net charge-offs:			—
Charge-offs(1)(2)	(247)	(691)	—	(938)
Recoveries	3	3	—	6
Total net charge-offs	(244)	(688)	—	(932)

HSBC Finance Corporation

	Real Estate Secured		Personal Non-Credit Card
	First Lien	Second Lien		Total
	(in millions)
Credit loss reserve balance at end of period	$—	$—	$—	$—
Year Ended December 31, 2015:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$1,898	$319	$—	$2,217
Provision for credit losses(1)	223	27	—	250
Net charge-offs:			—
Charge-offs(1)(2)	(2,004)	(177)	—	(2,181)
Recoveries	20	5	—	25
Total net charge-offs	(1,984)	(172)	—	(2,156)
Credit loss reserve balance at end of period	$137	$174	$—	$311
Reserve components:
Collectively evaluated for impairment	$40	$39	$—	$79
Individually evaluated for impairment(3)	85	135	—	220
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	12	—	—	12
Total credit loss reserves	$137	$174	$—	$311
Receivables held for investment:
Collectively evaluated for impairment	$6,363	$1,195	$—	$7,558
Individually evaluated for impairment(3)	640	632	—	1,272
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	299	27	—	326
Total receivables held for investment	$7,302	$1,854	$—	$9,156

Year Ended December 31, 2014:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$2,777	$496	$—	$3,273
Provision for credit losses	(308)	(39)	(18)	(365)
Net charge-offs:
Charge-offs(2)	(657)	(197)	—	(854)
Recoveries	84	59	18	161
Total net charge-offs	(573)	(138)	18	(693)
Other	2	—	—	2
Credit loss reserve balance at end of period	$1,898	$319	$—	$2,217
Reserve components:
Collectively evaluated for impairment	$153	$74	$—	$227
Individually evaluated for impairment(3)	1,713	244	—	1,957
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	32	1	—	33
Total credit loss reserves	$1,898	$319	$—	$2,217
Receivables held for investment:
Collectively evaluated for impairment	$10,356	$1,593	$—	$11,949
Individually evaluated for impairment(3)	9,133	895	—	10,028
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	664	29	—	693
Total receivables held for investment	$20,153	$2,517	$—	$22,670

(1)
The provision for credit losses and charge-offs for real estate secured receivables during the year ended December 31, 2016 includes $576 million related to the initial lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. For the year ended December 31, 2015, the provision for credit losses and charge-offs included $234 million related to the initial lower of amortized cost or fair value adjustment

HSBC Finance Corporation

attributable to credit factors for receivables transferred to held for sale. See Note 7, "Receivables Held for Sale," for additional information. During the year ended December 31, 2016, net charge-offs dollars were impacted by an out of period adjustment which decreased net charge-offs by $12 million in order to properly reflect charge-offs for receivables which received a partial forgiveness of principal as a result of an account modification in prior periods. The provision for credit losses for real estate secured receivables during the year ended December 31, 2015 was impacted by a release of approximately $19 million associated with a correction to our credit loss reserve calculation for a segment of our portfolio.

(2)
For collateral dependent receivables that are transferred to held for sale, existing credit loss reserves at the time of transfer are recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the years ended December 31, 2016, 2015 and 2014 and, accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $268 million, $1,622 million and $58 million during the years ended December 31, 2016, 2015 and 2014, respectively.

(3)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans held for investment that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $250 million and $517 million at December 31, 2015 and 2014, respectively. The reserve component above excludes credit loss reserves totaling $10 million and $25 million at December 31, 2015 and 2014, respectively, for TDR Loans held for investment that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. These receivables and credit loss reserves are reflected within receivables and credit loss reserves carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

7.	Receivables Held for Sale

Receivables held for sale, which are carried at the lower of amortized cost or fair value, are comprised of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Real estate secured receivables held for sale:
First lien	$4,699	$8,110
Second lien	975	155
Total real estate secured receivables held for sale(1)	$5,674	$8,265

(1)
At December 31, 2016, receivables held for sale includes $750 million of closed-end real estate secured receivables which are part of a collateralized funding transaction. These receivables will be sold when they are contractually released as collateral under the public trust and become available for sale. See Note 17, "Variable Interest Entities," for further discussion of our collateralized funding transactions.

As discussed in prior filings, we have been engaged in an on-going evaluation of our operations as we seek to optimize our risk profile and cost structure as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, in September 2016, we further expanded our receivable sales program to include all remaining real estate secured receivables classified as held for investment as we no longer have the intent to hold these receivables. As a result of this decision, we transferred receivables to held for sale with a carrying value of $7,814 million, including accrued interest, at the time of transfer and recorded an initial lower of amortized cost or fair value adjustment of approximately $541 million. All of the lower of amortized cost or fair value adjustment was attributed to credit factors and recorded as a component of the provision for credit losses. This decision further accelerates our run-off strategy and, as a result, during the third quarter of 2016, we recorded pre-tax expense of $31 million for severance and loan review costs. We will continue to incur loan review costs in future periods as we prepare these receivables for sale.
During the year ended December 31, 2016, we transferred real estate secured receivables to held for sale (including the expansion of the receivable sales program in September 2016 as discussed in the preceding paragraph) with a total unpaid principal balance (excluding accrued interest) of approximately $8,577 million at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell, as applicable, was approximately $8,429 million including accrued interest. As we plan to sell these receivables to third party investors, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. During the year ended December 31, 2016, we recorded an initial lower of amortized cost or fair value adjustment on all receivables transferred to held for sale totaling $587 million. Of this amount, $576 million was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss) and $11 million was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss).
During the year ended December 31, 2016, we recorded $263 million of additional lower of amortized cost or fair value adjustment on receivables held for sale as a component of total other revenues in the consolidated statement of income (loss) primarily related to changes in fair value as a result of establishing separate pools for receivables being marketed. Removing these receivables from their risk-based grouping impacts the valuation of the receivables remaining in the risked-based pools.

HSBC Finance Corporation

During the years ended December 31, 2015 and 2014, we transferred real estate secured receivables to held for sale with an unpaid principal balance (excluding accrued interest) of approximately $11,796 million and $1,390 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $12,183 million and $1,080 million, respectively, including accrued interest. During the year ended December 31, 2015, we recorded an initial lower of amortized cost or fair value adjustment of $234 million all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss). During the year ended December 31, 2014, we recorded an initial lower of amortized cost or fair value adjustment of $113 million all of which was attributable to non-credit related factors and recorded as a component of total other revenues in the consolidated statement of income (loss).
During the year ended December 31, 2015, we recorded an additional lower of amortized cost or fair value of $155 million related to changes in fair value as a result of a change in the estimated pricing on specific pools of receivables. During the year ended December 31, 2014, we reversed $457 million of the lower of amortized cost or fair value adjustment previously recorded primarily due to an increase in the fair value of the real estate secured receivables held for sale as conditions in the housing industry showed improvement during 2014 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.
We continue to make progress in our strategy to run-off and sell our real estate secured receivable portfolio. The following table summarizes receivables sold to third-party investors during the periods presented.

Year Ended December 31,	2016	2015	2014
	(in millions)
Unpaid principal balance at the time of sale(1)	$10,130	$2,591	$2,927

Aggregate cash consideration received	$9,663	$2,022	$2,242
Aggregate carrying value at the time of sale(1)	8,973	1,995	2,152
Transaction costs	57	15	27
Gain on sale of real estate secured receivables	$633	$12	$63

(1)
For the year ended December 31, 2016, amount includes receivables with an unpaid principal balance of $4,478 million (aggregate carrying value of $4,040 million) that were sold during the fourth quarter of 2016.

The following table summarizes the activity in receivables held for sale during the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31,	2016	2015	2014
	(in millions)
Real estate secured receivables held for sale at beginning of period	$8,265	$860	$2,047
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	7,574	10,327	909
Real estate secured receivable sales	(8,973)	(1,995)	(2,152)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale	(201)	(130)	314
Carrying value of real estate secured receivables held for sale transferred to REO	(54)	(93)	(182)
Carrying value of real estate secured receivables held for sale settled through short sale	(33)	(55)	(61)
Change in real estate secured receivable balance, including collections	(904)	(649)	30
Transfer of real estate secured receivables into held for investment at the lower of amortized cost or fair value(3)	—	—	(45)
Real estate secured receivables held for sale at end of period(4)	$5,674	$8,265	$860

(1)
The initial lower of amortized cost or fair value adjustment on receivables transferred into held for sale during the years ended December 31, 2016, 2015 and 2014 totaled $587 million, $234 million and $113 million, respectively.

(2)	Amount includes any accrued interest associated with the receivable.

(3)
During 2014, we identified a small number of receivables held for sale which did not meet our criteria to be classified as held for sale at that time. As a result, we transferred these receivables to held for investment at the lower of amortized cost or fair value.

(4)	Real estate secured receivables held for sale in the table above are presented net of the valuation allowance.

HSBC Finance Corporation

The following table provides a rollforward of our valuation allowance for the years ended December 31, 2016, 2015 and 2014. See Note 18, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

Year Ended December 31,	2016	2015	2014
	(in millions)
Balance at beginning of period	$13	$—	$329
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	11	—	113
Increase in valuation allowance resulting from changes in fair value	263	155	(457)
Change in valuation allowance for receivables sold	(113)	(142)	14
Change in valuation allowance for collections, charged-off, transferred to REO or short sale	—	—	1
Balance at end of period	$174	$13	$—
The following table summarizes the components of the lower of amortized cost or fair value adjustment during the years ended December 31, 2016, 2015 and 2014:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
(Income)/Expense	Fair Value	Settlement(3)	Total
	(in millions)
Year Ended December 31, 2016:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$576	$—	$576
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	11	—	11
Subsequent to initial transfer to held for sale	263	(62)	201
Lower of amortized cost or fair value adjustment recorded through other revenues	274	(62)	212
Total lower of amortized cost or fair value adjustment	$850	$(62)	$788
Year Ended December 31, 2015:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$234	$—	$234
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	—	—	—
Subsequent to initial transfer to held for sale	155	(25)	130
Lower of amortized cost or fair value adjustment recorded through other revenues	155	(25)	130
Total lower of amortized cost or fair value adjustment	$389	$(25)	$364
Year Ended December 31, 2014:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$—	$—	$—
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	113	—	113
Subsequent to initial transfer to held for sale	(457)	143	(314)
Lower of amortized cost or fair value adjustment recorded through other revenues	(344)	143	(201)
Total lower of amortized cost or fair value adjustment	$(344)	$143	$(201)

(1)
Represents the portion of the initial lower of amortized cost or fair value adjustment attributable to credit factors which are recorded as provision for credit losses in the consolidated statement of income (loss).

(2)
Represents the portion of the initial lower of amortized cost or fair value adjustment attributable to non-credit factors which are recorded as a component of total other revenues in the consolidated statement income (loss) as it reflects the impact on value caused by current marketplace conditions including changes in interest rates.

HSBC Finance Corporation

(3)
Reflects receivable settlements due to either receivable payoffs (including short sales) or transfers of receivables to REO and reflects either a reversal of the non-credit fair value adjustment previously recorded on these receivables or an additional lower of amortized cost or fair value adjustment required at the time of settlement.

8.    Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. The table below reflects interest rates and maturity dates in effect at December 31, 2016.

	December 31, 2016	December 31, 2015
	(in millions)
Senior debt:
Fixed rate:
3.00% to 3.99%	$—	$88
4.00% to 4.99%; due 2018	70	68
5.00% to 5.49%; due 2017 to 2021	1,182	1,211
5.50% to 5.99%; due 2017 to 2018	139	1,999
6.00% to 6.49%; due 2017	29	1,369
7.00% to 7.49%; due 2023 to 2032	37	37
7.50% to 7.99%; due 2019 to 2032	237	266
Variable rate:
Secured financings – .93% to 3.24%; due 2017 to 2018	404	879
Other variable interest rate senior debt – .84%	—	1,300
Subordinated debt – 6.68%; due 2021	2,208	2,208
Mark-to-market adjustment on fair value option long-term debt	36	91
Unamortized discount	(21)	(26)
HSBC acquisition purchase accounting fair value adjustments	19	20
Total long-term debt	$4,340	$9,510
HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been "pushed down" to record our long-term debt at fair value at the date of our acquisition by HSBC.
At December 31, 2016 and December 31, 2015, we have elected fair value option accounting for certain of our fixed rate debt issuances. See Note 9, "Fair Value Option," for further details. At December 31, 2016 and December 31, 2015, long-term debt totaling $1,317 million and $3,257 million, respectively, was carried at fair value.
At December 31, 2016, long-term debt included fair value adjustments relating to terminated fair value hedges of our debt which decreased the debt's carrying value by $15 million and a foreign currency translation adjustment relating to our foreign denominated debt which decreased the debt balance by $359 million. At December 31, 2015, long-term debt included fair value adjustments relating to terminated fair value hedges of our debt which decreased the debt's carrying value by $15 million and a foreign currency translation adjustment relating to our foreign currency denominated debt which decreased the debt balance by $347 million.
In 2016, we entered into a $3 million, 364-day revolving credit facility agreement with an unaffiliated bank to satisfy mandatory requirements of certain states to maintain a back-up line of credit from an unrelated third party. This credit facility required us to post $3 million in collateral with this third-party bank.
Interest expense for long-term debt was $329 million, $688 million and $836 million in 2016, 2015 and 2014, respectively. The weighted-average interest rates on long-term debt were 5.72 percent and 4.77 percent at December 31, 2016 and December 31, 2015, respectively. There are no restrictive financial covenants in any of our long-term debt agreements. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate. We have hedged our exposure to this foreign currency exchange risk through the use of cross currency interest rate swaps as summarized in Note 10, "Derivative Financial Instruments".
Receivables we have sold in collateralized funding transactions structured as secured financings remain on our balance sheet. The entity used in these transactions is a VIE and we are deemed to be its primary beneficiary. Accordingly, we consolidate this entity and report the debt securities issued by them as secured financings in long-term debt. Secured financings previously issued under public trusts with a balance of $404 million at December 31, 2016 are secured by $750 million of closed-end real estate secured

HSBC Finance Corporation

receivables, which are reported as receivables in the consolidated balance sheet. Secured financings previously issued under public trusts with a balance of $879 million at December 31, 2015 were secured by $1,654 million of closed-end real estate secured receivables. The holders of debt instruments issued by the consolidated VIE have recourse only to the receivables securing those instruments and have no recourse to our general credit.
Maturities of long-term debt at December 31, 2016, including secured financings based on the anticipated clean-up date for the collateralized funding transaction, are as follows:

(in millions)
2017(1)	$1,448
2018	271
2019	155
2020	—
2021	2,326
Thereafter	140
Total	$4,340

(1)	Weighted average interest rate on long-term debt maturing in 2017 is 4.42 percent.

9.	Fair Value Option

We have elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC. The following table summarizes fixed rate debt issuances accounted for under fair value option reporting ("FVO"):

	December 31, 2016	December 31, 2015
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$1,317	$3,257
Due to affiliates	485	496
Total fixed rate debt accounted for under FVO	$1,802	$3,753

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$1,712	$3,598

Fixed rate long-term debt not accounted for under FVO	$2,619	$4,074

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $310 million at December 31, 2016 and decreased the debt balance by $283 million at December 31, 2015.

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. See Note 18, "Fair Value Measurements," for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.
The following table summarizes the components of the gain on debt designated at fair value and related derivatives for years ended December 31, 2016, 2015 and 2014:

Year Ended December 31,	2016	2015	2014
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$75	$189	$168
Credit risk component	(10)	42	27
Total mark-to-market on debt designated at fair value	65	231	195
Mark-to-market on the related derivatives(1)(2)	(61)	(213)	(254)
Net realized gains on the related derivatives(1)	48	195	267
Gain on debt designated at fair value and related derivatives	$52	$213	$208

HSBC Finance Corporation

(1)
The derivatives associated with debt designated at fair value are economic hedges but do not qualify for hedge accounting. See Note 10, "Derivative Financial Instruments," for additional discussion of these non-qualifying hedges.

(2)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a gain of $27 million, a gain of $264 million and a gain of $391 million for the years ended December 31, 2016, 2015 and 2014, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a loss of $27 million, a loss of $264 million and a loss of $391 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related derivatives and our debt and any realized gains or losses on those derivatives. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of our interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our long-term debt and due to affiliates balances in total by $90 million and $155 million at December 31, 2016 and December 31, 2015, respectively.
The change in the fair value of the debt and the change in value of the related derivatives during 2016 and 2015 reflects the following:

•
Interest rate curve – During 2016 and 2015, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Changes in the value of the interest rate component of the debt as compared with the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond's applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain FVO debt no longer has any corresponding derivatives.

•	Credit – Our secondary market credit spreads tightened during 2016 as compared with a widening of our credit spreads during 2015.

10.	Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC North America Asset Liability Committee ("HSBC North America ALCO") meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board. Additionally, the Risk Committee of our Board of Directors receives regular reports on our interest rate and liquidity risk positions in relation to the established limits. In accordance with the policies and strategies established by HSBC North America ALCO, in the normal course of business, we historically entered into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used as economic hedges to manage risk.
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

HSBC Finance Corporation

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
Credit Risk of Derivatives  By utilizing derivative financial instruments, we are exposed to counterparty credit risk. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We manage the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. We utilize HSBC affiliates as the provider of our derivatives. We have never suffered a loss due to counterparty credit failure.
At December 31, 2016 and December 31, 2015, we had derivative contracts for our continuing operations with a notional amount of $1.8 billion and $8.9 billion, respectively, which are outstanding with HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with the affiliate counterparty requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with the affiliate counterparty required us to provide collateral to the affiliate of $317 million at December 31, 2016 and $491 million at December 31, 2015, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as derivative financial assets or derivative related liabilities which are included as a component of other assets and other liabilities, respectively.

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

	December 31, 2016		December 31, 2015
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges associated with debt:
Interest rate swaps	$—	$—	$—	$(18)
Currency swaps	—	(58)	97	(178)
Cash flow hedges	—	(58)	97	(196)

Non-qualifying hedge activities:
Derivatives not designated as hedging instruments:
Interest rate swaps	—	—	20	(286)
Derivatives not designated as hedging instruments	—	—	20	(286)

Derivatives associated with debt carried at fair value:
Interest rate swaps	—	—	4	—
Cross currency interest rate swaps	15	(286)	14	(201)
Derivatives associated with debt carried at fair value	15	(286)	18	(201)
Total derivatives	15	(344)	135	(683)
Less: Gross amounts offset in the balance sheet(2)	(15)	332	(135)	626
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$(12)	$—	$(57)

(1)	All of our derivatives are bilateral over-the-counter derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral paid of $317 million at December 31, 2016 and $491 million at December 31, 2015. At December 31, 2016 and December 31, 2015, we did not have any financial instrument collateral received/posted.

(3)	At December 31, 2016 and December 31, 2015, we had not received any cash not subject to an enforceable master netting agreement.
Fair Value Hedges  At December 31, 2016 and December 31, 2015, we do not have any active fair value hedges. We recorded fair value adjustments to the carrying value of our debt for terminated fair value hedges which decreased the debt balance by $15 million at December 31, 2016 and $15 million at December 31, 2015.
Cash Flow Hedges Cash flow hedges include currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt and have historically also included interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) and totaled losses of less than $1 million at December 31, 2016 and $15 million at December 31, 2015. We expect less than $1 million of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant impact to our earnings.

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2016	2015	2014		2016	2015	2014		2016	2015	2014
	(in millions)				(in millions)				(in millions)
Year Ended December 31,
Interest rate swaps	$18	$43	$45	Interest expense	$—	$—	$1	Derivative related income (expense)	$—	$—	$—
Currency swaps	(1)	2	14	Interest expense	(7)	(13)	(12)	Derivative related income (expense)	9	18	14
Total	$17	$45	$59		$(7)	$(13)	$(11)		$9	$18	$14
Non-Qualifying Hedging Activities  We previously entered into interest rate swaps which were not designated as hedges under derivative accounting principles. These financial instruments were economic hedges but did not qualify for hedge accounting and were primarily used to minimize our exposure to changes in interest rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets. As we continued to accelerate the run-off and sale of our real estate secured receivable portfolio, the dynamics of the duration of our receivables changed due to lower prepayment rates and the corresponding increase in interest rate risk. As a result, in 2015, we began reducing the size of this portfolio of interest rate swaps. During the second quarter of 2016, we terminated all of the remaining interest rate swaps in this portfolio of non-qualifying hedges which had a notional value of $2.6 billion at the time of termination.
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Year Ended December 31,
		2016	2015	2014
		(in millions)
Interest rate contracts	Derivative related income (expense)	$(117)	$(115)	$(317)
Total		$(117)	$(115)	$(317)
We have elected the fair value option for certain issuances of our fixed rate debt and have entered into currency swaps and historically interest rate swaps related to debt carried at fair value. The currency swaps and historically the interest rate swaps associated with this debt are non-qualifying hedges but are considered economic hedges and realized gains and losses are reported as "Gain (loss) on debt designated at fair value and related derivatives" within other revenues. The derivatives related to fair value option debt are included in the tables below.
The following table provides the gain or loss recorded on the derivatives related to fair value option debt. See Note 9, "Fair Value Option," for further discussion.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Year Ended December 31,
		2016	2015	2014
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$—	$3	$9
Cross currency interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	(13)	(21)	4
Total		$(13)	$(18)	$13

HSBC Finance Corporation

Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	December 31, 2016	December 31, 2015
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$1,300
Currency swaps	203	1,588
	203	2,888
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	—	2,624
	—	2,624
Derivatives associated with debt carried at fair value:
Interest rate swaps	—	1,859
Cross currency interest rate swaps	1,562	1,562
	1,562	3,421
Total	$1,765	$8,933

11.    Income Taxes

Total income taxes were as follows:

Year Ended December 31,	2016	2015	2014
	(in millions)
Provision (benefit) for income taxes	$(258)	$(471)	$224
Income taxes related to adjustments included in common equity:
Unrealized gains on cash flow hedging instruments	9	21	24
Changes in funded status of postretirement benefit plans	(2)	25	(2)
Total income taxes	$(251)	$(425)	$246
Provision (benefit) for income taxes, all of which were in the United States, were:

Year Ended December 31,	2016	2015	2014
	(in millions)
Current provision (benefit)	$(278)	$56	$108
Deferred provision (benefit)	20	(527)	116
Total income provision (benefit)	$(258)	$(471)	$224
The significant components of deferred provision (benefit) attributable to income were:

Year Ended December 31,	2016	2015	2014
	(in millions)
Deferred income tax provision excluding the effects of other components	$895	$28	$473
Increase in Federal operating loss carryforwards	(859)	(479)	(366)
Decrease in State valuation allowances	(17)	(171)	(53)
Increase in State operating loss carryforwards and other temporary differences	1	95	42
Decrease in foreign and general business tax credits	—	—	20
Deferred income tax provision (benefit)	$20	$(527)	$116

HSBC Finance Corporation

The increase in the Federal operating loss carry forward in 2016 is primarily due to tax losses incurred in 2016 that have not yet been utilized by the HNAH Group consolidated tax filing group but are fully expected to be realized within the statutory carryforward period. The tax losses during 2016 were primarily a result of receivables sales as well as the settlement of the securities litigation. See Note 7, "Receivables Held for Sale," and Note 20, "Litigation and Regulatory Matters", for additional information.
For 2016, the decrease in the state valuation allowance is largely due to the decrease in the separate filing state gross timing difference balances which was partially offset by an increase in the valuation allowance on state net operating loss carryforwards. For 2015, the decrease in the State valuation allowance is mainly due to the impact of moving solely to reliance on projected future taxable income to support the recognition of certain State deferred tax assets and the effects of re-valuing our deferred tax assets for New York City Tax Reform enacted April 13, 2015. For 2014, the decreases in State operating loss carryforwards and other temporary differences and the corresponding decreases in valuation allowances relate to changes in estimates as a result of state return filings for the 2013 tax year and amended State tax returns upon the closing of the Federal audits for the 2006 - 2009 tax years. Additionally, the amounts were impacted by the expiration of State net operating losses, and the effects of re-valuing our deferred tax assets for New York State Tax Reform that was enacted March 31, 2014.
A reconciliation of income tax expense (benefit) compared with the amounts at the U.S. Federal statutory rate was as follows:

Year Ended December 31,	2016		2015		2014
	(dollars are in millions)
Tax provision (benefit) at the U.S. Federal statutory income tax rate	$(285)	(35.0)%	$(303)	(35.0)%	$270	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(11)	(1.3)	(14)	(1.6)	12	1.6
Adjustment with respect to tax for prior periods(1)	33	4.0	(16)	(1.8)	38	4.9
Adjustment of tax rate used to value deferred taxes(2)	6.8		(40)	(4.6)	(52)	(6.7)
Change in valuation allowance(3)	29	3.6	(90)	(10.4)	(28)	(3.6)
Uncertain tax positions(4)	(24)	(3.0)	(4)	(.5)	(2)	(.3)
Other non-deductible/non-taxable items(5)	(7)	(.8)	(4)	(.5)	(11)	(1.4)
Other	1	—	—	(.1)	(3)	(.4)
Total income tax expense (benefit)	$(258)	(31.7)%	$(471)	(54.5)%	$224	29.1%

(1)
For 2016, the amounts were impacted by a $12 million adjustment related to the Federal audit of the 2013 tax year as well as the impact of a reversal of approximately $15 million associated with an out of period adjustment to our deferred tax asset balance. For 2015, the amount relates to an adjustment to a deferred tax balance sheet account as a result of the Federal audit for the 2012 tax year. For 2014, the amount relates to changes in estimates as a result of filing the Federal and State income tax returns and a change in State tax expense as a result of filing amended State tax returns upon the closing of the Federal audits for the 2006 - 2009 tax years.

(2)
For 2016, the amount largely relates to the effect of revaluing our deferred tax assets based on the recently filed tax returns. For 2015, the amount mainly relates to the effects of revaluing our deferred tax assets for New York City Tax Reform that was enacted on April 13, 2015. For 2014, the amount primarily relates to the effects of revaluing our deferred tax assets as a result of New York State Tax Reform that was enacted on March 31, 2014.

(3)
For 2016, the amounts primarily reflect an increase in valuation allowance reserves on certain state net operating loss carryforwards. For 2015, the amount is due to the release of valuation allowance reserves on previously unrecognized State net operating loss carryforwards and temporary differences. For 2014, the amount relates to changes in valuation allowance reserves in States with net operating loss carryforward periods of 12 to 20 years and a release of valuation allowance reserves as a result of filing amended State tax returns upon the closing of the Federal audits for the 2006-2009 tax years.

(4)
For 2016, the amount primarily relates to the resolution of an uncertain items related to the Federal Audit of the 2013 tax year. The amount for 2016 also reflects the conclusion of certain State audits. For 2015 and 2014, the amounts primarily relate to the conclusion of State audits and expiration of State statutes of limitations.

(5)	For 2016, 2015 and 2014, the amount primarily relates to tax exempt income and, for 2015 and 2014, nondeductible penalties.

HSBC Finance Corporation

The components of the net deferred tax asset are presented in the following table:

	December 31, 2016	December 31, 2015
	(in millions)
Deferred Tax Assets:
Receivables held for sale	$387	$541
Federal and State unused tax benefit carryforwards	2,577	1,719
Market value adjustment related to derivatives and long-term debt carried at fair value	16	275
Interests in Real Estate Mortgage Investment Conduits(1)	380	345
Accrued expenses not currently deductible	78	480
Other	204	379
Total deferred tax assets	3,642	3,739
Valuation allowance	(690)	(707)
Total deferred tax assets net of valuation allowance	2,952	3,032
Deferred Tax Liabilities:
Fee income	26	54
Other	29	55
Total deferred tax liabilities	55	109
Net deferred tax asset	$2,897	$2,923

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

The deferred tax valuation allowance is attributed to the following deferred tax assets that, based on the available evidence, is more-likely-than-not that the deferred tax asset will not be realized:

	December 31, 2016	December 31, 2015
	(in millions)
State unused tax benefit carryforwards	$634	$651
Deferred capital loss on sale to affiliates	56	56
Total	$690	$707
The State deferred tax assets against which a valuation allowance is maintained primarily relate to unused tax benefits associated with our run-off business for which recovery is highly unlikely.
A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	2016	2015	2014
	(in millions)
Balance at beginning of year	$86	$93	$111
Additions for tax positions of prior years	4	1	3
Reductions for tax positions of prior years	(2)	(3)	(3)
Settlements	(60)	(1)	(18)
Reductions for lapse of statute of limitations	(8)	(4)	—
Balance at end of year	$20	$86	$93
The total amount of unrecognized tax benefits related to uncertain tax positions that, if recognized, would affect the effective tax rate was $13 million, $57 million and $61 million at December 31, 2016, 2015 and 2014, respectively. Included in the unrecognized tax benefits are certain items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of State taxes that would be deductible for U.S. Federal purposes. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various State and local tax jurisdictions.

HSBC Finance Corporation

It is our policy to recognize accrued interest related to uncertain tax positions in interest income in the consolidated statement of income (loss) and to recognize penalties, if any, related to uncertain tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). Accruals for the payment of interest and penalties associated with uncertain tax positions totaled $9 million and $14 million at December 31, 2016 and December 31, 2015, respectively. Accrual for the payment of interest and penalties associated with uncertain tax positions decreased by $7 million during 2016.
Deferred tax assets and liabilities are recognized for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating and other losses and for State tax credits. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2,897 million and $2,923 million as of December 31, 2016 and December 31, 2015, respectively.
See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," for further discussion regarding our accounting policy relating to the evaluation, recognition and measurement of the HNAH Group and HSBC Finance Corporation's deferred tax assets and liabilities. In evaluating the need for a valuation allowance at December 31, 2016, it has been determined that HNAH Group projections of future taxable income from U.S. operations based on management approved business plans provide sufficient and appropriate support for the recognition of our net deferred tax assets as noted above. At December 31, 2016, we have valuation allowances against certain State deferred tax assets and certain Federal tax loss carry forwards for which the aforementioned projections of future taxable income do not provide appropriate support.
The Internal Revenue Service's concluded its examination of our 2012 and 2013 Federal income tax returns in 2016. We remain subject to State and local income tax examinations for years 2008 and forward. We are currently under audit by various State and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statutes of limitation. Such adjustments are reflected in the tax provision.
At December 31, 2016, for Federal tax purposes, we had net operating loss carryforwards of $5,271 million of which $1,554 million expire in 2033, $696 million expire in 2034, $491 million expire in 2035 and $2,530 million expire in 2036.
At December 31, 2016, for State tax purposes, we had apportioned and pre-tax rate effected net operating loss carryforwards of $14,417 million for which we have pre-tax valuation allowances totaling $12,831 million. These State net operating loss carryforwards expire as follows: $291 million in 2016 - 2020; $1,757 million in 2021 - 2025; $8,134 million in 2026 - 2030; and $4,235 million in 2031 and forward.
At December 31, 2016, for State tax purposes, we had general business tax credit carryforwards of $11 million for which we have valuation allowances totaling $7 million. These State credits expire as follows: $1 million expire in 2016 - 2019 and $10 million have no expiration period.

12.    Redeemable Preferred Stock

In 2010, we issued 1,000 shares of 8.625 percent Non-Cumulative Preferred Stock, Series C ("Series C Preferred Stock") to HSBC Investments (North America) Inc., for a cash purchase price of $1,000 million. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. The Series C Preferred Stock may be redeemed at our option after November 30, 2025 at $1 million per share, plus any declared and unpaid dividends. The redemption and liquidation value is $1 million per share plus accrued and unpaid dividends. The holder of Series C Preferred Stock is entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series C Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock that would rank prior to the Series C Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series C Preferred Stock outstanding at that time. We began paying dividends during the first quarter of 2011. During 2016, 2015 and 2014, we declared dividends on the Series C Preferred Stock totaling $86 million, $86 million and $86 million, respectively, which were paid prior to December 31, 2016, December 31, 2015 and December 31, 2014, respectively. During years in which there is an accumulated deficit, dividends on the Series C preferred stock are paid from additional paid-in-capital. Effective November 15, 2016, the Series C Preferred Stock is held by HSBC North America.
In June 2016, we redeemed all of the outstanding shares of the 6.36 percent Non-Cumulative Preferred Stock, Series B ("Series B Preferred Stock") for $575 million. Dividends on the Series B Preferred Stock were non-cumulative and payable quarterly at a rate of 6.36 percent. During 2016, 2015 and 2014, we declared and paid dividends totaling $20 million, $37 million and $37 million, respectively, on the Series B Preferred Stock. During years in which there is an accumulated deficit, dividends on the Series B preferred stock are paid from additional paid-in-capital.

HSBC Finance Corporation

13.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income (loss) balances.

Year Ended December 31,	2016	2015	2014
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(15)	$(52)	$(97)
Other comprehensive income for period:
Net gains arising during period, net of tax of $6 million, $16 million and $20 million, respectively	11	29	38
Reclassification adjustment for losses realized in net income, net of tax of $3 million, $5 million and $4 million, respectively(1)	4	8	7
Total other comprehensive income for period	15	37	45
Balance at end of period	—	(15)	(52)
Pension and postretirement benefit plan liability:
Balance at beginning of period	29	(13)	(11)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $(1) million, $26 million and $(4) million, respectively	(1)	43	(3)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(1) million, $(1) million and $2 million, respectively(2)	(4)	(1)	1
Total other comprehensive income (loss) for period	(5)	42	(2)
Balance at end of period	24	29	(13)
Total accumulated other comprehensive income (loss) at end of period	$24	$14	$(65)

(1)	The amounts reclassified relate to currency swaps and are included as a component of interest expense in our consolidated statement of income (loss).

(2)	The amounts reclassified are included as a component of salaries and employee benefits in our consolidated statement of income (loss).

14.    Share-Based Plans

Employee Stock Purchase Plans During 2016, 2015 and 2014, we offered the HSBC International Employee Share Purchase Plan (the "HSBC ShareMatch Plan") which allows eligible employees to purchase HSBC shares with a maximum monthly purchase of $325 in 2016, $400 in 2015 and $420 in 2014. For every three shares purchased under the HSBC ShareMatch Plan (the "Investment Share") the employee is awarded one additional share at no charge (the "Matching Share"). The Investment Share is fully vested at the time of purchase while the Matching Share vests at the end of three years contingent upon continuing employment with the HSBC Group.
Compensation expense for Employee Stock Purchase Plans was not significant in 2016, 2015 or 2014.
Restricted Share Plans Under the HSBC Group Share Plan, share-based awards have been granted to key employees, typically in the form of restricted share units. These shares have been granted subject to either time-based vesting or performance-based vesting, typically over three to five years. Annual awards to employees are generally subject to three-year time-based graded vesting. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for restricted share awards totaled $2 million, $4 million and $5 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, future compensation cost related to grants which have not yet fully vested is approximately $3 million. This amount is expected to be recognized over a weighted-average period of 9 months.

HSBC Finance Corporation

15.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plan Certain employees are eligible to participate in the HSBC North America qualified defined benefit pension plan (either the "HSBC North America Pension Plan" or the "Plan") which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S. Future benefit accruals for legacy participants under the final average pay formula components of the Plan ceased effective January 1, 2011, while future contributions under the cash balance formula were discontinued effective January 1, 2013 and, as a result, the Plan is now frozen. The table below reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss). We have not been allocated any portion of the Plan's net pension liability.

Year Ended December 31,	2016	2015	2014
	(in millions)
Interest cost on projected benefit obligation	$48	$49	$51
Expected return on plan assets	(58)	(63)	(62)
Amortization of net actuarial loss	28	27	24
Administrative costs	3	4	5
Pension expense	$21	$17	$18
During the year ended December 31, 2016, pension expense was impacted by an out of period adjustment which increased pension expense by $5 million in connection with pension valuation changes related to prior periods.
The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2016	2015	2014
Discount rate	4.25%	3.95%	4.80%
Expected long-term rate of return on Plan assets	5.50	6.00	6.00
Supplemental Retirement Plan Our employees also participate in a non-qualified supplemental retirement plan which has been frozen. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $38 million and $43 million at December 31, 2016 and December 31, 2015, respectively. Pension expense related to the supplemental retirement plan was $7 million, $5 million and $7 million in 2016, 2015 and 2014, respectively.
Defined Contribution Plans We participate in the HSBC North America 401(k) savings plan which exists for employees meeting certain eligibility requirements. Under these plans, each participant's contribution is matched up to a maximum of 6 percent of the participant's compensation. Contributions are in the form of cash. Total expense for these plans for HSBC Finance Corporation was $4 million, $5 million and $6 million in 2016, 2015 and 2014, respectively.
Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.
The components of our net postretirement benefit cost are as follows:

Year Ended December 31,	2016	2015	2014
	(in millions)
Interest cost	$4	$5	$7
Amortization of reduction in liability resulting from plan amendment	(6)	(3)	—
Gain from curtailment	(5)	—	—
Net periodic postretirement benefit cost	$(7)	$2	$7
During 2015, substantially all of the postretirement plans which provide medical insurance for retirees were amended relating to post-65 retirees to provide a monthly payment which allows the retiree to purchase individual health care coverage instead of offering medical insurance to retirees on a self-insured basis. This resulted in a reduction of our other postretirement benefit liability by $46 million as the amendment eliminated future health cost increases which were previously included in the liability. This

HSBC Finance Corporation

reduction is being amortized over the remaining covered period for those affected which is approximately 7 years. During 2016, we accelerated a portion of this reduction in our other postretirement benefit liability by recording a gain on curtailment of $5 million resulting from reduced staffing levels as we make progress in our receivable sales program.
The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2016	2015	2014
Discount rate	3.95%	3.60%	4.35%
Salary increase assumption	3.00	3.00	2.75
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation for both continuing and discontinued operations is as follows:

	2016	2015
	(in millions)
Accumulated benefit obligation at beginning of year	$100	$173
Interest cost	4	5
Actuarial gains	(6)	(21)
Reduction in liability resulting from plan amendment	—	(46)
Benefits paid, net	(7)	(11)
Accumulated benefit obligation at end of year	$91	$100
Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $9 million relating to our postretirement benefit plans in 2017. The funded status of our postretirement benefit plans was a liability of $91 million and $100 million at December 31, 2016 and December 31, 2015, respectively.
Estimated future benefit payments for our postretirement benefit plans for both continuing and discontinued operations are as follows:

(in millions)
2017	$9
2018	8
2019	8
2020	7
2021	7
2022-2026	28
The assumptions used in determining the benefit obligation of our postretirement benefit plans are as follows:

	2016	2015	2014
Discount rate	3.95%	3.95%	3.60%
Salary increase assumption	3.00	3.00	3.00
A 6.9 percent annual rate of increase in the gross cost of covered health care benefits for participants under the age of 65 and, as it relates to the postretirement benefit plans which were not amended, an 8.3 percent annual rate for participants over the age of 65 were assumed for 2016. This rate of increase is assumed to decline gradually to 4.5 percent in 2027.
While assumed health care cost trends have an effect on the amounts reported for health care plans, a one-percentage point change in assumed health care trend rates would not have a material impact on service or interest costs or the postretirement benefit obligation.

HSBC Finance Corporation

16.	Related Party Transactions

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

	December 31, 2016	December 31, 2015
	(in millions)
Assets:
Cash	$128	$124
Interest bearing deposits with banks	1,500	—
Securities purchased under agreements to resell(1)	2,392	2,724
Other assets	114	128
Total assets	$4,134	$2,976
Liabilities:
Due to affiliates(2)	$3,300	$5,925
Other liabilities	41	62
Total liabilities	$3,341	$5,987

(1)
Securities under an agreement to resell are purchased from HSBC Securities (USA) Inc. and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances and excludes preferred stock.

Year Ended December 31,	2016	2015	2014
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$6	$6	$6
Interest expense paid to HSBC affiliates(1)	(225)	(302)	(307)
Net interest income (expense)	$(219)	$(296)	$(301)
Gain (loss) on FVO debt with affiliate	$10	$17	$(16)
Servicing and other fees from HSBC affiliates	1	20	28
Support services from HSBC affiliates	(158)	(224)	(271)
Stock based compensation expense with HSBC(2)	(2)	(4)	(5)

(1)
Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management hedges related to non-affiliated debt.

(2)
Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in Salaries and employee benefits in our consolidated statement of income (loss). Certain employees are also eligible to participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America which are discussed in Note 15, "Pension and Other Postretirement Benefits".

HSBC Finance Corporation

Funding Arrangements with HSBC Affiliates:
All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are currently sourced primarily through HSBC USA or HSBC North America. Due to affiliates consists of the following:

	December 31, 2016	December 31, 2015
	(in millions)
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries	$—	$500
HSBC USA Inc.	2,500	3,012
HSBC Holdings plc (includes $485 million and $496 million at December 31, 2016 and December 31, 2015 carried at fair value, respectively)	800	813
HSBC North America Holdings Inc.	—	1,600
Due to affiliates	$3,300	$5,925
HSBC Private Banking Holdings (Suisse) S.A. and subsidiaries - These debt agreements matured in April 2016.
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement with HSBC USA, which expires during the fourth quarter of 2017. The credit agreement allows for borrowings with maturities of up to 5 years. In December 2016, we prepaid $512 million that was outstanding under this credit agreement and incurred a loss on extinguishment of debt of $6 million which is included as a component of servicing and other fees from HSBC affiliates in our consolidated statement of income (loss). At December 31, 2016 and December 31, 2015, the balance outstanding under this credit agreement totaled $2,500 million and $3,012 million, respectively. Of the balance outstanding at December 31, 2016, $1.5 billion matures in January 2018 and $1.0 billion matures in September 2018.
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion which matures in 2021. Of this amount, HSBC Holdings plc holds $800 million at December 31, 2016 and $813 million at December 31, 2015.
HSBC North America Holdings Inc. - We had a $600 million loan agreement with HSBC North America which provided for three $200 million borrowings with maturities between 2034 and 2035. In July 2016, we repaid this $600 million loan agreement. In October 2015, we entered into a $1.0 billion loan agreement with HSBC North America which we prepaid in October 2016 with proceeds from receivable sales.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either December 31, 2016 or December 31, 2015:

•	At December 31, 2015, we had a $1.0 billion, 364-day committed revolving credit facility with HSBC USA. This revolving credit facility was terminated in September 2016; and

•	$1.0 billion, 364-day uncommitted revolving credit facility with HSBC North America. This credit facility expires in January 2018.
In November 2013, we obtained a surety bond for $2.5 billion to secure a stay of execution of the partial judgment in the securities litigation while we appealed the judgment. This surety bond was guaranteed by HSBC North America and we paid HSBC North America an annual fee for providing the guarantee which was included as a component of interest expense. In the third quarter of 2015, the judgment was reversed and we terminated the surety bond and related guarantee by HSBC North America. During the year ended December 31, 2015 and 2014, we recorded $4 million and $6 million, respectively, related to the guarantee provided by HSBC North America prior to its termination during the third quarter of 2015. The case was settled during 2016.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to affiliate and third-party debt liabilities. HSBC Bank USA is our counterparty in these derivative transactions. The notional amount of the derivative contracts outstanding with HSBC Bank USA totaled $1.8 billion and $8.9 billion at December 31, 2016 and December 31, 2015, respectively. The fair value of our agreements with HSBC Bank USA required us to provide collateral to HSBC Bank USA of $317 million at December 31, 2016 and $491 million at December 31, 2015, all of which was provided in cash. See Note 10, "Derivative Financial Instruments," for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, our parent company, HSBC North America and prior to November 15, 2016, HSBC Investments (North America) Inc., holds 1,000 shares of Series C Preferred Stock. Dividends paid on the Series C Preferred Stock totaled $86 million, $86 million and $86 million during the years ended December 31, 2016, 2015 and 2014. During periods in which there is an accumulated deficit, dividends on the Series C preferred stock are paid from additional paid-in-capital.

HSBC Finance Corporation

At December 31, 2016 and December 31, 2014, we had deposits totaling $1,500 million and $2,000 million, respectively, with HSBC Bank USA at current market rates. We did not have any deposits with HSBC Bank USA at December 31, 2015. Interest income earned on these deposits was included in interest income from HSBC affiliates in the table above and was insignificant during 2016, 2015 and 2014.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
HSBC Securities (USA) Inc. ("HSI") provides transaction assistance for our receivable sales program, including receivable valuation and other transaction related activities. We pay HSI a fee for these services for each sales transaction based on the unpaid principal balance of the receivables sold. Fees paid to HSI for these services totaled $10 million, $2 million and $2 million during 2016, 2015 and 2014, respectively. The fees paid to HSI for these services are reported as a component of Gain (loss) on sale of real estate secured receivables.

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $559 million and $696 million at December 31, 2016 and December 31, 2015, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

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
Other Transactions Between HSBC Affiliates:
During 2015, we sold a data center located in Vernon Hills, Illinois to HTSU. We received cash totaling $54 million which also reflected the carrying value of the data center. No gain or loss was recorded as a result of this transaction.
Transactions with HSBC Affiliates involving our Discontinued Operations:
In December 2016, we entered into a derivative instrument with HSBC USA in connection with the sale of Visa Class B Shares to a third-party. The notional amount of this derivative contract totaled $50 million at December 31, 2016. The fair value of the derivative related liability with HSBC USA Inc. was $5 million at December 31, 2016. See Note 3, "Discontinued Operations," for additional information about the sale of the Class B Shares.

HSBC Finance Corporation

17.	Variable Interest Entities

We consolidate variable interest entities ("VIE") in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE and therefore are deemed to be the primary beneficiary. We take into account our entire involvement in a VIE (explicit or implicit) in identifying variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be potentially significant where we, among other things, (i) provide liquidity facilities to support the VIE's debt obligations, (ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE, (iii) provide a financial guarantee that covers assets held or liabilities issued by a VIE, (iv) sponsor the VIE in that we design, organize and structure the transaction; and (v) retain a financial or servicing interest in the VIE.
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
Consolidated VIEs  Historically, we have organized special purpose entities ("SPEs") primarily to meet our funding needs through collateralized funding transactions. As part of these transactions, we transferred certain receivables to these trusts which in turn issued debt instruments collateralized by the transferred receivables. The entities used in these transactions are VIEs. As we are the servicer of the assets of these trusts and have retained the benefits and risks, we determined that we are the primary beneficiary of these trusts. Accordingly, we consolidate these entities and report the debt securities issued by them as secured financings in long-term debt. As a result, all receivables transferred in these secured financings remained and continue to remain on our balance sheet and the debt securities issued by them have remained and continue to be included in long-term debt. As all of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans, we no longer use collateralized funding transactions to meet our funding needs.
The assets and liabilities of the consolidated secured financing VIEs consisted of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Receivables held for investment, net:
Real estate secured receivables held for investment	$—	$—	$1,654	$—
Accrued interest income and other	—	—	76	—
Credit loss reserves	—	—	(94)	—
Receivables held for investment, net	—	—	1,636	—
Receivables held for sale	750	—	—	—
Other liabilities	—	(11)	—	(22)
Long-term debt(1)	—	404	—	879
Total	$750	$393	$1,636	$857

(1) At December 31, 2016, the long-term debt in the secured financing VIE had interest rates ranging from .93 percent to 3.24 percent and maturity dates in 2017 and 2018.
The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
Unconsolidated VIEs We do not have any unconsolidated VIEs.

HSBC Finance Corporation

18.	Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focus on an exit price that would be received to sell an asset or paid to transfer a liability in the principal market (or in the absence of the principal market, the most advantageous market) accessible in an orderly transaction between willing market participants (the "Fair Value Framework"). Where required by the applicable accounting standards, assets and liabilities are measured at fair value using the "highest and best use" valuation premise. Fair value measurement guidance clarifies that financial instruments do not have alternative use and, as such, the fair value of financial instruments should be determined using an "in-exchange" valuation premise. Although the fair value measurement literature provides a valuation exception and permits an entity to measure the fair value of a group of financial assets and financial liabilities with offsetting credit risk and/or market risks based on the exit price it would receive or pay to transfer the net risk exposure of a group of assets or liabilities if certain conditions are met, we have not elected to make fair value adjustments to a group of derivative instruments with offsetting credit and market risks.
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
Credit Risk Adjustment The credit risk adjustment is an adjustment to a group of financial assets or financial liabilities to reflect the credit quality of the parties to the transaction in arriving at fair value. A credit valuation adjustment to a financial asset is required to reflect the default risk of the counterparty. Where applicable, we take into consideration the credit risk mitigating arrangements including collateral agreements and master netting arrangements in estimating the credit risk adjustments.
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

HSBC Finance Corporation

Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-K. The following table summarizes the carrying values and estimated fair value of our financial instruments at December 31, 2016 and December 31, 2015.

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$128	$128	$128	$—	$—
Interest bearing deposits with banks	1,500	1,500	1,500	—	—
Securities purchased under agreements to resell	2,392	2,392	—	2,392	—
Real estate secured receivables held for sale	5,674	6,129	—	—	6,129
Due from affiliates	114	114	—	114	—
Financial liabilities:
Due to affiliates carried at fair value	485	485	—	485	—
Due to affiliates not carried at fair value	2,815	2,875	—	2,875	—
Long-term debt carried at fair value	1,317	1,317	—	1,317	—
Long-term debt not carried at fair value	3,023	3,359	—	3,359	—
Derivative financial liabilities	12	12	—	12	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$124	$124	$124	$—	$—
Securities purchased under agreements to resell	2,724	2,724	—	2,724	—
Real estate secured receivables held for investment(1):
First lien	7,237	7,174	—	—	7,174
Second lien	1,750	1,156	—	—	1,156
Total real estate secured receivables held for investment	8,987	8,330	—	—	8,330
Real estate secured receivables held for sale	8,265	8,668	—	—	8,668
Due from affiliates	128	128	—	128	—
Financial liabilities:
Due to affiliates carried at fair value	496	496	—	496	—
Due to affiliates not carried at fair value	5,429	5,693	—	5,693	—
Long-term debt carried at fair value	3,257	3,257	—	3,257	—
Long-term debt not carried at fair value	6,253	6,664	—	6,664	—
Derivative financial liabilities	57	57	—	57	—

(1)
The receivable held for investment carrying value included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies and includes certain basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. The receivable held for investment carrying value included in this table also includes accrued finance charges and is net of credit loss reserves. However, the basis adjustments on the loans, accrued finance charges and credit loss reserves are excluded in the presentation of dollars of two-months-and-over contractual delinquency for receivables held for investment, nonaccrual receivables held for investment account balances and nonperforming receivables held for investment account balances.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
December 31, 2016:
Derivative financial assets:
Currency swaps	$—	$15	$—	$—	$15
Derivative netting	—	—	—	(15)	(15)
Total derivative financial assets	—	15	—	(15)	—
Total assets	$—	$15	$—	$(15)	$—
Due to affiliates carried at fair value	$—	$(485)	$—	$—	$(485)
Long-term debt carried at fair value	—	(1,317)	—	—	(1,317)
Derivative related liabilities:
Currency swaps	—	(344)	—	—	(344)
Derivative netting	—	—	—	332	332
Total derivative related liabilities	—	(344)	—	332	(12)
Total liabilities	$—	$(2,146)	$—	$332	$(1,814)
December 31, 2015:
Derivative financial assets:
Interest rate swaps	$—	$24	$—	$—	$24
Currency swaps	—	111	—	—	111
Derivative netting	—	—	—	(135)	(135)
Total derivative financial assets	—	135	—	(135)	—
Total assets	$—	$135	$—	$(135)	$—
Due to affiliates carried at fair value	$—	$(496)	$—	$—	$(496)
Long-term debt carried at fair value	—	(3,257)	—	—	(3,257)
Derivative related liabilities:
Interest rate swaps	—	(304)	—	—	(304)
Currency swaps	—	(379)	—	—	(379)
Derivative netting	—	—	—	626	626
Total derivative related liabilities	—	(683)	—	626	(57)
Total liabilities	$—	$(4,436)	$—	$626	$(3,810)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a recurring basis during 2016 and 2015.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2016 and 2015.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Certain of the fair values in the table below were not obtained as of December 31, 2016 or 2015 but during the periods then ended. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," as well as the summary of our valuation techniques below for discussion of our policy in measuring fair value.

	Non-Recurring Fair Value Measurements at December 31, 2016				Total Gains (Losses) for the Year Ended December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$—	$5,674	$5,674	$(788)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	—	—	—	(50)
Real estate owned(2)	—	33	—	33	(16)
Total assets at fair value on a non-recurring basis	$—	$33	$5,674	$5,707	$(854)

	Non-Recurring Fair Value Measurements at December 31, 2015				Total Gains (Losses) for the Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale	$—	$—	$8,265	$8,265	$(364)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(1)	—	326	—	326	(176)
Real estate owned(2)	—	103	—	103	(23)
Total assets at fair value on a non-recurring basis	$—	$429	$8,265	$8,694	$(563)

(1)	Total gains (losses) for the years ended December 31, 2016 and 2015 include amounts recorded on receivables that were subsequently transferred to held for sale.

(2)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a non-recurring basis during 2016 and 2015.
Significant Transfers Between Level 2 and Level 3 We transferred real estate secured receivables held for sale from Level 3 to Level 2 prior to the sale of these receivables totaling $8,965 million during the year ended December 31, 2016 compared with $2,077 million during the year ended December 31, 2015. Receivables held for sale are reclassified from Level 3 to Level 2 upon acceptance of a final offer from a third party to purchase a distinct pool of receivables for a specified purchase price on a specific date.
The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy at December 31, 2016 and December 31, 2015:

HSBC Finance Corporation

	Fair Value				Range of Inputs
Financial Instrument Type	Dec. 31, 2016	Dec. 31, 2015	Valuation Technique	Significant Unobservable Inputs	December 31, 2016			December 31, 2015
	(in millions)
Real estate secured receivables held for sale	$5,674	$8,265	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	100%	0%	-	100%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	14%	4%	-	14%

(1)
At December 31, 2016 and December 31, 2015, the weighted average collateral loss severity rate was 51 percent and 42 percent, respectively, taking into consideration both expected net cash flows as well as current collateral values.

Valuation Techniques  The following summarizes the valuation methodologies used for assets and liabilities recorded at fair value on both a recurring and non-recurring basis and for estimating fair value for financial instruments not recorded at fair value but for which fair value disclosures are required.
Cash:  Carrying amount approximates fair value due to the liquid nature of cash.
Interest bearing deposits with banks and securities purchased under agreements to resell:  The fair value of interest bearing deposits with banks and securities purchased under agreements to resell approximates carrying amount due to the short-term maturity of the agreements.
Receivables held for investment and receivables held for sale:  The estimated fair value of our receivables held for sale and historically for receivables held for investment is determined by developing an approximate range of value from a mix of various sources appropriate for the respective pools of assets aggregated by similar risk characteristics. These sources include recently observed over-the-counter transactions where available and fair value estimates obtained from an HSBC affiliate and, for receivables held for sale, a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions we believe are consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades.
Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral values (including expenses to be incurred to maintain the collateral) and market discount rates reflecting management's estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk. Some of these inputs are influenced by collateral value changes and unemployment rates. We perform analytical reviews of fair value changes on a quarterly basis and periodically validate our valuation methodologies and assumptions based on the results of actual sales of such receivables. We also may hold discussions on value directly with potential investors. Since some receivables pools may have features which are unique, the fair value measurement processes use significant unobservable inputs which are specific to the performance characteristics of the various receivable portfolios.
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

HSBC Finance Corporation

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

19.	Commitments and Contingent Liabilities

Lease Obligations We lease certain offices, buildings and equipment. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $6 million, $8 million and $10 million in 2016, 2015 and 2014, respectively. See Note 16, "Related Party Transactions," for additional information.
Future net minimum lease commitments under noncancelable operating lease arrangements were:

Year Ending December 31,	Minimum Rental Payments
(in millions)
2017	$4
2018	3
2019	2
2020	1
2021	—
Thereafter	—
Net minimum lease commitments	$10

Litigation Bond As discussed in Note 20, "Litigation and Regulatory Matters," in 2013, a partial final judgment was entered against us in the securities litigation and we obtained a surety bond for $2.5 billion to secure a stay of execution pending the outcome of our appeal. In the third quarter of 2015, the judgment was reversed and we terminated the surety bond. Prior to the termination of the surety bond, we recorded surety bond fees of $5 million during 2015. As a result of the reversal of the judgment and the termination of the surety bond, during the fourth quarter of 2015 we recovered $13 million of previously paid surety bond fees. Surety bond fees during 2014, totaled of $7 million. The case was settled during 2016. See Note 16, "Related Party Transactions," for discussion of a guarantee we entered into with HSBC North America related to the surety bond.

20.    Litigation and Regulatory Matters

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

HSBC Finance Corporation

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
In October 2013, the district court entered a partial final judgment against the defendants in the amount of approximately $2.5 billion. In addition to the partial judgment, there also remained approximately $625 million, prior to imposition of pre-judgment interest, in claims that were subject to objections that had not been ruled upon by the district court.
In May 2015, the Court of Appeals issued a decision reversing the partial final judgment of the district court of October 2013 and remanding the case for a new trial as to Household International Inc. on loss causation.
In June 2016, HSBC Finance Corporation agreed to pay $1,575 million to settle all claims. In October 2016, the court granted final approval of the settlement and entered final judgment in November 2016, dismissing the action with prejudice.
Mortgage Securitization Activity
We have received notice of several claims from investors and from trustees of residential mortgage-backed securities ("RMBS") related to our activities as a sponsor and the activities of our subsidiaries as originators in connection with RMBS transactions closed between 2005 and 2007. In addition, we have the following pending lawsuits: (i) Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp.; and (ii) Deutsche Bank, as Trustee of HASCO 2007-HE2 v. Decision One, HSBC Finance Corp. and HSBC Bank USA. These actions seek to have Decision One Mortgage Company LLC ("Decision One") and/or HSBC Finance Corporation repurchase mortgage loans originated by Decision One and securitized by third parties. In the aggregate, these actions seek repurchase of loans, or compensatory damages in lieu of repurchase, totaling approximately $500 million. The Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp. matter has been settled in principle for an amount that is fully reserved.
Since 2010, various HSBC entities have received subpoenas and requests for information from the Department of Justice ("DOJ") and the Massachusetts state Attorney General seeking the production of documents and information regarding HSBC’s involvement in certain RMBS transactions as an issuer, sponsor, underwriter, depositor, trustee, custodian or servicer. In November 2014, HSBC North America, on behalf of itself and various subsidiaries including, but not limited to, HSBC Bank USA, HSI Asset Securitization Corp., HSI, HSBC Mortgage Corporation (USA), HSBC Finance Corporation and Decision One, received a subpoena from the U.S. Attorney’s Office for the District of Colorado, pursuant to the Financial Industry Reform, Recovery and Enforcement Act

HSBC Finance Corporation

("FIRREA"), concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages.
We continue to cooperate with the DOJ's investigation, which is at or nearing completion. In December 2016, we had an initial discussion with the DOJ, wherein the DOJ stated its preliminary view that we are subject to liability under FIRREA in connection with certain securitizations from 2005 to 2007 with respect to which HSBC Bank USA served as sponsor or seller of loans, HSI served as underwriter and Decision One originated certain of the securitized loans. We disagree with the DOJ’s preliminary view, and the DOJ has offered us an opportunity to respond. There can be no assurance as to how or when this matter will be resolved, or whether this matter will be resolved prior to the institution of formal legal proceedings by the DOJ. Moreover, it is possible that any such resolution could result in penalties and other costs. To date, at least one bank has been sued by the DOJ and at least eight other banks have reported settlements of mortgage-backed securities-related matters pursuant to FIRREA. The prior DOJ settlements provide no clear guidance as to how those individual settlement amounts were calculated, and due to the high degree of uncertainty involved, it is not practicable to estimate any possible financial effect of this matter. However, we note that the scale of our mortgage securitization activities was more limited in relation to a number of other banks in the industry.
We expect the focus on mortgage securitizations to continue and we may be subject to additional claims, litigation and governmental or regulatory scrutiny relating to our participation in the U.S. mortgage securitization market.
In December 2013, Residential Funding Company, LLC ("RFC") filed an action against Decision One in Minnesota state court relating to alleged losses RFC suffered as a result of its purchase of approximately 16,000 mortgage loans from Decision One from 2000 to 2007. The action subsequently was removed to the U.S. District Court for the District of Minnesota. RFC alleges claims for breach of contract for alleged breach of representations and warranties concerning the quality and characteristics of the mortgage loans and contractual indemnification for alleged losses incurred by RFC arising out of purported defects in loans that RFC purchased from Decision One and subsequently sold to third parties via whole loans or securitizations.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance Corporation and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. In March 2015, the court denied the HSBC defendants' motion for summary judgment. In November 2015, the HSBC defendants' motion for reconsideration of that decision was granted in part, and the court reversed certain aspects of its March 2015 decision. This matter has been stayed pending U.S. Supreme Court review of the U.S. Court of Appeals for the Eleventh Circuit decision reversing motions to dismiss two similar cases filed against other lenders in City of Miami v. Bank of America Corp. & Wells Fargo & Co.
County of Cook v. HSBC North America Holdings Inc., et al. On March 21, 2014, Cook County, Illinois (the county in which the city of Chicago is located) filed an action pursuant to the Fair Housing Act against HSBC North America and certain subsidiaries that is substantially similar to the lawsuit filed by the counties of DeKalb, Fulton and Cobb in Georgia. In this action, as in DeKalb County, et al. v. HSBC North America Holdings Inc., et al., the plaintiff asserts that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. An amended complaint was filed in March 2014. In September 2015, the court denied the HSBC defendants' motion to dismiss the amended complaint. This matter has been stayed pending U.S. Supreme Court review of the U.S. Court of Appeals for the Eleventh Circuit decision reversing motions to dismiss two similar cases filed against other lenders in City of Miami v. Bank of America Corp. & Wells Fargo & Co.
Benchmark Rate Litigation HSBC Finance Corporation is one of several defendants in a lawsuit filed by two mutual funds managed by Prudential Investment Portfolios seeking unspecified damages arising from the alleged artificial suppression of U.S. dollar Libor rates. The other defendants are members of the U.S. dollar Libor panel of banks and their affiliates. This action is part of the U.S. dollar Libor Multi-District Litigation proceeding pending in the U.S. District Court for the Southern District of New York (In re LIBOR-Based Financial Instruments Antitrust Litigation). HSBC and HSBC Bank plc are defendants in that proceeding as well. Plaintiffs subsequently filed an amended complaint. Defendants moved to dismiss the amended complaint in November 2014, and a hearing on the motion was held in February 2015. In December 2016, the court issued a ruling in which it (i) dismissed all anti-trust claims against foreign defendant banks for lack of personal jurisdiction; (ii) dismissed the class action brought on behalf of purchasers of corporate bonds not issued by a defendant bank but which paid interest linked to Libor ("Bondholder claim") for lack of efficient enforcer status; and (iii) sustained portions of all remaining anti-trust claims. The decision also contemplates further additional motions to dismiss the individual actions, including the actions against HSBC Finance Corporation.

HSBC Finance Corporation

Telephone Consumer Protection Act Litigation In April 2016, a putative class action entitled Monteleone v. HSBC Finance Corporation, et al. was filed in the United States District Court for the Northern District of Illinois against HSBC Finance Corporation, HSBC Mortgage Corporation, HSBC Mortgage Services Inc., HSBC Bank USA and HTSU. The action alleges that the HSBC defendants contacted plaintiff, or the members of the class he seeks to represent, on their cellular telephones using an automatic telephone dialing system or an artificial or prerecorded voice, without prior express consent, in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227 et seq. Plaintiff seeks statutory damages of at least $500 for each violation. The HSBC defendants responded to the complaint in July 2016.
Litigation - Discontinued Operations
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. ("Visa") and MasterCard Incorporated ("MasterCard"), had been named as defendants in a number of consolidated merchant class actions and individual merchant actions had been filed against Visa and MasterCard, alleging that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the federal antitrust laws. In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. ("MDL 1720"). In 2011, MasterCard, Visa, the other defendants, including HSBC Finance Corporation, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the "Sharing Agreements") that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Finance Corporation and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The district court granted final approval of the class settlement in December 2013 and entered the Class Settlement Order and final judgment dismissing the class action shortly thereafter.
In June 2016, the U.S. Court of Appeals for the Second Circuit issued a decision vacating class certification and approval of the class settlement in In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720 (E.D.N.Y.), concluding the class was inadequately represented by their counsel in violation the Federal Rule of Civil Procedure governing class actions as well as the Due Process Clause of the U.S. Constitution. Specifically, the Court held that there was a conflict between two different but overlapping settlement classes: (1) a so-called opt-out class, which permitted individual class members to forgo their share of the monetary relief and pursue individual claims; and (2) a non-opt-out class of merchants, including future merchants that do not currently exist, which provided injunctive relief mainly in the form of a rule change by Visa and MasterCard to allow merchants to surcharge card transactions until July 20, 2021. Plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court on November 23, 2016 seeking review of the Court of Appeals decision.
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
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) was filed on December 16, 2013 against HSBC Bank USA, HSBC North America, HSBC Finance Corporation, and HSBC, as well as other banks. This putative class action was filed in the U.S. District Court for the Northern District of California. The complaint asserts federal and California state antitrust claims on behalf of a putative class composed of all Visa and MasterCard cardholders in the United States. The substantive allegations regarding defendants' conduct parallel the merchant claims in MDL 1720. Unlike the merchant suits, however, the Salveson complaint alleges that cardholders pay the interchange fee charged for credit card transaction, not merchants, and that card holders were therefore injured by the alleged anticompetitive conduct. In June 2014, the Judicial Panel on Multidistrict Litigation transferred the case to the Eastern District of New York for consolidation with MDL 1720. In November 2014, the court granted defendants' motion to dismiss.
The U.S. Court of Appeals for the Second Circuit affirmed the district court's dismissal of the action in October 2016. Plaintiff has filed a motion for rehearing en banc.
Governmental and Regulatory Matters
Credit Monitoring Product On April 13, 2016, the Office of the Comptroller of the Currency ("OCC") issued a consent order and an order for a civil money penalty (the "Orders") requiring restitution be made to certain customers who purchased a certain credit monitoring product and assessing a $35 million civil money penalty. Similar to previous actions taken against other credit card issuers, the OCC's findings relate to past billing practices with respect to these types of credit card enhancement services products. While these Orders were issued against our affiliate, HSBC Bank USA, the credit monitoring product was marketed and administered by our discontinued Cards and Retail Services business and primarily purchased by the credit card customers of our former credit card bank, HSBC Bank Nevada, N.A. Consequently, the entire civil money penalty and substantially all restitution was allocated to HSBC Finance Corporation. A small portion of the ordered restitution was allocated to HSBC Bank USA with respect to those

HSBC Finance Corporation

HSBC Bank USA customers who purchased the product. The entire civil money penalty has been paid and all restitution checks have been issued. Payment of the civil money penalty and customer refunds did not result in any additional material charges to income beyond what had been recorded in prior years. We continue to cooperate with the OCC in the resolution of this matter consistent with the requirements of the Orders. We have been informed that the on-going reviews by other regulators are now closed and we expect that no additional regulatory action will be taken. We ceased the marketing, distribution and servicing of these products by May 2012.
Foreclosure Practices In 2011, HSBC Finance Corporation and our then indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the "FRB") (the "Federal Reserve Servicing Consent Order"), and our affiliate, HSBC Bank USA, entered into a similar consent order with the OCC (the "OCC Servicing Consent Order" and together with the Federal Reserve Servicing Consent Order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The Servicing Consent Orders required us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order.
The Servicing Consent Orders also required an independent review of foreclosures (the "Independent Foreclosure Review") pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. In 2013, HSBC Finance Corporation and our then indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review ceased and was replaced by a broader framework under which we and twelve other participating servicers provided, in the aggregate, in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the IFR Settlement Agreements, HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and agreed to provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million reflecting the portion of HSBC North America's total expense that we believe is allocable to us. As of December 31, 2016, Rust Consulting, Inc., the paying agent, has issued virtually all checks to eligible borrowers. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Finance Corporation and HSBC Bank USA, fulfillment of the terms of the IFR Settlement Agreements will satisfy the Independent Foreclosure Review requirements of the Servicing Consent Orders, including the wind down of the Independent Foreclosure Review.
The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the U.S. Department of Justice or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. In addition, the IFR Settlement Agreements do not preclude future private litigation concerning these practices. On January 6, 2017, the OCC terminated the OCC Servicing Consent Order with HSBC Bank USA.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a national mortgage settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. Following the February 2012 settlement, these government agencies initiated discussions with other mortgage industry servicers, including us. We recorded an accrual of $157 million in 2011 (which was reduced by $14 million in 2013 and further reduced by $60 million during the second quarter of 2014), reflecting the portion of the HSBC North America accrual we believed to be allocable to HSBC Finance Corporation. In February 2016, we, HSBC Bank USA, HSBC Mortgage Services Inc. and HSBC North America entered into an agreement with the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau, other federal agencies ("Federal Parties") and the Attorneys General of 49 states and the District of Columbia ("State Parties") to resolve civil claims related to past residential mortgage loan origination and servicing practices. The settlement is similar to prior national mortgage settlements reached with other US mortgage servicers and includes the following terms: $100 million cash payment to be allocated among participating Federal and State Parties, and $370 million in consumer relief provided through our receivable modification programs. All except $32 million of the settlement is allocable to us and was within the amount reserved for the matter. In addition, the settlement agreement sets forth national mortgage servicing standards to which we and our U.S. affiliates will adhere. The cash payment required by the settlement was paid during 2016.
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

HSBC Finance Corporation

Additionally, in February 2016 the Federal Reserve announced the imposition against HSBC North America and us of a $131 million civil money penalty in conjunction with the Federal Reserve Servicing Consent Order. Pursuant to the terms of the civil money penalty assessment order, the penalty will be satisfied through the cash payments made to the Federal Parties and the consumer relief provided pursuant to the national mortgage settlement.

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$82	$109	$140	$182	$169	$182	$168	$184
Provision for credit losses	—	572	12	37	13	18	192	27
Net interest income after provision for credit losses	82	(463)	128	145	156	164	(24)	157
Other revenues	141	(11)	392	(133)	93	(98)	138	(42)
Operating expenses	109	135	713	138	507	232	522	148
Income (loss) from continuing operations before income tax (expense) benefit	114	(609)	(193)	(126)	(258)	(166)	(408)	(33)
Income tax expense (benefit)	64	(203)	(63)	(56)	(114)	(129)	(200)	(28)
Income (loss) from continuing operations	50	(406)	(130)	(70)	(144)	(37)	(208)	(5)
Income (loss) from discontinued operations	33	2	(4)	(4)	(29)	—	(8)	—
Net income (loss)	$83	$(404)	$(134)	$(74)	$(173)	$(37)	$(216)	$(5)

HSBC Finance Corporation

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In February 2015, PricewaterhouseCoopers LLP ("PwC") was appointed as our independent registered public accounting firm. During the years ended December 31, 2016 and 2015, there were no disagreements on accounting and financial disclosure matters between us and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in its reports on our financial statements.
KPMG LLP ("KPMG") was dismissed as our independent auditors by the Audit Committee effective February 23, 2015, after the issuance of its report on the consolidated financial statements as of and for the year ended December 31, 2014 included in the filing of our Form 10-K with the Securities and Exchange Commission. The reports of KPMG issued on our consolidated financial statements as of December 31, 2014 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the years ended December 31, 2014 and through February 23, 2015, there were no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its reports on our financial statements. During this time, there have been no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.
We have agreed to indemnify and hold KPMG harmless from and against any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG's consent to the inclusion (or incorporation by reference) of its audit report on our past financial statements included in this annual report on Form 10-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by HSBC Finance Corporation in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis. Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent non-executive directors, provides oversight to our financial reporting process.
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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Assessment of Internal Control over Financial Reporting  Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Exchange Act, and has completed an assessment of the effectiveness of HSBC Finance Corporation's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria related to internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework (2013)."
Based on the assessment performed, management concluded that as of December 31, 2016, HSBC Finance Corporation's internal control over financial reporting was effective.

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

HSBC Finance Corporation

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
At December 31, 2016, the HSBC Group had five loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles. Two repayments were made under each loan in 2016.
Five loans to the same Iranian petrochemical company matured in 2016. Bank Melli acted as a sub-participant in two of these loans, although a number of the payments due to Bank Melli in 2016 are yet to be remitted by the HSBC Group.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for 2016, which includes interest and fees, was approximately $464,000, and net estimated profit was approximately $432,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
There was no measurable gross revenue in 2016 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. One was canceled during the fourth quarter of 2016 and approximately 19 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. Prior to Implementation Day of the Joint Comprehensive Plan of Action, these accounts were frozen and transactions relating to these accounts were carried out under U.K. government license. These accounts are generally no longer restricted under U.K. law, though HSBC maintains restrictions on the accounts as a matter of policy. Estimated gross revenue in 2016 on these accounts, which includes fees and/or commissions, was approximately $154,100.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving five employees of a U.S.-sanctioned Iranian bank in Hong Kong, two of whom resigned from the scheme during the third and fourth quarters of 2016. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme in 2016 was approximately $3,790. Three checks amounting to $705 were issued to the Iranian bank employer during the second quarter of 2016, as a result of the employer’s overpayment of contributions.

For the Iranian bank related-activity discussed above, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure.
The HSBC Group has been holding a safe custody box for the Central Bank of Iran. For a number of years, the box has not been accessed by the Central Bank of Iran and no fees have been charged to the Central Bank of Iran.
The HSBC Group currently intends to continue to wind down the activity discussed in this section, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintained a frozen personal account for an individual customer who was sanctioned under U.S. Executive Order 13224. The HSBC Group issued a check to the customer and processed the check deposit to close the account. The HSBC Group exited the customer relationship in the first quarter of 2016.

HSBC Finance Corporation

The HSBC Group maintained a credit card account for an individual who was sanctioned under U.S. Executive Order 13224 during the first quarter of 2016. The account was frozen during the first quarter of 2016. During the third quarter, the credit card was used for one minor debit transaction, and the HSBC Group received a payment relative to the credit card, which has now been canceled.
The HSBC Group maintains accounts for a corporate customer that was sanctioned under U.S. Executive Order 13224 during the first quarter of 2016. The accounts were frozen during the first quarter of 2016.
The HSBC Group maintains an account for a corporate customer that was sanctioned under U.S. Executive Order 13224 during the first quarter of 2016. The account was frozen during the first quarter of 2016
The HSBC Group maintains frozen personal accounts for an individual customer who was sanctioned under U.S. Executive Order 13224 during the second quarter of 2016. The accounts were frozen during the second quarter of 2016.
The HSBC Group maintains a jointly owned safekeeping box during 2016 for an individual customer who was sanctioned under U.S. Executive Order 13224 in 2014. During the first quarter of 2016, the safekeeping box was accessed by the other joint owner (who is not a sanctioned individual).
For activity related to U.S. Executive Order 13224, there was no measurable gross revenue or net profit generated to the HSBC Group in 2016.
Other activity The HSBC Group maintained an account for a customer that received and deposited a check issued by the Iranian embassy in Brunei for payment of monthly rental property fees in the first quarter of 2016. The relationship was exited in the third quarter of 2016.
The HSBC Group held a lease of branch premises in London which it entered into in 2005 and was due to expire in 2020. The landlord of the premises is owned by the Iranian government. The HSBC Group exercised the break clause in the lease and exited the property during 2015. During the third quarter of 2016, the HSBC Group paid all outstanding rent and service charges to the landlord, and also made a payment to a third party company that dealt with refurbishment to the premises.
The HSBC Group maintains an account for a corporate customer in Germany for whom it received funds during the second quarter of 2016 from an account at a European bank that is named on the List of Persons Identified as Blocked Solely Pursuant to Executive Order 13599, in relation to the purchase of software.
For the activity in this section, there was no measurable gross revenue or net profit to the HSBC Group in 2016.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during 2016.There was no measurable gross revenue or net profit to the HSBC Group in 2016 relating to these frozen accounts.

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
The role and responsibilities of the Audit Committee are set forth in its Charter. The Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC Finance Corporation's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	the effectiveness and performance of the Internal Audit Department;

•	the qualifications, independence, performance and remuneration of HSBC Finance Corporation's independent public registered accounting firm;

•	monitoring the integrity of our financial statements prepared under U.S. GAAP, reviewing any significant financial reporting judgments contained in them; and

•	reviewing our financial and accounting policies and practices.

HSBC Finance Corporation

The members of the Audit Committee are: Phillip D. Ameen (Chair), Barry F. Kroeger, Nancy G. Mistretta and Samuel Minzberg. Each of the members are independent, as defined by our Corporate Governance Standards and in accordance with applicable New York Stock Exchange ("NYSE") listing standards and SEC rules and regulations. The Board of Directors has determined that each of these individuals are financially literate in accordance with NYSE listing standards and that Messrs. Ameen and Kroeger and Ms. Mistretta each qualify as an "audit committee financial expert," as defined by applicable SEC rules and regulations.
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

Item 11.     Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.	Principal Accounting Fees and Services.

Audit Fees The aggregate amount billed by our principal accountant, PricewaterhouseCoopers LLP ("PwC"), for audit services performed during the fiscal years ended December 31, 2016 and 2015 was $1,572,990 and $1,475,615, respectively. The aggregate amount billed by our former accountant, KPMG LLP ("KPMG"), for audit services performed during the fiscal years ended December 31, 2016 and 2015 was nil and $500, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees The aggregate amount billed by PwC in connection with audit related services performed during the fiscal years ended December 31, 2016 and 2015 was $660,000 and $916,000, respectively. The aggregate amount billed by KPMG in connection with audit related services performed during the fiscal years ended December 31, 2016 and 2015 was $12,062 and nil, respectively. Audit related services include employee benefit plan audits and audit or attestation services not required by statute or regulation.
Tax Fees The aggregate amount billed by PwC for tax related services performed during the fiscal years ended December 31, 2016 and 2015 was $110,000 and nil, respectively. The aggregate amount billed by KPMG for tax related services performed during the fiscal years ended December 31, 2016 and 2015 was $78,633 and $95,190, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal tax accounts in relation to the computation of associated interest.
All Other Fees The aggregate amount billed by PwC for other services performed during the fiscal years ended December 31, 2016 and 2015 was nil and nil, respectively. There were no amounts billed by KPMG for other services performed during the fiscal years ended December 31, 2016 and 2015.
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

HSBC Finance Corporation

service may be presented to the Chair of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The consolidated financial statements listed below, together with an opinion of PwC dated February 21, 2017 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.
HSBC Finance Corporation and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income (Loss)
Consolidated Statement of Comprehensive Income (Loss)
Consolidated Balance Sheet
Consolidated Statement of Changes in Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (Unaudited)
(a)(2) Not applicable.
(a)(3) Exhibits.

2(i)	Mortgage Loan Purchase Agreement, date May 25, 2016 (incorporated by reference to Exhibit 2.1 of HSBC Finance Corporation's Current Report on Form 8-K filed May 27, 2016).*
2(ii)	Mortgage Loan Purchase Agreement, date December 1, 2016 (incorporated by reference to Exhibit 2.1 of HSBC Finance Corporation's Current Report on Form 8-K filed December 1, 2016).*
3(i)
Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation's Current Report on Form 8-K filed June 22, 2005, Exhibit 3.1(b) to HSBC Finance Corporation's Current Report on Form 8-K filed December 19, 2005 and Exhibit 3.1 to HSBC Finance Corporation's Current Report on Form 8-K filed November 30, 2010).

3(ii)
Bylaws of HSBC Finance Corporation, as Amended and Restated effective April 28, 2016 (incorporated by reference to Exhibit 3.2 to HSBC Finance Corporation's Current Report on Form 8-K filed May 2, 2016).

4.1
Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to HSBC Finance Corporation's Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496.

4.2
Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the HSBC Finance Corporation's Registration Statement on Form S-3, Registration No. 333-120494).

4.3
Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (formerly BNY Midwest Trust Company, formerly Harris Trust and Savings Bank), as Trustee, amending and restating the Indenture dated as of December 19, 2003 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to HSBC Finance Corporation's Registration Statement on Form S-3, Registration No. 333-120494).

HSBC Finance Corporation

4.4
Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor in interest to Bank One, National Association, formerly known as the First National Bank of Chicago), as Trustee, amending and restating the Indenture dated as of April 1, 1995 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to HSBC Finance Corporation's Registration Statement on Form S-3, Registration No. 333-120494).

4.5
Indenture for Senior Subordinated Debt Securities dated December 17, 2008 between HSBC Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, as amended and supplemented (incorporated by reference to Exhibit 4.2 to HSBC Finance Corporation's Registration Statement on Form S-3, Registration No. 333-156219 and Exhibit 4.3 to HSBC Finance Corporation's Current Report on Form 8-K filed December 9, 2010).

4.6
Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated March 1, 2001 and amended and restated April 30, 2003, between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to HSBC Finance Corporation's Registration Statement on Form S-3, Registration No. 333-120496).

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

10.1
Purchase and Assumption Agreement, dated August 10, 2011, among HSBC Finance Corporation, HSBC USA Inc., HSBC Technology and Services (USA) Inc. and Capital One Financial Corporation (incorporated by reference to Exhibit 2.1 of HSBC Finance Corporation's Current Report on Form 8-K filed August 12, 2011).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.
14
Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Item 16. Form 10-K Summary.

Omitted.

HSBC Finance Corporation

Index

Account management policies and practices 43	Critical accounting policies and estimates 26
Accounting:	Customers 5
new pronouncements 80	Deferred tax assets 19, 30, 100
policies (critical) 26	Derivatives:
policies (significant) 75	accounting policy 78
Assets:	cash flow hedges 96
fair value measurements 109	critical accounting policy 29
fair value of financial assets 110	fair value hedges 96
nonperforming 42, 87	income (expense) 34
Audit committee 123	non-qualifying hedges 97
Auditor's report 67, 68	notional value 98
Balance sheet (consolidated) 71	Discontinued operations 82
Basel III 5, 6, 7, 11, 22, 47	Economic environment 24
Business:	Employees 5
consolidated performance review 25	Enhancement services products 117
operations 4	Equity:
organizational history 4	consolidated statement of changes 72
Capital:	ratio 47
2017 funding strategy 47	Estimates and assumptions 26, 76
common equity movements 47	Executive overview 23
consolidated statement of changes 72	Fair value measurements:
Cash flow (consolidated) 73	assets and liabilities recorded at fair value on a non-recurring basis 112
Cautionary statement regarding forward-looking statements 22	assets and liabilities recorded at fair value on a recurring basis 111
Competition 9	fair value adjustments 109
Compliance risk 56	financial instruments 110
Consumer business segment 4, 75	hierarchy 48
Contingent liabilities:	transfers into/out of Level 1 and Level 2 111, 112
critical accounting policy 31	transfers into/out of Level 2 and Level 3 112
litigation 20, 114	valuation control framework 109
Contractual cash obligations 48	valuation techniques 113
Controls and procedures 121	Financial highlights metrics 21
Corporate governance and controls 9	Financial liabilities:
Credit quality 38	designated at fair value 35, 93
Credit risk:	fair value of financial liabilities 110
accounting policy 76	Forward-looking statements 22
concentration 45	Funding 5, 26, 46
critical accounting policy 27	Gain (loss) from debt designated at fair value and related derivatives 35, 93
management 51	Geographical concentration of receivables 45

HSBC Finance Corporation

Impairment:	Provision for credit losses 33, 87
accounting policy 76	Ratios:
credit losses 33, 87	capital 47
critical accounting policy 27	charge-off (net) 41
nonaccrual receivables 42, 84	credit loss reserve related 38
nonperforming receivables 42, 87	delinquency 40, 86
Income taxes:	earnings to fixed charges - Exhibit 12
accounting policy 79	financial 21
critical accounting policy - deferred taxes 30	Receivables:
expense 38, 98	by category 31, 83, 89
Interest income:	by charge-off (net) 41
net interest income 32	by delinquency 40, 86
sensitivity 54	geographical concentration 45
Interest rate risk 54	held for investment 83
Internal control 121	held for sale 89
Key performance indicators 21	in process of foreclosure 87
Lease commitments 48, 114	modified and/or re-aged 44
Legal proceedings 20, 114	nonaccrual 42, 87
Liabilities:	overall review 31
commitments 48, 114	risk concentration 45
financial liabilities designated at fair value 110	troubled debt restructures 84
lines of credit 106	Regulation 5
long-term debt 47, 92	Related party transactions 105
Liquidity and capital resources 46	Repurchase liability 36
Liquidity risk 52	Reputational risk 57
Litigation and regulatory matters 20, 114	Results of operations 32
Loan impairment charges - see Provision for credit losses	Risk factors 9
Loans and advances - see Receivables held for investment, net	Risk management:
Market risk 53	compliance 56
Model risk 58	credit 51
Mortgage lending products 31, 83, 89	interest rate 54
Net interest income 32	liquidity 52
New accounting pronouncements 80	market 53
Operating expenses 37	model 58
Operational risk 55	operational 55
Other revenues 34	overview 49
Pension and other postretirement benefits:	pension 59
accounting policy 79	reputational 57
risk management 59	security and fraud 58
Performance, developments and trends 25	strategic 57
Profit (loss) before tax - consolidated 69	Risks and uncertainties 9
Properties 20

HSBC Finance Corporation

Security and fraud risks 58
Segments 4, 24, 75
Selected financial data 21
Sensitivity - projected net interest income 54
Share-based payments - accounting policy 79
Statement of cash flows 73
Statement of changes in equity 72
Statement of comprehensive income (loss) 70
Statement of income (loss) 69
Strategic risk 57
Surety bond 114
Table of contents 2
Tax expense 38, 98
Troubled debt restructures 84
Unresolved staff comments 20
Variable interest entities 108

HSBC Finance Corporation

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 21st day of February 2017.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 21st day of February 2017.

Signature	Title

/s/ P. J. BURKE	Chairman and Director
(P. J. Burke)

/s/ P. D. AMEEN	Director
(P. D. Ameen)

/s/ K. M. BLAKELY	Director
(K. M. Blakely)

/s/ R. H. COX	Executive Director
(R. H. Cox)

/s/ B. F. KROEGER	Director
(B. F. Kroeger)

/s/ S. MINZBERG	Director
(S. Minzberg)

/s/ N. G. MISTRETTA	Director
(N. G. Mistretta)

/s/ J. C. SHERBURNE	Director
(J. C. Sherburne)

/s/ T. K. WHITFORD	Director
(T. K. Whitford)

/s/ K. MADISON	Chief Executive Officer
(K. Madison)	(as Principal Executive Officer)

/s/ M. A. REEVES	Executive Vice President and Chief Financial Officer
(M. A. Reeves)	(as Principal Financial Officer)

/s/ W. TABAKA	Executive Vice President and Chief Accounting Officer
(W. Tabaka)	(as Principal Accounting Officer)

HSBC Finance Corporation

Exhibit Index

2(i)	Mortgage Loan Purchase Agreement, date May 25, 2016 (incorporated by reference to Exhibit 2.1 of HSBC Finance Corporation's Current Report on Form 8-K filed May 27, 2016).*
2(ii)	Mortgage Loan Purchase Agreement, date December 1, 2016 (incorporated by reference to Exhibit 2.1 of HSBC Finance Corporation's Current Report on Form 8-K filed December 1, 2016).*
3(i)
Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation's Current Report on Form 8-K filed June 22, 2005, Exhibit 3.1(b) to HSBC Finance Corporation's Current Report on Form 8-K filed December 19, 2005 and Exhibit 3.1 to HSBC Finance Corporation's Current Report on Form 8-K filed November 30, 2010).

3(ii)
Bylaws of HSBC Finance Corporation, as Amended and Restated effective April 28, 2016 (incorporated by reference to Exhibit 3.2 to HSBC Finance Corporation's Current Report on Form 8-K filed May 2, 2016).

4.1
Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to HSBC Finance Corporation's Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496.

4.2
Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the HSBC Finance Corporation's Registration Statement on Form S-3, Registration No. 333-120494).

4.3
Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (formerly BNY Midwest Trust Company, formerly Harris Trust and Savings Bank), as Trustee, amending and restating the Indenture dated as of December 19, 2003 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to HSBC Finance Corporation's Registration Statement on Form S-3, Registration No. 333-120494).

4.4
Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor in interest to Bank One, National Association, formerly known as the First National Bank of Chicago), as Trustee, amending and restating the Indenture dated as of April 1, 1995 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to HSBC Finance Corporation's Registration Statement on Form S-3, Registration No. 333-120494).

4.5
Indenture for Senior Subordinated Debt Securities dated December 17, 2008 between HSBC Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, as amended and supplemented (incorporated by reference to Exhibit 4.2 to HSBC Finance Corporation's Registration Statement on Form S-3, Registration No. 333-156219 and Exhibit 4.3 to HSBC Finance Corporation's Current Report on Form 8-K filed December 9, 2010).

4.6
Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated March 1, 2001 and amended and restated April 30, 2003, between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to HSBC Finance Corporation's Registration Statement on Form S-3, Registration No. 333-120496).

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

10.1
Purchase and Assumption Agreement, dated August 10, 2011, among HSBC Finance Corporation, HSBC USA Inc., HSBC Technology and Services (USA) Inc. and Capital One Financial Corporation (incorporated by reference to Exhibit 2.1 of HSBC Finance Corporation's Current Report on Form 8-K filed August 12, 2011).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

HSBC Finance Corporation

14
Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in) Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.