Form 10-Q
period 2017-03-31
HSBC Finance Corp
filed 2017-05-04
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 28, 2017, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

PART I

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2017	2016
	(in millions)
Interest income	$107	$342
Interest expense on debt held by:
Non-affiliates	62	107
HSBC affiliates	28	53
Interest expense	90	160
Net interest income	17	182
Provision for credit losses	—	37
Net interest income after provision for credit losses	17	145
Other revenues:
Derivative related income (expense)	2	(115)
Gain on debt designated at fair value and related derivatives	12	24
Servicing and other fees from (to) HSBC affiliates	(27)	4
Lower of amortized cost or fair value adjustment on receivables held for sale	113	(55)
Gain on sale of real estate secured receivables	617	—
Other income	7	9
Total other revenues	724	(133)
Operating expenses:
Salaries and employee benefits	26	38
Occupancy and equipment expenses, net	2	6
Real estate owned expenses	1	3
Support services from HSBC affiliates	23	42
Other expenses	15	49
Total operating expenses	67	138
Income (loss) from continuing operations before income tax	674	(126)
Income tax expense (benefit)	256	(56)
Income (loss) from continuing operations	418	(70)
Discontinued operations:
Income (loss) from discontinued operations before income tax	6	(7)
Income tax expense (benefit)	2	(3)
Income (loss) from discontinued operations	4	(4)
Net income (loss)	$422	$(74)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2017	2016
	(in millions)
Net income (loss)	$422	$(74)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses), net of tax, on:
Fair value option debt attributable to credit spread	(5)	—
Derivatives designated as cash flow hedges	—	8
Pension and postretirement benefit plan adjustments	(1)	(1)
Other comprehensive income (loss), net of tax	(6)	7
Total comprehensive income (loss)	$416	$(67)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2017	December 31, 2016
	(in millions, except share data)
Assets
Cash	$203	$128
Interest bearing deposits with banks	—	1,500
Securities purchased under agreements to resell	5,582	2,392
Receivables held for sale (including $716 million and $750 million at March 31, 2017 and December 31, 2016, respectively, collateralizing long-term debt)	1,911	5,674
Real estate owned	26	31
Deferred income taxes, net	2,226	2,897
Bank owned life insurance	820	817
Other assets	997	427
Assets of discontinued operations	1	16
Total assets	$11,766	$13,882
Liabilities
Debt:
Due to affiliates (including $488 million and $485 million at March 31, 2017 and December 31, 2016, respectively, carried at fair value)	$802	$3,300
Long-term debt (including $1.3 billion and $1.3 billion at March 31, 2017 and December 31, 2016, respectively, carried at fair value and $371 million and $404 million at March 31, 2017 and December 31, 2016, respectively, collateralized by receivables)	4,320	4,340
Total debt	5,122	7,640
Derivative related liabilities	46	12
Liability for postretirement benefits	129	129
Other liabilities	601	610
Liabilities of discontinued operations	37	57
Total liabilities	5,935	8,448
Equity
Redeemable preferred stock:
Series C ($0.01 par value, 1,000 shares authorized; 1,000 shares issued and outstanding at March 31, 2017 and December 31, 2016)	1,000	1,000
Common equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued and outstanding at March 31, 2017 and December 31, 2016)	—	—
Additional paid-in-capital	23,115	23,138
Accumulated deficit	(18,283)	(18,728)
Accumulated other comprehensive income (loss)	(1)	24
Total common equity	4,831	4,434
Total equity	5,831	5,434
Total liabilities and equity	$11,766	$13,882

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31,	2017	2016
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,000	$1,575
Common equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in-capital
Balance at beginning of period	23,138	23,245
Dividends on preferred stock	(22)	(32)
Employee benefit plans, including transfers and other	(1)	2
Balance at end of period	23,115	23,215
Accumulated deficit
Balance at beginning of period, as previously reported	(18,728)	(18,199)
Reclassification to accumulated other comprehensive income (loss) of cumulative effect adjustment to initially apply new accounting guidance for fair value option debt, net of tax	19	—
Cumulative effect adjustment to initially apply new accounting guidance for previously unrecognized tax benefits on share based plans, net of tax	4	—
Balance at beginning of period, adjusted	(18,705)	(18,199)
Net income (loss)	422	(74)
Balance at end of period	(18,283)	(18,273)
Accumulated other comprehensive income (loss)
Balance at beginning of period, as previously reported	24	14
Reclassification from accumulated deficit of cumulative effect adjustment to initially apply new accounting guidance for fair value option debt, net of tax	(19)	—
Balance at beginning of period, adjusted	5	14
Other comprehensive income (loss)	(6)	7
Balance at end of period	(1)	21
Total common equity at end of period	4,831	4,963
Total equity at end of period	$5,831	$6,538

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2017	2016
	(in millions)
Cash flows from operating activities
Net income (loss)	$422	$(74)
Income (loss) from discontinued operations	4	(4)
Income (loss) from continuing operations	418	(70)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Provision for credit losses	—	37
Lower of amortized cost or fair value adjustment on receivables held for sale	(113)	55
Gain on sale of real estate secured receivables	(617)	—
Gain on sale of real estate owned, including lower of amortized cost or fair value adjustments	(1)	(1)
Depreciation and amortization	—	1
Mark-to-market on debt designated at fair value and related derivatives	(3)	(8)
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	43	65
Net change in other assets	103	(145)
Net change in other liabilities	(9)	(162)
Other, net	32	6
Cash used in operating activities – continuing operations	(147)	(222)
Cash provided by (used in) operating activities – discontinued operations	(1)	3
Cash used in operating activities	(148)	(219)
Cash flows from investing activities
Net change in securities purchased under agreements to resell	(3,190)	1,945
Net change in interest bearing deposits with banks	1,500	—
Receivables:
Net collections	171	510
Proceeds from sales of receivables	4,307	—
Proceeds from sales of real estate owned	17	39
Sales of properties and equipment, net	—	2
Cash provided by investing activities – continuing operations	2,805	2,496
Cash provided by investing activities – discontinued operations	—	—
Cash provided by investing activities	2,805	2,496

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Three Months Ended March 31,	2017	2016
	(in millions)
Cash flows from financing activities
Debt:
Net change in due to affiliates	(2,500)	(151)
Long-term debt retired	(32)	(2,113)
Debt prepayment fees	(28)	—
Dividends	(22)	(32)
Cash used in financing activities – continuing operations	(2,582)	(2,296)
Cash used in financing activities – discontinued operations	—	—
Cash used in financing activities	(2,582)	(2,296)
Net change in cash	75	(19)
Cash at beginning of period(1)	135	136
Cash at end of period(2)	$210	$117
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$12	$19
Transfer of receivables to held for sale	—	230

(1)	Cash at beginning of period includes $7 million and $12 million for discontinued operations at January 1, 2017 and 2016, respectively.

(2)	Cash at end of period includes $7 million and $11 million for discontinued operations at March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	8	Pension and Other Postretirement Benefits	20
2	Receivables Held for Sale	10	9	Related Party Transactions	20
3	Troubled Debt Restructures and Nonperforming Receivables	12	10	Variable Interest Entities	23
4	Credit Loss Reserves	14	11	Fair Value Measurements	23
5	Fair Value Option	15	12	Litigation and Regulatory Matters	29
6	Derivative Financial Instruments	16	13	New Accounting Pronouncements	30
7	Accumulated Other Comprehensive Income (Loss)	19

1.	Organization and Basis of Presentation

HSBC Finance Corporation is a wholly owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect, wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. At March 31, 2017, our consolidated balance sheet was impacted by a reclassification associated with an out of period adjustment which increased our current tax asset and reduced our deferred tax asset balance by $36 million. There was no impact to our consolidated statement of income (loss).
Unless otherwise noted, information included in these notes to the consolidated financial statements relates to continuing operations for all periods presented. See Note 3, "Discontinued Operations," in our 2016 Form 10-K for further details of our discontinued operations. Interim results should not be considered indicative of results in future periods.
We have one segment, Consumer, which consists of the run-off real estate secured receivable portfolio of our Consumer Lending and Mortgage Services businesses. As there are no reporting differences between our consolidated results and our segment results, we do not separately report segment results.

HSBC Finance Corporation

2.	Receivables Held for Sale

As discussed in prior filings, we established a receivable sales program in 2013 and have been engaged in an on-going evaluation of our operations as we seek to optimize our risk profile and cost structure as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, in September 2016, we transferred all remaining real estate secured receivables classified as held for investment to held for sale. As a result, at March 31, 2017 and December 31, 2016, our entire receivable portfolio is classified as held for sale. Receivables held for sale, which are carried at the lower of amortized cost or fair value, are comprised of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Real estate secured receivables held for sale:
First lien	$1,860	$4,699
Second lien	51	975
Total real estate secured receivables held for sale(1)(2)	$1,911	$5,674

(1)
At March 31, 2017 and December 31, 2016, receivables held for sale includes $716 million and $750 million, respectively, of closed-end real estate secured receivables which are part of a collateralized funding transaction. These receivables will be sold when they are contractually released as collateral under the public trust and become available for sale. See Note 10, "Variable Interest Entities," for further discussion of our collateralized funding transactions.

(2)
At March 31, 2017 and December 31, 2016, contractually delinquent real estate secured receivables held for sale includes $203 million and $235 million, respectively, that are in the process of foreclosure.

During the three months ended March 31, 2017, we reversed $108 million of the lower of amortized cost or fair value adjustment recorded in prior periods related to changes in fair value which was reflected as a component of total other revenues in the consolidated statement of income (loss). This reversal of the lower of amortized cost or fair value adjustment recorded in prior periods reflects fair value changes resulting from a shift in mix in the pools of receivables held for sale due to identifying specific pools to be marketed during the first quarter of 2017 as well as improvements in the fair value of these receivables during the first quarter of 2017. We determine the fair value of receivables held for sale based on pools of receivables which are aggregated based on either similar risk characteristics or receivable pools being marketed.
During the three months ended March 31, 2016, we recorded an additional lower of amortized cost or fair value of $68 million related to changes in fair value as a result of a change in the estimated pricing on specific pools of receivables.
We continue to make progress in our strategy to run-off and sell our real estate secured receivable portfolio. The following table summarizes receivables sold to third party investors during the three months ended March 31, 2017. There were no receivable sales during the three months ended March 31, 2016.

Three Months Ended March 31,	2017
(in millions)
Unpaid principal balance at the time of sale	$4,363

Aggregate cash consideration received	$4,307
Aggregate carrying value at the time of sale	3,665
Transaction costs	25
Gain on sale of real estate secured receivables	$617

HSBC Finance Corporation

The following table summarizes the activity in receivables held for sale during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,	2017	2016
	(in millions)
Real estate secured receivables held for sale at beginning of period	$5,674	$8,265
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	—	230
Real estate secured receivable sales	(3,665)	—
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale subsequent to initial transfer to held for sale	113	(51)
Carrying value of real estate secured receivables held for sale transferred to real estate owned ("REO")	(11)	(14)
Carrying value of real estate secured receivables held for sale settled through short sale	(8)	(8)
Change in real estate secured receivable balance, including collections	(192)	(237)
Real estate secured receivables held for sale at end of period(3)	$1,911	$8,185

(1)	During the three months ended March 31, 2016, the initial lower of amortized cost or fair value adjustment recorded on receivables transferred into held for sale totaled $17 million.

(2)	Amount includes any accrued interest associated with the receivable.

(3)	Real estate secured receivables held for sale in the table above are presented net of the valuation allowance.
During the three months ended March 31, 2016, we transferred real estate secured receivables to held for sale with an unpaid principal balance (excluding accrued interest) of approximately $282 million at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $267 million including accrued interest. Credit loss reserves associated with these receivables totaled $20 million at the time of transfer to held for sale. During the three months ended March 31, 2016, we recorded an initial lower of amortized cost or fair value adjustment of $17 million. Of this amount, $13 million was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss) and $4 million was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss).
The following table provides a rollforward of our valuation allowance for the three months ended March 31, 2017 and 2016. See Note 11, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

Three Months Ended March 31,	2017	2016
	(in millions)
Balance at beginning of period	$174	$13
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	—	4
Increase (decrease) in valuation allowance resulting from changes in fair value	(108)	68
Change in valuation allowance for collections, charged-off, transferred to REO or short sale	(5)	1
Balance at end of period	$61	$86

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment during the three months ended March 31, 2017 and 2016:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
(Income)/Expense	Fair Value	Settlement(1)	Total
	(in millions)
Three Months Ended March 31, 2017:
Lower of amortized cost or fair value adjustment recorded through other revenues(2)	$(108)	$(5)	$(113)
Total lower of amortized cost or fair value adjustment	$(108)	$(5)	$(113)
Three Months Ended March 31, 2016:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(3)	$13	$—	$13
Other revenues:
Initial lower of amortized cost or fair value adjustment(4)	4	—	4
Subsequent to initial transfer to held for sale	68	(17)	51
Lower of amortized cost or fair value adjustment recorded through other revenues	72	(17)	55
Total lower of amortized cost or fair value adjustment	$85	$(17)	$68

(1)
Reflects receivable settlements due to either receivable payoffs (including short sales) or transfers of receivables to REO and reflects either a reversal of the non-credit fair value adjustment previously recorded on these receivables or an additional lower of amortized cost or fair value adjustment required at the time of settlement.

(2)
As all of our receivables are classified as held for sale at March 31, 2017 and December 31, 2016, for the three months ended March 31, 2017 and for all future periods, any lower of amortized cost or fair value adjustments will relate to either changes in fair value subsequent to classification as held for sale or settlements of receivables as discussed above.

(3)
Represents the portion of the initial lower of amortized cost or fair value adjustment attributable to credit factors which are recorded as provision for credit losses in the consolidated statement of income (loss).

(4)
Represents the portion of the initial lower of amortized cost or fair value adjustment attributable to non-credit factors which are recorded as a component of total other revenues in the consolidated statement income (loss) as it reflects the impact on value caused by current marketplace conditions including changes in interest rates.

3.	Troubled Debt Restructures and Nonperforming Receivables

Troubled Debt Restructurings  We report substantially all loans modified as a result of a financial difficulty as troubled debt restructurings ("TDR Loans"), regardless of whether the modification was permanent or temporary, including all modifications with trial periods. Additionally, we report as TDR Loans all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification. TDR Loans also include loans discharged under Chapter 7 bankruptcy and not re-affirmed. TDR Loans are considered to be impaired loans regardless of their accrual status.
Modifications for real estate secured receivables currently may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount, partial forgiveness or deferment of principal or other loan covenants. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive for a period of time in future periods. By lowering the interest rate and making other changes to the loan terms, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Re-aging is an account management action that results in the resetting of the contractual delinquency status of an account to current which generally requires the receipt of two qualifying payments.

HSBC Finance Corporation

The following table presents information about our TDR Loans at March 31, 2017 and December 31, 2016. As all of our TDR Loans are classified as held for sale as of March 31, 2017 and December 31, 2016 and carried at the lower of amortized cost or fair value, there are no credit loss reserves associated with TDR Loans.

	March 31, 2017	December 31, 2016
	(in millions)
Carrying value	$1,102	$1,691
Unpaid principal balance(1)	1,382	2,323

(1)
At March 31, 2017 and December 31, 2016, the unpaid principal balance reflected above includes $189 million and $271 million, respectively, which have received a reduction in the unpaid principal balance as part of an account management action.

The following table provides additional information about the average balance and interest income recognized on TDR Loans.

Three Months Ended March 31,	2017	2016
	(in millions)
Average balance of TDR Loans	$1,453	$7,525
Interest income recognized on TDR Loans	20	157
Nonperforming Receivables The following table summarizes the status of receivables held for sale.

	Accruing Receivables	Nonaccrual Receivables(1)	Total
	(in millions)
At March 31, 2017	$1,588	$323	$1,911
At December 31, 2016	5,293	381	5,674

(1)
Nonaccrual receivables are all receivables which are 90 or more days contractually delinquent as well as second lien receivables (regardless of delinquency status) where the first lien receivable that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged such that the contractual delinquency status has been reset to current. If a re-aged receivable subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivables do not include receivables totaling $197 million and $252 million at March 31, 2017 and December 31, 2016, respectively, which are less than 90 days contractually delinquent and not accruing interest.

The following table provides additional information on nonaccrual receivables:

Three Months Ended March 31,	2017	2016
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$8	$18
Interest income that was recorded on nonaccrual receivables during the period(1)	—	2

(1)	During the three months ended March 31, 2017, interest income recorded on nonaccrual receivables was less than $1 million.

HSBC Finance Corporation

4.	Credit Loss Reserves

As discussed in prior filings, subsequent to the third quarter of 2016, all of our receivables are classified as held for sale and carried at the lower of amortized cost or fair value. As a result, we did not have any credit loss reserves during the three months ended March 31, 2017. The table below summarizes the changes in credit loss reserves for real estate secured receivables held for investment and the related receivable balance during the three months ended March 31, 2016.

	Real Estate Secured
	First Lien	Second Lien	Total
	(in millions)
Three Months Ended March 31, 2016:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$137	$174	$311
Provision for credit losses(1)	23	14	37
Net charge-offs:
Charge-offs(1)(2)	(53)	(26)	(79)
Recoveries	2	1	3
Total net charge-offs	(51)	(25)	(76)
Credit loss reserve balance at end of period	$109	$163	$272
Reserve components:
Collectively evaluated for impairment	$36	$30	$66
Individually evaluated for impairment(3)	63	133	196
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	10	—	10
Total credit loss reserves	$109	$163	$272
Receivables held for investment:
Collectively evaluated for impairment	$6,028	$1,119	$7,147
Individually evaluated for impairment(3)	532	620	1,152
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	247	27	274
Total receivables held for investment	$6,807	$1,766	$8,573

(1)
The provision for credit losses and charge-offs for real estate secured receivables during the three months ended March 31, 2016 included $13 million related to the initial lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. See Note 2, "Receivables Held for Sale," for additional information.

(2)
For collateral dependent receivables that were transferred to held for sale, existing credit loss reserves at the time of transfer were recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the three months ended March 31, 2016 and, accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $20 million.

(3)
These amounts represent TDR Loans for which we evaluated reserves using a discounted cash flow methodology. Each loan was individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis was then applied to these groups of TDR Loans. The receivable balance above excluded TDR Loans held for investment that were carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $211 million at March 31, 2016. The reserve component above excluded credit loss reserves totaling $9 million at March 31, 2016 for TDR Loans held for investment that were carried at the lower of amortized cost or fair value of the collateral less cost to sell.

HSBC Finance Corporation

5.	Fair Value Option

We have elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC. The following table summarizes fixed rate debt issuances accounted for under fair value option reporting ("FVO"):

	March 31, 2017	December 31, 2016
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$1,326	$1,317
Due to affiliates	488	485
Total fixed rate debt accounted for under FVO	$1,814	$1,802

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$1,733	$1,712

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $289 million at March 31, 2017 and decreased the debt balance by $310 million at December 31, 2016.

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. See Note 11, "Fair Value Measurements," for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.
The following table summarizes the components of the gain on debt designated at fair value and related derivatives reflected in the consolidated statement of income (loss) for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,	2017	2016
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$18	$6
Credit risk component(2)	—	11
Total mark-to-market on debt designated at fair value	18	17
Mark-to-market on the related derivatives(1)(3)	(15)	(9)
Net realized gains on the related derivatives(1)	9	16
Gain on debt designated at fair value and related derivatives	$12	$24

(1)
The derivatives associated with debt designated at fair value are economic hedges but do not qualify for hedge accounting. See Note 6, "Derivative Financial Instruments," for additional discussion of these non-qualifying hedges.

(2)
As discussed below and more fully in Note 13, "New Accounting Pronouncements," beginning January 1, 2017, the fair value movement on fair value option debt attributable to our credit spreads is recorded in common equity as a component of other comprehensive income. For the three months ended March 31, 2017, the fair value movement on fair value option debt attributable to our credit spreads was a loss $8 million.

(3)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a loss of $21 million and a loss of $66 million for the three months ended March 31, 2017 and 2016, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a gain of $21 million and a gain of $66 million for the three months ended March 31, 2017 and 2016, respectively.

Prior to January 1, 2017, changes in the fair value of fair value option debt and the value of the related derivatives, including changes in fair value related to interest rates, credit and other risks as well as any realized gains or losses on those derivatives, were reported in gain on debt designated at fair value and related derivatives in the consolidated statement of income (loss). As discussed more fully in Note 13, "New Accounting Pronouncements," beginning January 1, 2017, the fair value movement on fair value debt attributable to our credit spreads is recorded in common equity as a component of other comprehensive income.
Differences arise between the movement in the fair value of the debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of our interest

HSBC Finance Corporation

rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our long-term debt and due to affiliates balances in total by $81 million and $90 million at March 31, 2017 and December 31, 2016, respectively.

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
At March 31, 2017 and December 31, 2016, we had derivative contracts for our continuing operations with a notional amount of $1.8 billion and $1.8 billion, respectively, which are outstanding with HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with the affiliate counterparty requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with the affiliate counterparty required us to provide collateral to the affiliate of $274 million at March 31, 2017 and $317 million at December 31, 2016, all of which was provided in cash. These

HSBC Finance Corporation

amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as derivative financial assets or derivative related liabilities which are included as a component of other assets and other liabilities, respectively.
The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of our exposure. The table below also presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated balance sheet.

	March 31, 2017		December 31, 2016
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges associated with debt:
Currency swaps	$—	$(54)	$—	$(58)
Cash flow hedges	—	(54)	—	(58)

Non-qualifying hedge activities:
Derivatives associated with debt carried at fair value:
Cross currency interest rate swaps	21	(287)	15	(286)
Derivatives associated with debt carried at fair value	21	(287)	15	(286)
Total derivatives	21	(341)	15	(344)
Less: Gross amounts offset in the balance sheet(2)	(21)	295	(15)	332
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$(46)	$—	$(12)

(1)	All of our derivatives are bilateral over-the-counter derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral paid of $274 million at March 31, 2017 and $317 million at December 31, 2016. At March 31, 2017 and December 31, 2016, we did not have any financial instrument collateral received/posted.

(3)	At March 31, 2017 and December 31, 2016, we had not received any cash not subject to an enforceable master netting agreement.
Fair Value Hedges  At March 31, 2017 and December 31, 2016, we do not have any active fair value hedges. We recorded fair value adjustments to the carrying value of our debt for terminated fair value hedges which decreased the debt balance by $14 million at March 31, 2017 and $15 million at December 31, 2016.
Cash Flow Hedges Cash flow hedges include currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt and have historically also included interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) and totaled losses of less than $1 million at both March 31, 2017 and December 31, 2016. We expect less than $1 million of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant impact to our earnings.

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2017	2016		2017	2016		2017	2016
	(in millions)			(in millions)			(in millions)
Three Months Ended March 31,
Interest rate swaps	$—	$11	Interest expense	$—	$—	Derivative related income (expense)	$—	$—
Currency swaps	—	—	Interest expense	—	(3)	Derivative related income (expense)	2	4
Total	$—	$11		$—	$(3)		$2	$4
Non-Qualifying Hedging Activities  As discussed in prior filings, during 2016 we terminated all of the interest rate swaps in our portfolio of non-qualifying hedges which we had previously used to minimize our exposure to changes in interest rates. Accordingly, there was no derivative related income (expense) for the three months ended March 31, 2017. Derivative related expense for interest rate contracts for the three months ended March 31, 2016 totaled $119 million.
We have elected the fair value option for certain issuances of our fixed rate debt and have entered into currency swaps and historically interest rate swaps related to debt carried at fair value. The currency swaps and historically the interest rate swaps associated with this debt are non-qualifying hedges but are considered economic hedges and realized gains and losses are reported as gain on debt designated at fair value and related derivatives within other revenues. The derivatives related to fair value option debt are included in the notional amount of derivative contracts table below.
The following table provides the gain or loss recorded on the derivatives related to fair value option debt. See Note 5, "Fair Value Option," for further discussion.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended March 31,
		2017	2016
		(in millions)
Cross currency interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$(6)	$7
Total		$(6)	$7
Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	March 31, 2017	December 31, 2016
	(in millions)
Derivatives designated as hedging instruments:
Currency swaps	$203	$203
Non-qualifying hedges:
Derivatives associated with debt carried at fair value:
Cross currency interest rate swaps	1,562	1,562
Total	$1,765	$1,765

HSBC Finance Corporation

7.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income (loss) balances.

Three Months Ended March 31,	2017	2016
	(in millions)
Unrealized gains (losses) on fair value option debt attributable to credit:
Balance at beginning of period, as previously reported	$—	$—
Cumulative effect adjustment to initially apply new accounting guidance for fair value option debt attributable to credit, net of tax of $(11) million and $- million, respectively(1)	(19)	—
Balance at beginning of period, adjusted	(19)	—
Other comprehensive loss for period:
Net loss arising during period, net of tax of $(3) million and $- million, respectively	(5)	—
Total other comprehensive loss for period	(5)	—
Balance at end of period	(24)	—
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	—	(15)
Other comprehensive income for period:
Net gains arising during period, net of tax of $- million and $4 million, respectively	—	7
Reclassification adjustment for losses realized in net income, net of tax of $- million and $2 million, respectively(2)	—	1
Total other comprehensive income for period	—	8
Balance at end of period	—	(7)
Pension and postretirement benefit plan liability:
Balance at beginning of period	24	29
Other comprehensive loss for period:
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(1) million and $(1) million, respectively(3)	(1)	(1)
Total other comprehensive loss for period	(1)	(1)
Balance at end of period	23	28
Total accumulated other comprehensive income (loss) at end of period	$(1)	$21

(1)	For information on the adoption of new accounting guidance related to fair value option debt attributable to our credit spreads, see Note 13, "New Accounting Pronouncements."

(2)	The amounts reclassified relate to currency swaps and are included as a component of interest expense in our consolidated statement of income (loss).

(3)	The amounts reclassified are included as a component of salaries and employee benefits in our consolidated statement of income (loss).

HSBC Finance Corporation

8.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plan The table below reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss). We have not been allocated any portion of the Plan's net pension liability.

Three Months Ended March 31,	2017	2016
	(in millions)
Interest cost on projected benefit obligation	$12	$12
Expected return on plan assets	(14)	(14)
Amortization of net actuarial loss	6	7
Administrative costs	1	1
Pension expense	$5	$6
Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.
The components of our net postretirement benefit cost are as follows:

Three Months Ended March 31,	2017	2016
	(in millions)
Interest cost	$1	$1
Amortization of reduction in liability resulting from plan amendment	(2)	(2)
Net periodic postretirement benefit cost	$(1)	$(1)

9.	Related Party Transactions

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

	March 31, 2017	December 31, 2016
	(in millions)
Assets:
Cash	$203	$128
Interest bearing deposits with banks	—	1,500
Securities purchased under agreements to resell(1)	5,582	2,392
Other assets	272	114
Total assets	$6,057	$4,134
Liabilities:
Due to affiliates(2)	$802	$3,300
Other liabilities	5	41
Total liabilities	$807	$3,341

(1)
Securities under an agreement to resell are purchased from HSBC Securities (USA) Inc. and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

HSBC Finance Corporation

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances and excludes preferred stock.

Three Months Ended March 31,	2017	2016
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$9	$1
Interest expense paid to HSBC affiliates(1)	(29)	(75)
Net interest income (expense)	$(20)	$(74)
Gain on FVO debt with affiliate	$3	$—
Servicing and other fees from (to) HSBC affiliates	(27)	4
Support services from HSBC affiliates	(23)	(42)
Stock based compensation income (expense) with HSBC(2)	(1)	1

(1)
Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management hedges related to non-affiliated debt.

(2)
Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in Salaries and employee benefits in our consolidated statement of income (loss). Certain employees are also eligible to participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America which are discussed in Note 8, "Pension and Other Postretirement Benefits."

Funding Arrangements with HSBC Affiliates:
All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans and our funding requirements are currently sourced primarily through HSBC USA Inc. ("HSBC USA") or HSBC North America. Due to affiliates consists of the following:

	March 31, 2017	December 31, 2016
	(in millions)
HSBC USA Inc.	$—	$2,500
HSBC Holdings plc (includes $488 million and $485 million at March 31, 2017 and December 31, 2016 carried at fair value, respectively)	802	800
Due to affiliates	$802	$3,300
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement with HSBC USA, which will expire during the fourth quarter of 2017. The credit agreement allows for borrowings with maturities of up to 5 years. In March 2017, we prepaid the entire outstanding balance on this credit agreement of $2.5 billion and incurred a loss on extinguishment of debt of $28 million which is included as a component of servicing and other fees from (to) HSBC affiliates in our consolidated statement of income (loss).
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion which matures in 2021. Of this amount, HSBC Holdings plc holds $802 million at March 31, 2017 and $800 million at December 31, 2016.
We have a $1.0 billion, 364-day uncommitted revolving credit facility with HSBC North America, which expires in January 2018. At March 31, 2017 and December 31, 2016, there are no outstanding balances under this credit facility.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to third party debt liabilities. HSBC Bank USA is our counterparty in these derivative transactions. The notional amount of the derivative contracts outstanding with HSBC Bank USA totaled $1.8 billion and $1.8 billion at March 31, 2017 and December 31, 2016, respectively. The fair value of our agreements with HSBC Bank USA required us to provide collateral to HSBC Bank USA of $274 million at March 31, 2017 and $317 million at December 31, 2016, all of which was provided in cash. See Note 6, "Derivative Financial Instruments," for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, our parent company holds 1,000 shares of Series C Preferred Stock. Dividends paid on the Series C Preferred Stock totaled $22 million and $22 million during the three months ended March 31, 2017 and 2016, respectively. During periods in which there is an accumulated deficit, dividends on the Series C preferred stock are paid from additional paid-in-capital.

HSBC Finance Corporation

At December 31, 2016, we had a deposit totaling $1,500 million with HSBC Bank USA at current market rates. We did not have any deposits with HSBC Bank USA at March 31, 2017. Interest income earned on deposits with HSBC Bank USA was included in interest income from HSBC affiliates in the table above and was insignificant during three months ended March 31, 2017 and 2016.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
HSBC Securities (USA) Inc. ("HSI") provides transaction assistance for our receivable sales program, including receivable valuation and other transaction related activities. We pay HSI a fee for these services for each sales transaction based on the unpaid principal balance of the receivables sold. Fees paid to HSI for these services totaled $5 million during the three months ended March 31, 2017. There were no fees paid during the three months ended March 31, 2016. The fees paid to HSI for these services are reported as a component of Gain (loss) on sale of real estate secured receivables.

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from (to) HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $93 million and $559 million at March 31, 2017 and December 31, 2016, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

•
We also provide various services to HSBC Bank USA, including processing activities and other operational and administrative support. Fees received for these services are included in Servicing and other fees from (to) HSBC affiliates.

•
HSBC North America's technology and certain centralized support services including human resources, corporate affairs, risk management, legal, compliance, tax, finance and other shared services are centralized within HSBC Technology & Services (USA) Inc. ("HTSU"). HTSU also provides certain item processing and statement processing activities for us. The fees we pay HTSU for the centralized support services and processing activities are included in Support services from HSBC affiliates. We also receive fees from HTSU for providing certain administrative services to them as well as receiving rental revenue from HTSU for certain office space. The fees and rental revenue we receive from HTSU are included in Servicing and other fees from (to) HSBC affiliates.

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
Transactions with HSBC Affiliates involving our Discontinued Operations:
In December 2016, we entered into a derivative instrument with HSBC USA in connection with the sale of Visa Class B Shares to a third party. The notional amount of this derivative contract totaled $58 million and $50 million at March 31, 2017 and December 31, 2016, respectively. The fair value of the derivative related liability with HSBC USA Inc. was $6 million and $5 million at March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017, we recorded derivative related expense of $1 million which was recorded as a component of income (loss) from discontinued operations. See Note 3, "Discontinued Operations," in our 2016 Form 10-K for additional information about the sale of the Visa Class B Shares and this derivative instrument.

HSBC Finance Corporation

10.	Variable Interest Entities

We consolidate variable interest entities ("VIE") in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE and therefore are deemed to be the primary beneficiary. See Note 17, "Variable Interest Entities," in our 2016 Form 10-K for additional information regarding VIEs.
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
The assets and liabilities of the consolidated secured financing VIEs consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Receivables held for sale	$716	$—	$750	$—
Other liabilities	—	(33)	—	(11)
Long-term debt	—	371	—	404
Total	$716	$338	$750	$393
The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
Unconsolidated VIEs We do not have any unconsolidated VIEs.

11.	Fair Value Measurements

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

HSBC Finance Corporation

required to reflect the default risk of the counterparty. Where applicable, we take into consideration the credit risk mitigating arrangements including collateral agreements and master netting arrangements in estimating the credit risk adjustments.
Valuation Control Framework  A control framework has been established which is designed to ensure that fair values are validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the measurement of fair values rests with the HSBC U.S. Valuation Committee. The HSBC U.S. Valuation Committee establishes policies and procedures to ensure appropriate valuations. Fair values for long-term debt for which we have elected fair value option are measured by a third party valuation source (pricing service) by reference to external quotations on the identical or similar instruments. Once fair values have been obtained from the third party valuation source, an independent price validation process is performed and reviewed by the HSBC U.S. Valuation Committee. For price validation purposes, we obtain quotations from at least one other independent pricing source for each financial instrument, where possible. We consider the following factors in determining fair values:

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

HSBC Finance Corporation

Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying value and estimated fair value of our financial instruments at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$203	$203	$203	$—	$—
Securities purchased under agreements to resell	5,582	5,582	—	5,582	—
Real estate secured receivables held for sale	1,911	1,921	—	—	1,921
Due from affiliates	272	272	—	272	—
Financial liabilities:
Due to affiliates carried at fair value	488	488	—	488	—
Due to affiliates not carried at fair value	314	338	—	338	—
Long-term debt carried at fair value	1,326	1,326	—	1,326	—
Long-term debt not carried at fair value	2,994	3,344	—	3,344	—
Derivative financial liabilities	46	46	—	46	—

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$128	$128	$128	$—	$—
Interest bearing deposits with banks	1,500	1,500	1,500	—	—
Securities purchased under agreements to resell	2,392	2,392	—	2,392	—
Real estate secured receivables held for sale	5,674	6,129	—	—	6,129
Due from affiliates	114	114	—	114	—
Financial liabilities:
Due to affiliates carried at fair value	485	485	—	485	—
Due to affiliates not carried at fair value	2,815	2,875	—	2,875	—
Long-term debt carried at fair value	1,317	1,317	—	1,317	—
Long-term debt not carried at fair value	3,023	3,359	—	3,359	—
Derivative financial liabilities	12	12	—	12	—

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
March 31, 2017:
Derivative financial assets:
Currency swaps	$—	$21	$—	$—	$21
Derivative netting	—	—	—	(21)	(21)
Total derivative financial assets	—	21	—	(21)	—
Total assets	$—	$21	$—	$(21)	$—
Due to affiliates carried at fair value	$—	$(488)	$—	$—	$(488)
Long-term debt carried at fair value	—	(1,326)	—	—	(1,326)
Derivative related liabilities:
Currency swaps	—	(341)	—	—	(341)
Derivative netting	—	—	—	295	295
Total derivative related liabilities	—	(341)	—	295	(46)
Total liabilities	$—	$(2,155)	$—	$295	$(1,860)
December 31, 2016:
Derivative financial assets:
Currency swaps	$—	$15	$—	$—	$15
Derivative netting	—	—	—	(15)	(15)
Total derivative financial assets	—	15	—	(15)	—
Total assets	$—	$15	$—	$(15)	$—
Due to affiliates carried at fair value	$—	$(485)	$—	$—	$(485)
Long-term debt carried at fair value	—	(1,317)	—	—	(1,317)
Derivative related liabilities:
Currency swaps	—	(344)	—	—	(344)
Derivative netting	—	—	—	332	332
Total derivative related liabilities	—	(344)	—	332	(12)
Total liabilities	$—	$(2,146)	$—	$332	$(1,814)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2017 and 2016.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017 and 2016.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis at March 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Certain of the fair values in the table below were not obtained as of March 31, 2017 or 2016 but during the periods then ended. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2016 Form 10-K as well as the summary of our valuation techniques below for discussion of our policy in measuring fair value.

	Non-Recurring Fair Value Measurements March 31, 2017				Total Gains (Losses) for the Three Months Ended March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale	$—	$—	$1,911	$1,911	$113
Real estate owned(1)	—	26	—	26	(2)
Total assets at fair value on a non-recurring basis	$—	$26	$1,911	$1,937	$111

	Non-Recurring Fair Value Measurements March 31, 2016				Total Gains (Losses) for the Three Months Ended March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale	$—	$1,299	$6,886	$8,185	$(68)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(2)	—	274	—	274	(26)
Real estate owned(1)	—	80	—	80	(5)
Total assets at fair value on a non-recurring basis	$—	$1,653	$6,886	$8,539	$(99)

(1)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(2)	Total gains (losses) for the three months ended March 31, 2016 include amounts recorded on receivables that were subsequently transferred to held for sale.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a non-recurring basis during the three months ended March 31, 2017 and 2016.
Significant Transfers Between Level 2 and Level 3 We transferred real estate secured receivables held for sale from Level 3 to Level 2 prior to the sale of these receivables totaling $3,665 million during the three months ended March 31, 2017 compared with $1,299 million during the three months ended March 31, 2016. Receivables held for sale are reclassified from Level 3 to Level 2 upon acceptance of a final offer from a third party to purchase a distinct pool of receivables for a specified purchase price on a specific date.
The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy at March 31, 2017 and December 31, 2016:

	Fair Value				Range of Inputs
Financial Instrument Type	March 31, 2017	Dec. 31, 2016	Valuation Technique	Significant Unobservable Inputs	March 31, 2017			December 31, 2016
	(in millions)
Receivables held for sale	$1,911	$5,674	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	100%	0%	-	100%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	14%	4%	-	14%

HSBC Finance Corporation

(1)
At March 31, 2017 and December 31, 2016, the weighted average collateral loss severity rate was 43 percent and 51 percent, respectively, taking into consideration both expected net cash flows as well as current collateral values.

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
Receivables held for sale:  The estimated fair value of our receivables held for sale is determined by developing an approximate range of value from a mix of various sources appropriate for the respective pools of assets aggregated by similar risk characteristics or pools of receivables being marketed. These sources include recently observed over-the-counter transactions where available and fair value estimates obtained from an HSBC affiliate and a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions we believe are consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades. In certain cases, the estimated fair value for a pool of receivables being marketed may be based on bids received from third parties interested in purchasing the pool of receivables.
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

HSBC Finance Corporation

12. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 20, "Litigation and Regulatory Matters," in our 2016 Form 10-K. Only matters with significant updates and new matters since our disclosure in our 2016 Form 10-K are reported herein.
In addition to the matters described below and in our 2016 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation, governmental and regulatory matters, as well as for the legal matters discussed in Note 20, "Litigation and Regulatory Matters," in our 2016 Form 10-K as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which we believe we can make a reliable estimate, we believe a reasonable estimate could be as much as $390 million for HSBC Finance Corporation. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Litigation - Continuing Operations
Mortgage Securitization Activity
As discussed in previous filings, in December 2016, we had an initial discussion with the U.S. Department of Justice ("DOJ"), wherein the DOJ stated its preliminary view that we are subject to liability under the Financial Industry Reform, Recovery and Enforcement Act in connection with certain RMBS securitizations from 2005 to 2007. In March 2017, we provided our response to the DOJ, which, amongst other things, outlined why we disagree with the DOJ's preliminary view. Discussions are ongoing.
Telephone Consumer Protection Act Litigation In March 2017, the putative class action Monteleone v. HSBC Finance Corporation, et al. was dismissed and consolidated with another putative class action pending in the U.S. District Court for the Central District of California and an amended complaint has been filed. Ahmed and Monteleone v. HSBC Bank USA, National Association and PHH Mortgage Corporation (Case 5:16-cv-02057). The new putative class action does not name HSBC Finance Corporation as a defendant.
Litigation - Discontinued Operations
Credit Card Litigation  The U.S. Supreme Court denied the petition for writ of certiorari in March 2017.
Salveson v. JPMorgan Chase et al. Plaintiff filed a petition for writ of certiorari with the U.S. Supreme Court in March 2017.
Governmental and Regulatory Matters
Foreclosure Practices In March 2017, the monitor of the national mortgage settlement filed with the United States District Court for the District of Columbia his final Consumer Relief Report validating that our and our affiliates' obligation under the settlement to provide $370 million in consumer relief has been satisfied.

HSBC Finance Corporation

13.	New Accounting Pronouncements

The following new accounting pronouncements were adopted effective January 1, 2017:

•
Financial Instruments - Classification and Measurement of Financial Liabilities Measured Under the Fair Value Option In January 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") which, for financial liabilities measured under the fair value option, requires recognizing the change in fair value attributable to our own credit in other comprehensive income (loss). We elected to early adopt this guidance, which required a cumulative effect adjustment to the consolidated balance sheet, resulting in a reclassification from retained earnings to accumulated other comprehensive income (loss) of an after tax loss of $19 million as of January 1, 2017. The adoption of this guidance did not require financial statements for periods prior to 2017 to be restated.

•
Compensation - Stock Compensation In March 2016, the FASB issued an ASU that requires all excess tax benefits and tax deficiencies for share-based payment awards to be recorded within income tax expense (benefit) in the consolidated statement of income (loss) rather than directly to additional paid-in-capital and for excess tax benefits to be classified as an operating activity in the consolidated statement of cash flows. The adoption of the guidance related to excess tax benefits for share-based payment awards resulted in a cumulative effect adjustment of $4 million which decreased the accumulated deficit as of January 1, 2017.

The following are accounting pronouncements which will be adopted in future periods:

•
Financial Instruments - Classification and Measurement (Excluding Financial Liabilities Measured Under the Fair Value Option) In January 2016, the FASB issued an ASU which changes aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost adjusted for changes in observable prices minus impairment. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The ASU is effective for all annual and interim periods beginning January 1, 2018 and the guidance should be applied by recording a cumulative effect adjustment to the balance sheet or, as it relates to equity investments without readily determinable fair values, prospectively. We currently do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

•
Leases In February 2016, the FASB issued an ASU which requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. The ASU does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. While we are evaluating the impact the new guidance will have on our financial position and results of operations, we currently expect a gross-up of our balance sheet as a result of recognizing lease liabilities and right-of-use assets. The extent of such gross-up remains to be determined once we complete a review of our existing lease contracts and service contracts which may contain embedded leases. As we have not yet completed our review, it is not practicable to quantify the impact of adopting the ASU at this time.

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

HSBC Finance Corporation

in the classification in the statement of cash flows which we do not expect to be significant and will not have any impact on our financial position and results of operations.

•
Compensation - Retirement Benefits  In March 2017, the FASB issued an ASU that requires the service cost component of net periodic pension and postretirement benefit costs to be reported in the same line item as other employee compensation costs while the other components of net periodic pension and postretirement benefit costs are required to be reported in the statement of income separately from the service cost component. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively with early adoption permitted. We currently do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

There have been no additional accounting pronouncements issued that are expected to have or could have a material impact on our financial position or results of operations.

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

HSBC Finance Corporation

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

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	the possibility of incorrect interpretations, application of or changes in tax laws to which we are subject;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan;

•	the potential impact of legal, regulatory and policy changes effecting financial institutions and the global economy as a result of the new Administration in the U.S.; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").
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

Executive Overview

Organization and Basis of Reporting  HSBC Finance Corporation and its subsidiaries are wholly owned subsidiaries of HSBC North America, which is an indirect, wholly owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). HSBC Finance Corporation and its subsidiaries may also be referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as "we", "us" or "our."
The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, "Discontinued Operations," in our 2016 Form 10-K for further discussion of these operations.
Economic Environment The U.S. economy continued its trend of slow growth during the first quarter of 2017. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 0.7 percent in the first quarter of 2017, lower than 2016's GDP annual growth rate of 1.6 percent, while inflation in the first quarter of 2017 ran above the Federal Reserve Board's ("FRB") 2.0 percent target inflation rate. In March 2017, the FRB increased short-term interest rates by 25 bps after a similar rate increase in December 2016 and indicated that it currently expects to increase short-term interest rates further during 2017. Consumer sentiment remained optimistic based on current economic conditions. The U.S. economy added approximately 530 thousand jobs during the first quarter of 2017 and the total unemployment rate fell to 4.5 percent as of March 2017 as compared with 4.7 percent at December 2016. However, an elevated number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistics' U-6 unemployment rate of 8.9 percent at March 2017, as compared with a rate of 9.2 percent at December 2016.
Despite the continued improvement of the U.S. economy, economic uncertainty remains and the new Administration in the U.S. as well as other geopolitical events further adds to this uncertainty. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal and monetary policy, geopolitical concerns and the regulatory and government scrutiny of financial institutions will continue to impact our results in 2017 and beyond.
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
2017 Events
As discussed in prior filings, our entire receivable portfolio is classified as held for sale and we continue to execute on our receivable sales program. During the three months ended March 31, 2017, we sold real estate secured receivables with an unpaid principal balance of $4,363 million (aggregate carrying value of $3,665 million) at the time of sale to third party investors. Aggregate cash consideration received totaled $4,307 million during the three months ended March 31, 2017. We realized a gain of $617 million, net of transaction costs, during the three months ended March 31, 2017.
At March 31, 2017 real estate secured receivables held for sale totaled $1.9 billion. While we expect that substantially all of these receivables will be sold in multiple transactions through 2017, the actual time to complete these sales and ultimate earnings impact depends on many factors, including future market conditions. We also continue to evaluate various options corresponding to the remaining other assets and liabilities. The ultimate resolution and timing is dependent on several factors and, therefore, remains uncertain.
In March 2017, we prepaid a credit agreement with an HSBC affiliate of $2.5 billion and incurred a loss on extinguishment of debt of $28 million which is included as a component of servicing and other fees from (to) HSBC affiliates in our consolidated statement of income (loss).
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC Finance Corporation for the three months ended March 31, 2017 and 2016.

Three Months Ended March 31,	2017	2016
	(dollars are in millions)
Income (loss) from continuing operations	$418	$(70)
Return on average assets, annualized	12.5%	(1.3)%
Return on average common equity, annualized	34.2	(8.4)
Net interest margin, annualized(1)	.66	3.82
Efficiency ratio(1)(2)	9.0	281.6

(1)	See "Results of Operations" for a detailed discussion of trends in our net interest margin.

(2)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.
We reported a net income of $422 million during the three months ended March 31, 2017 compared with a net loss of $74 million during the three months ended March 31, 2016.
Income from continuing operations was $418 million during the three months ended March 31, 2017 compared with a loss from continuing operations of $70 million during the three months ended March 31, 2016. We reported income from continuing operations before income tax of $674 million during the three months ended March 31, 2017 compared with a loss from continuing operations before income tax of $126 million during the three months ended March 31, 2016. The improvement in income from continuing operations before income tax during the three months ended March 31, 2017 was driven by higher other revenues, lower operating expenses and a lower provision for credit losses, partially offset by lower net interest income.
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

Three Months Ended March 31,	2017	2016
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$674	$(126)
Fair value movement on fair value option debt attributable to credit spread(1)	—	(11)
Impact of non-qualifying hedge portfolio	—	119
Costs to achieve(2)	8	22
Adjusted performance from continuing operations before income tax(3)	$682	$4

HSBC Finance Corporation

(1)
As discussed more fully in Note 13, "New Accounting Pronouncements," in the accompanying consolidated financial statements, beginning January 1, 2017, the fair value movement on fair value option debt attributable to our credit spreads is recorded in common equity as a component of other comprehensive income.

(2)
Costs to achieve reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015. The amounts for the three months ended March 31, 2017 and 2016 primarily represent file review costs associated with the receivable sales program.

(3)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations before income tax during the three months ended March 31, 2017 improved by $678 million compared with the year-ago quarter. The improvement was driven by higher other revenues, lower operating expenses and a lower provision for credit losses, partially offset by lower net interest income. Higher other revenues during the three months ended March 31, 2017 reflects higher gains on sales of receivables. Additionally, higher other revenues reflects reversals of the lower of amortized cost or fair value adjustment recorded in prior periods compared with additional lower of amortized cost or fair value adjustments recorded during the year-ago quarter. Operating expenses declined primarily as a result of the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs. A provision for credit losses was not recorded during the three months ended March 31, 2017 as all of our receivables are classified as for held for sale and are carried at the lower of amortized cost or fair value. Lower net interest income was driven by lower average receivable levels and a shift in mix of total average interest earning assets to a higher percentage of short-term investments which have significantly lower yields than our receivable portfolio as a result of receivable sales, partially offset by lower interest expense.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our receivables held for sale, deferred income taxes, net and other asset trends, "Liquidity and Capital Resources" for further discussion on funding and capital, including short-term investments, due to affiliates and long-term debt, and "Credit Quality" for additional discussion on our credit trends.
Funding and Capital  During the three months ended March 31, 2017 and 2016, we did not receive any capital contributions. During the three months ended March 31, 2017 and 2016, we retired or called $32 million and $2,113 million, respectively, of term debt. Our cash requirements during the three months ended March 31, 2017 were met from proceeds of sales of real estate secured receivables, cash generated from operations, including receivable payments and pay-offs, and real estate owned ("REO") sale proceeds. For the remainder of 2017, we expect that proceeds from sales of real estate secured receivables and other balance sheet attrition will generate the liquidity necessary to meet our maturing debt obligations. However, as we continue to execute our receivable sales program, cash flows subsequent to 2017 may not provide sufficient cash to fully repay maturing debt in future periods. As we continue to liquidate our receivable portfolio, HSBC's continued support may be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.

Balance Sheet Review

Unless noted otherwise, the following discusses changes in amounts reported in our consolidated balance sheet for continuing operations. See "Liquidity and Capital Resources" for discussion regarding changes in short-term investments, due to affiliates and long-term debt.
Receivables Held for Sale The following table summarizes receivables held for sale at March 31, 2017 and decreases since December 31, 2016:

		Decrease from
		December 31, 2016
	March 31, 2017	$	%
	(dollars are in millions)
First lien real estate secured receivable	$1,860	$(2,839)	(60.4)%
Second lien real estate secured receivable	51	(924)	(94.8)
Total receivables held for sale	$1,911	$(3,763)	(66.3)%
The decrease in receivables held for sale since December 31, 2016 reflects the impact of receivable sales during the three months ended March 31, 2017 with a carrying value of $3,665 million. The decrease also reflects the impact of continued liquidation in the portfolio, partially offset by a reversal of lower of amortized cost or fair value adjustments recorded in prior periods.

HSBC Finance Corporation

See Note 2, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion of receivables held for sale, including a rollforward of the receivables held for sale balance for the three months ended March 31, 2017 and 2016.
Deferred Income Taxes, Net Deferred income taxes, net, totaled $2,226 million at March 31, 2017 compared with $2,897 million at December 31, 2016. The decrease reflects the impact of the receivable sales during the first quarter of 2017 which resulted in a reclassification between the deferred tax asset and current taxes receivable as well as utilization of deferred net operating loss carryforwards due to the significant net income recognized during the three months ended March 31, 2017.
Other Assets Other assets totaled $997 million at March 31, 2017 compared with $427 million at December 31, 2016. The increase primarily reflects the reclassification of deferred tax assets to current tax receivable resulting from the receivable sales during the first quarter of 2017 as discussed above, as well as higher receivables from affiliates due to payments made on their behalf.

Results of Operations

As we continue to make progress in our strategy to sell our real estate secured receivable portfolio and invest the proceeds in short-term investments, we will see declines in net interest income. Decreases in operating expenses may not necessarily decline in line with the run-off and sale of our receivable portfolio as a result of certain fixed costs. Accordingly, net income (loss) for the three months ended March 31, 2017 or any prior periods should not be considered indicative of the results for any future periods.
Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income (loss).
Net Interest Income  The following table summarizes net interest income and net interest margin for the three months ended March 31, 2017 and 2016.

Three Months Ended March 31,	2017	%(1)	2016	%(1)
	(dollars are in millions)
Interest income	$107	4.20%	$342	7.18%
Interest expense	90	3.54	160	3.36
Net interest income	$17.66%		$182	3.82%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during the three months ended March 31, 2017 due to lower average receivable levels and lower overall yields on total interest earning assets, partially offset by lower interest expense:

•	Average receivable levels decreased during the three months ended March 31, 2017 as a result of receivable sales and continued liquidation of the receivable portfolio.

•
Interest expense decreased during the three months ended March 31, 2017 as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings since March 31, 2016. Higher average rates during the three months ended March 31, 2017 also reflect the impact of increases in rates on certain variable rate debt since March 31, 2016.

•
Overall yields on total average interest earning assets decreased during the three months ended March 31, 2017 driven by a significant shift in mix of total average interest earning assets to a higher percentage of short-term investments which have significantly lower yields than our receivable portfolio as a result of receivable sales, partially offset by the impact of higher receivable yields. Receivable yields increased during the three months ended March 31, 2017 due to the impact of lower levels of nonaccrual real estate secured receivables.

Net interest margin was .66 percent for the three months ended March 31, 2017 compared with 3.82 percent for the three months ended March 31, 2016. The decrease in net interest margin during the three months ended March 31, 2017 reflects the impact of lower overall yields on total average interest earning assets as discussed above. Net interest margin for the three months ended March 31, 2017 also reflects the impact of higher average rates during the three months ended March 31, 2017 as discussed above.

HSBC Finance Corporation

The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

Three Months Ended March 31,	2017
	(dollars are in millions)
Net interest income/net interest margin from prior year period	$182	3.82%
Impact to net interest income resulting from:
Lower asset levels	(159)
Receivable yields	7
Asset mix	(89)
Cost of funds (rate and volume)	70
Other	6
Net interest income/net interest margin for current year period	$17.66%
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
Provision for Credit Losses  As previously discussed, at March 31, 2017 and December 31, 2016 all of our receivables are classified as held for sale and no longer have any associated credit loss reserves. Accordingly, no provision for credit losses was recorded during the three months ended March 31, 2017.
During the three months ended March 31, 2016, the provision for credit losses totaled $37 million, of which $13 million related to the initial lower of amortized cost or fair value adjustment related to credit factors for receivables transferred to held for sale during the first quarter of 2016.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Derivative related income (expense)	$2	$(115)	$117	*
Gain on debt designated at fair value and related derivatives	12	24	(12)	(50.0)
Servicing and other fees from (to) HSBC affiliates	(27)	4	(31)	*
Lower of amortized cost or fair value adjustment on receivables held for sale	113	(55)	168	*
Gain on sale of real estate secured receivables	617	—	617	*
Other income	7	9	(2)	(22.2)
Total other revenues	$724	$(133)	$857	*

*	Not meaningful
Derivative related income (expense) for the three months ended March 31, 2017 reflects ineffectiveness primarily related to our cross currency cash flow hedges which are qualifying hedges and are approaching maturity. As discussed in prior filings, in May 2016 we terminated a portfolio of interest rate swaps which had been used to minimize our exposure to changes in interest rates. Prior to the termination of this portfolio of interest rate swaps, derivative related income (expense) during the three months ended March 31, 2016 reflected realized and unrealized gains and losses on this portfolio of interest rate swaps as they did not qualify as effective hedges under hedge accounting principles as well as ineffectiveness on derivatives which are qualifying hedges.

HSBC Finance Corporation

The following table summarizes derivative related income (expense) for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,	2017	2016
	(in millions)
Net realized losses	$—	$(18)
Mark-to-market on derivatives in our non-qualifying hedge portfolio	—	(101)
Hedge accounting ineffectiveness	2	4
Total derivative related income (expense)	$2	$(115)
Net income volatility in future periods has been reduced as a result of the elimination of our non-qualifying hedge portfolio in May 2016. Derivative related income (expense) for the three months ended March 31, 2017 or any prior periods should not be considered indicative of the results for any future periods.
Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to our credit spreads is recorded in other comprehensive income. Excluding the impact of this item, which resulted in a gain of $11 million during the first quarter of 2016, gain on debt designated at fair value and related derivatives was essentially flat for the three months ended March 31, 2017 compared with the prior year quarter. See Note 5, "Fair Value Option," in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.
Net income volatility resulting from fair value movements on fair value option debt impacts the comparability of our reported results between periods. The gain on debt designated at fair value and related derivatives for the three months ended March 31, 2017 should not be considered indicative of the results for any future periods.
Servicing and other fees from (to) HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables, rental revenue from HSBC Technology & Services (USA) Inc. ("HTSU") for certain office and administrative costs and costs incurred due to the early termination of affiliate debt. For the three months ended March 31, 2017, servicing and other fees from (to) HSBC affiliates decreased primarily as a result of a loss on extinguishment of debt of $28 million as a result of prepaying a $2.5 billion credit agreement with an affiliate in March 2017. To a lesser extent, the decrease also reflects lower rental revenue due to facility closings subsequent to March 31, 2016.
Lower of amortized cost or fair value adjustment on receivables held for sale during the three months ended March 31, 2017 and 2016 is summarized in the following table:

Three Months Ended March 31,	2017	2016
	(in millions)
Income (expense)
Initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the period	$—	$(4)
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	113	(51)
Lower of amortized cost or fair value adjustment	$113	$(55)
During the three months ended March 31, 2017, we reversed $113 million of the lower of amortized cost or fair value adjustment recorded in prior periods, of which $108 million reflects fair value changes resulting from a shift in the mix in the pools of receivables held for sale due to identifying specific pools to be marketed during the first quarter of 2017 as well as improvements in the fair value of these receivables during the first quarter of 2017. We determine the fair value of receivables held for sale based on pools of receivables which are aggregated based on either similar risk characteristics or receivable pools being marketed. This reversal also includes the impact of settlements resulting from receivable payoffs or the transfer of receivables to REO totaling $5 million. During the three months ended March 31, 2016, we recorded an additional lower of amortized cost or fair value adjustment on receivables held for sale totaling $51 million of which $68 million related to changes in fair value and $17 million related to settlements.
We did not record an initial lower of amortized cost or fair value adjustment during the three months ended March 31, 2017 as no new receivables were transferred to held for sale during the first quarter of 2017 as a result of classifying our entire portfolio of receivables as held for sale in September 2016. During the three months ended March 31, 2016, we recorded an initial lower of

HSBC Finance Corporation

amortized cost or fair value adjustment on receivables transferred to held for sale totaling $17 million of which $4 million was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss). The remainder of the total initial lower of amortized cost or fair value adjustment for the three months ended March 31, 2016 of $13 million was attributed to credit factors and recorded as a component of the provision for credit losses.
See Note 2, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Gain on sale of real estate secured receivables increased during the three months ended March 31, 2017 as there were no receivable sale transactions during the three months ended March 31, 2016. The following table summarizes receivables sold during the three months ended March 31, 2017.

Three Months Ended March 31,	2017
(in millions)
Unpaid principal balance at the time of sale	$4,363

Aggregate cash consideration received	$4,307
Aggregate carrying value at the time of sale	3,665
Transaction costs	25
Gain on sale of real estate secured receivables	$617
Other income decreased during the three months ended March 31, 2017. The three months ended March 31, 2016 was impacted by changes in the provision for estimated repurchase liabilities. Excluding the impact of the change in the provision for estimated repurchase liabilities from the year-ago period, other income increased modestly during the three months ended March 31, 2017 as a result of servicing fee revenue received on receivables sold during the first quarter of 2017 from the date of sale through the date servicing was transferred to the purchaser.
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

Three Months Ended March 31,	2017	2016
	(in millions)
Balance at beginning of period	$53	$36
Increase (decrease) in liability recorded through earnings	11	(5)
Realized losses	(1)	—
Balance at end of period	$63	$31
Operating Expenses  The following table summarizes the components of operating expenses.

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$26	$38	$(12)	(31.6)%
Occupancy and equipment expenses, net	2	6	(4)	(66.7)
Real estate owned expenses	1	3	(2)	(66.7)
Support services from HSBC affiliates	23	42	(19)	(45.2)
Other expenses	15	49	(34)	(69.4)
Total operating expenses	$67	$138	$(71)	(51.4)%
Salaries and employee benefits decreased during the three months ended March 31, 2017 due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs.

HSBC Finance Corporation

Occupancy and equipment expenses, net decreased during the three months ended March 31, 2017 due to lower rent, lower repair and utility costs and lower depreciation expense reflecting the impact of the continuing reduced scope of our business operations.
Real estate owned expenses decreased during the three months ended March 31, 2017 driven by fewer average numbers of REO properties held during the year.
Support services from HSBC affiliates decreased during the three months ended March 31, 2017 due to lower technology costs from an HSBC affiliate and lower fees for receivable servicing by HSBC affiliates as a result of the sale of receivables subsequent to March 31, 2016.
Other expenses decreased during the three months ended March 31, 2017 reflecting the reduction of an accrual related to mortgage servicing matters, lower litigation costs and lower file review costs related to our receivable sales program. The decrease also reflects the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended March 31,	2017		2016
	(dollars are in millions)
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$236	35.0%	$(44)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	18	2.7	(3)	(2.4)
Adjustment with respect to tax for prior periods(1)	—	—	18	14.4
Uncertain tax positions(2)	—	—	(18)	(14.4)
Other non-deductible/non-taxable items	(2)	(.3)	(2)	(1.6)
Other	4.6		(7)	(5.4)
Total income tax expense (benefit)	$256	38.0%	$(56)	(44.4)%

(1)	For the three months ended March 31, 2016, income tax benefit was impacted by a reversal of approximately $15 million associated with an out of period adjustment to our deferred tax asset balance.

(2)	For the three months ended March 31, 2016, the amount primarily relates to the conclusion of certain State audits.

Credit Quality

Credit Loss Reserves As discussed in prior filings, subsequent to the third quarter of 2016 all of our receivables are classified as held for sale and no longer have any associated credit loss reserves as they are carried at the lower of amortized cost or fair value.
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
The table below summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of receivables ("delinquency ratio") for our portfolio of real estate secured receivables, all of which are classified as held for sale at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(dollars are in millions)
Dollars of contractual delinquency(1)(2)	$361	$457
Delinquency ratio	18.89%	8.05%

HSBC Finance Corporation

(1)	The receivables held for sale balances reflect the lower of amortized cost or fair value for the receivable.

(2)
At March 31, 2017 and December 31, 2016, dollars of contractual delinquency of real estate secured receivables held for sale includes $268 million and $333 million, respectively, of receivables which are also classified as TDR Loans. See Note 3, "Troubled Debt Restructures and Nonperforming Receivables," in the accompanying consolidated financial statements for further details regarding TDR Loan balances.

Dollars of contractual delinquency for real estate secured receivables held for sale at March 31, 2017 decreased as compared with December 31, 2016 as a result of receivables sold during the first quarter of 2017, partially offset by the impact of a reversal of lower of amortized cost or fair value adjustments recorded in prior periods.
The delinquency ratio for real estate secured receivables held for sale increased to 18.89 percent at March 31, 2017 compared with 8.05 percent at December 31, 2016 as a result of real estate secured receivable sales during the first quarter of 2017. A significant portion of the receivables sold during the first quarter of 2017 were less than 60 days contractually delinquent which results in receivables held for sale decreasing at a faster pace than dollars of delinquency.
See "Customer Account Management Policies and Practices" regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs  As discussed in prior filings, subsequent to the third quarter of 2016 all of our receivables are classified as held for sale and we no longer record charge-offs on these receivables as they are carried at the lower of amortized cost or fair value. Accordingly, there are no net charge-off dollars to report for the quarterly periods ended March 31, 2017 and December 31, 2016. For the quarterly period ended March 31, 2016, net charge-off dollars totaled $76 million and the net charge-off ratio (net charge-offs for the quarter, annualized, as a percentage of average receivables for the quarter) was 3.42 percent.
Nonperforming Assets  Nonperforming assets consisted of the following for the periods presented:

	March 31, 2017	December 31, 2016
	(in millions)
Nonaccrual receivables held for sale(1)(2)	$323	$381
Real estate owned	26	31
Total nonperforming assets	$349	$412

(1)
The receivables held for sale balances reflect the lower of amortized cost or fair value for the receivable. Nonaccrual receivables reflect all receivables which are 90 or more days contractually delinquent as well as second lien receivables (regardless of delinquency status) where the first lien receivable that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables totaling $197 million and $252 million at March 31, 2017 and December 31, 2016, respectively, which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged receivable subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)
At March 31, 2017 and December 31, 2016, nonaccrual receivables held for sale include $232 million and $272 million, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans. See Note 3, "Troubled Debt Restructures and Nonperforming Receivables," in the accompanying consolidated financial statements for further details regarding TDR Loan balances.

Nonaccrual receivables held for sale decreased at March 31, 2017 compared with December 31, 2016 as a result of receivables sold during the first quarter of 2017, partially offset by the impact of a reversal of lower of amortized cost or fair value adjustments recorded in prior periods.
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
Currently, we utilize the following account management actions:

•
Modification – Management action that results in a change to the terms and conditions of the receivable either temporarily or permanently without changing the delinquency status of the receivable. Modifications currently may include changes to one or more terms of the receivable including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal. Beginning May 1, 2017, we are revising our modification program to only include changes in interest rates.

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
The following table shows the number of real estate secured accounts remaining in our portfolio (all of which are classified as held for sale) as well as the outstanding receivable balance of these accounts as of the period indicated for receivables for which we have taken an account management action by the type of action taken, some of which may have received multiple account management actions.

	Number of Accounts	Outstanding Receivable Balance(1)
	(accounts are in thousands)	(dollars are in millions)
March 31, 2017:
Collection re-age only	8.4	$539
Modification only	.7	33
Modification re-age	8.7	673
Total receivables modified and/or re-aged(1)	17.8	$1,245
December 31, 2016:
Collection re-age only	24.7	$991
Modification only	2.1	76
Modification re-age	17.3	957
Total receivables modified and/or re-aged(1)	44.1	$2,024

(1)	The receivables balances reflect the lower of amortized cost or fair value for the receivable.
The following table provides information regarding the delinquency status of receivables remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of March 31, 2017 and December 31, 2016 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
March 31, 2017	71%	7%	22%	70%	7%	23%
December 31, 2016	79	6	15	76	6	18

HSBC Finance Corporation

The following table provides information regarding real estate secured modified and/or re-aged receivables during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,	2017	2016
	(in millions)
Balance at beginning of period	$2,024	$9,511
Additions due to an account management action(1)	20	75
Payments(2)	(45)	(268)
Net charge-offs(3)	—	(44)
Transfer to real estate owned	(8)	(16)
Receivables held for sale that have subsequently been sold	(796)	—
Change in lower of amortized cost or fair value on receivables held for sale	50	(34)
Balance at end of period	$1,245	$9,224

(1)	Includes collection re-age only, modification only, and modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.

(3)
Amounts include the credit loss reserves existing at the time of transfer of receivables to held for sale during the period which are recognized as charge-off. Amounts also include the lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale during the period. See Note 4, "Credit Loss Reserves," in the accompanying consolidated financial statements for further discussion.

The following table summarizes receivables modified during the three months ended March 31, 2017 and 2016, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in millions)
Foreclosure avoidance programs(1)(2):
Three months ended March 31, 2017	.5	$41
Three months ended March 31, 2016	2.2	154

(1)	Includes all receivables modified during the three months ended March 31, 2017 and 2016 regardless of whether the receivable was also re-aged.

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

HSBC Finance Corporation

Because our lending activities were primarily to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at March 31, 2017 or December 31, 2016. The following table reflects the percentage of receivables by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables
	March 31, 2017	December 31, 2016
New York	11.6%	9.0%
Pennsylvania	6.7	5.9
Florida	6.2	5.9
California	5.9	8.7
Ohio	5.0	5.3

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
Due to affiliates totaled $802 million and $3,300 million at March 31, 2017 and December 31, 2016, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties. In March 2017, we prepaid $2.5 billion of the due to affiliates balance and incurred a loss on extinguishment of debt of $28 million. The balance outstanding as of March 31, 2017 matures in 2021.
See Note 9, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
Short-Term Investments  Securities purchased under agreements to resell totaled $5,582 million and $2,392 million at March 31, 2017 and December 31, 2016, respectively. Interest bearing deposits with banks totaled $1,500 million at December 31, 2016 and were with HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). We did not have any interest bearing deposits at March 31, 2017. Short-term investments increased as compared with December 31, 2016 reflecting cash received from receivable sales.
Long-Term Debt (excluding amounts due to affiliates) decreased to $4,320 million at March 31, 2017 from $4,340 million at December 31, 2016. There were no issuances of long-term debt during the three months ended March 31, 2017 and 2016. Repayments of long-term debt totaled $32 million and $2,113 million during the three months ended March 31, 2017 and 2016, respectively.
Maturities of long-term debt at March 31, 2017, including secured financings based on the anticipated clean-up date for the collateralized funding transactions, are as follows:

(in millions)
2017	$1,416
2018	271
2019	158
2020	—
2021	2,335
Thereafter	140
Total	$4,320
Secured financings previously issued under public trusts of $371 million at March 31, 2017 are secured by $716 million of closed-end real estate secured receivables which are classified as receivables held for sale at March 31, 2017. Secured financings previously issued under public trusts of $404 million at December 31, 2016 were secured by $750 million of closed-end real estate secured receivables which are classified as receivables held for investment at December 31, 2016.

HSBC Finance Corporation

In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance of all foreign-denominated notes to fix the notes in U.S. dollars.
We have used derivatives for managing interest rate and currency risk but we do not otherwise enter into off-balance sheet transactions.
Common Equity  During the three months ended March 31, 2017 and 2016, we did not receive any capital contributions.
Equity ratio  Common and preferred equity to total assets totaled 49.56 percent at March 31, 2017 compared with 39.14 percent at December 31, 2016.
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
HSBC North America participates in the FRB's CCAR program and submitted its latest CCAR capital plan and annual company-run stress test results in April 2017. The FRB will publicly disclose its own CCAR results on or before June 30, 2017.
Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
2017 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2017:

	Actual January 1 through March 31, 2017	Estimated April 1 through December 31, 2017 (Minimum-Maximum)			Estimated Full Year 2017 (Minimum-Maximum)
	(in billions)
Funding needs:
Unsecured debt maturities	$—	$1	-	$2	$1	-	$2
Exercise call options on debt	2	—	-	—	2	-	2
Short-term investments	2	—	-	1	2	-	3
Total funding needs	$4	$1	-	$3	$5	-	$7
Funding sources:
Receivable sales	$4	$1	-	$2	$5	-	$6
Other(1)	—	—	-	1	—	-	1
Total funding sources	$4	$1	-	$3	$5	-	$7

(1)	Primarily reflects miscellaneous cash provided by operating activities.
For the remainder of 2017, we expect proceeds from sales of real estate secured receivables and other balance sheet attrition will generate the liquidity necessary to meet our maturing debt obligations.

Fair Value

Control Over Valuation Process and Procedures  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 11, "Fair Value Measurements," in the accompanying consolidated financial statements for further details on our valuation control framework.
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

HSBC Finance Corporation

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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2017 and December 31, 2016, our Level 3 assets recorded at fair value on a non-recurring basis totaling $1,911 million (16 percent of total assets) and $5,674 million (41 percent of total assets), respectively. At March 31, 2017 and December 31, 2016, we had no Level 3 assets recorded at fair value on a recurring basis.
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
See Note 11, "Fair Value Measurements," in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value. Additionally, see Note 11, "Fair Value Measurements," in the accompanying consolidated financial statements for information about transfers between Level 1 and Level 2 measurements and transfers between Level 2 and Level 3 measurements during the three months ended March 31, 2017 and 2016.

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
The principal risks associated with our operations include the following:

•	Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract and is further discussed below.

•
Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due because of inadequate cash flow or the inability to liquidate assets or obtain funding itself and is further discussed below.

•
Market risk is the risk that movements in market factors, including interest rates and foreign currency exchange rates, will reduce our income or the value of our portfolios and is further discussed below.

•
Interest rate risk is the potential reduction of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to rate movements and is further discussed below.

•
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events (including legal risk). There have been no material changes to our approach to operational risk management since December 31, 2016.

•
Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice causing us to incur fines, penalties and damage to our business and reputation. There have been no material changes to our approach to compliance risk management since December 31, 2016.

•
Reputational risk is the risk arising from failure to meet stakeholder expectations as a result of any event, behavior, action or inaction, either by us, our employees, the HSBC Group or those with whom we are associated that may cause stakeholders to form a negative view of us. This might also result in financial or non-financial impacts, loss of confidence or other consequences. There have been no material changes to our approach to reputational risk management since December 31, 2016.

•
Strategic risk is the risk that the business will fail to identify, execute and react appropriately to opportunities and/or threats arising from changes in the market, some of which may emerge over a number of years such as changing economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action. There have been no material changes to our approach to strategic risk management since December 31, 2016.

•
Security and Fraud risk is the risk to the business from terrorism, crime, fraud, information security, incidents/disasters, cyber-attacks and groups hostile to HSBC interests. There have been no material changes to our approach to security and fraud risk management since December 31, 2016.

•
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. This occurs primarily for two reasons: 1) the model may produce inaccurate outputs when compared to the intended business use and design objective; and 2) the model could be used incorrectly. There have been no material changes to our approach to model risk management since December 31, 2016.

•
Pension risk is the risk of increased costs from the post-employment benefit plans that we have established for our employees. There have been no material changes to our approach to pension risk management since December 31, 2016.

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
See "Risk Management" in MD&A in our 2016 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and procedures.

HSBC Finance Corporation

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
Counterparty credit risk is our primary exposure on our currency swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. At March 31, 2017 and December 31, 2016, all of our existing currency swap derivative contracts are with HSBC Bank USA. The fair value of our agreements with HSBC Bank USA required us to provide collateral to the affiliate of $274 million at March 31, 2017 and $317 million at December 31, 2016, all of which was provided in cash. See Note 6, "Derivative Financial Instruments," in the accompanying consolidated financial statements for additional information related to interest rate risk management.
There have been no material changes to our approach to credit risk management since December 31, 2016.
Liquidity Risk Management  The primary driver of our liquidity going forward will be sales of real estate secured receivables and other balance sheet attrition. However, as we continue to execute our receivables sales program, cash flows subsequent to 2017 may not provide sufficient cash to fully cover maturing debt in future periods. We currently do not expect third party debt to be a source of funding for us in the future given the run-off nature of our business. Any required incremental funding has been integrated into the overall HSBC North America funding plan and we expect it to be sourced through HSBC USA, HSBC North America, or will be obtained through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.
HSBC North America maintains a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on its businesses. The liquidity contingency funding plan is reviewed annually and approved by the Risk Committee of the Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators is monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, widening of our credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without HSBC affiliate access to the wholesale unsecured funding market for at least 90 days. Contingency funding needs will be satisfied primarily through liquidation of short-term investments, sale of receivables or secured borrowing using the mortgage portfolio as collateral. We maintain a liquid asset buffer consisting of cash and short-term liquid assets.
We project cash flow requirements and determine the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated balance sheet run-off, including liquidation of receivables held for sale, contingent liabilities and the ability of HSBC USA to access wholesale funding markets.
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. Under European Commission Delegated Regulation 2015/61, the Basel Committee based LCR became a minimum regulatory standard beginning in 2015. At March 31, 2017 and December 31, 2016, our LCR ratio under the European Union LCR rule was significantly in excess of 100 percent. A LCR ratio of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
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
In 2015, the Financial Stability Board ("FSB") issued final standards for total loss-absorbing capacity ("TLAC") requirements for global systemically important banks ("G-SIBs"). In December 2016, the FRB adopted final rules implementing the FSB's TLAC standard in the United States. The rules require, among other things, the U.S. intermediate holding companies of non-U.S. G-SIBs, including HSBC North America, to maintain minimum amounts of TLAC which would include minimum levels of Tier 1 capital and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019, without the

HSBC Finance Corporation

benefit of a phase-in period. The TLAC rules also include 'clean holding company requirements' that impose limitations on the types of financial transactions that HSBC North America could engage in. The FSB's TLAC standard and the FRB's TLAC rules represent a significant expansion of the current regulatory capital framework that may require HSBC North America to issue additional long-term debt.
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
The following table summarizes our credit ratings at both March 31, 2017 and December 31, 2016:

	Standard & Poor's Corporation	Moody's Investors Service	Fitch, Inc.
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. As of March 31, 2017, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
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
There have been no material changes to our approach to liquidity risk management since December 31, 2016.
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
There have been no material changes to our approach to market risk management since December 31, 2016.
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

HSBC Finance Corporation

Our exposure to interest rate risk has changed as a result of the sales during the first quarter of 2017 of a majority of the receivables held for sale at December 31, 2016. As a result of the significant decrease in receivables, projected net interest income is now negative (projected net interest loss) as receivable and short-term investment yields are not projected to cover interest expense. The following table reflects the impact on projected net interest income (loss) of the scenarios utilized by these modeling techniques:

	Amount	%
	(dollars are in millions)
March 31, 2017:
Estimated increase (decrease) in projected net interest loss:
Resulting from a gradual 100 basis point increase in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$(19)	(27.1)%
Resulting from a gradual 100 basis point decrease in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	19	27.2
Resulting from an immediate 50 basis point decrease in the yield curve	15	21.0
December 31, 2016:
Estimated increase (decrease) in projected net interest loss:
Resulting from a gradual 100 basis point increase in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$35	17.7%
Resulting from a gradual 100 basis point decrease in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	(35)	(17.7)
Resulting from an immediate 50 basis point decrease in the yield curve	(25)	(12.7)
As discussed above, we expect that substantially all of our receivables will be sold in multiple transactions through 2017. As we continue to execute our receivable sales program, cash flows subsequent to 2017 may not provide sufficient cash to fully cover maturing debt in future periods. In addition to liquidity risk, the receivable sales program also has interest rate risk implications. We are currently evaluating various options corresponding to the remaining other assets and liabilities from both a liquidity risk and interest rate risk perspective. The ultimate resolution and timing is dependent on several factors.
Other than the changes discussed above, there have been no material changes to our approach to interest rate risk management since December 31, 2016.

HSBC Finance Corporation

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is included in the following sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: "Liquidity and Capital Resources" and "Risk Management."

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

See Note 12, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

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
At March 31, 2017, the HSBC Group had five loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles.

HSBC Finance Corporation

The HSBC Group also acts as a sub-participant in a Spanish export credit agency supported loan provided by another international bank to Bank Mellat. This loan matured in 2013 with claims for non-payment being settled by the export credit agency. A small balance which had remained unpaid by Bank Mellat in relation to this legacy asset was recovered in the first quarter of 2017.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for the first quarter of 2017, which includes interest and fees, was approximately $45,000, and net estimated profit was approximately $45,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
There was no measurable gross revenue in the first quarter of 2017 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were canceled in the first quarter of 2017 and approximately 19 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. These accounts are generally no longer restricted under U.K. law, though HSBC maintains restrictions on the accounts as a matter of policy. Estimated gross revenue in the first quarter of 2017 on these accounts, which includes fees and/or commissions, was approximately $27,280.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving four employees of a U.S.-sanctioned Iranian bank in Hong Kong, one of whom joined the scheme during the first quarter of 2017. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the first quarter of 2017 was approximately $840.

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
Activity related to U.S. Executive Order 13382 The HSBC Group maintains an account for a corporate customer whose owner was designated under U.S. Executive Order 13382 during the first quarter of 2017. The customer made a payment of $370,000 shortly after the owner’s designation, which was cleared locally. There was no measurable gross revenue or net profit generated in the first quarter of 2017.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen as a result of relevant sanctions programs and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the first quarter of 2017.There was no measurable gross revenue or net profit to the HSBC Group during the first quarter of 2017 relating to these frozen accounts.

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

3(ii)
Bylaws of HSBC Finance Corporation, as Amended and Restated effective April 20, 2017 (incorporated by reference to Exhibit 3.2 to HSBC Finance Corporation's Current Report on Form 8-K filed April 24, 2017).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

* Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K. HSBC Finance Corporation agrees to furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 4, 2017

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

3(ii)
Bylaws of HSBC Finance Corporation, as Amended and Restated effective April 20, 2017 (incorporated by reference to Exhibit 3.2 to HSBC Finance Corporation's Current Report on Form 8-K filed April 24, 2017).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

* Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K. HSBC Finance Corporation agrees to furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.