Form 10-Q
period 2017-06-30
HSBC Finance Corp
filed 2017-07-31
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At July 28, 2017, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

PART I

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Interest income	$86	$286	$193	$628
Interest expense on debt held by:
Non-affiliates	58	94	120	201
HSBC affiliates	11	52	39	105
Interest expense	69	146	159	306
Net interest income	17	140	34	322
Provision for credit losses	—	12	—	49
Net interest income after provision for credit losses	17	128	34	273
Other revenues:
Derivative related income (expense)	1	3	3	(112)
Gain on debt designated at fair value and related derivatives	4	16	16	40
Servicing and other fees from (to) HSBC affiliates	—	2	(27)	6
Lower of amortized cost or fair value adjustment on receivables held for sale	58	(56)	171	(111)
Gain (loss) on sale of real estate secured receivables	(2)	423	615	423
Other income	2	4	9	13
Total other revenues	63	392	787	259
Operating expenses:
Salaries and employee benefits	10	34	36	72
Occupancy and equipment expenses, net	5	4	7	10
Real estate owned expenses	—	2	1	5
Support services from HSBC affiliates	21	38	44	80
Provision for securities litigation liability	—	575	—	575
Other expenses	25	60	40	109
Total operating expenses	61	713	128	851
Income (loss) from continuing operations before income tax	19	(193)	693	(319)
Income tax expense (benefit)	2	(63)	258	(119)
Income (loss) from continuing operations	17	(130)	435	(200)
Discontinued operations:
Income (loss) from discontinued operations before income tax	(3)	(2)	3	(9)
Income tax expense (benefit)	(1)	2	1	(1)
Income (loss) from discontinued operations	(2)	(4)	2	(8)
Net income (loss)	$15	$(134)	$437	$(208)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income (loss)	$15	$(134)	$437	$(208)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses), net of tax, on:
Fair value option debt attributable to credit spread	—	—	(5)	—
Derivatives designated as cash flow hedges	—	7	—	15
Pension and postretirement benefit plan adjustments	(9)	(2)	(10)	(3)
Other comprehensive income (loss), net of tax	(9)	5	(15)	12
Total comprehensive income (loss)	$6	$(129)	$422	$(196)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2017	December 31, 2016
	(in millions, except share data)
Assets
Cash	$50	$128
Interest bearing deposits with banks	—	1,500
Securities purchased under agreements to resell	5,269	2,392
Receivables held for sale (including $428 million and $750 million at June 30, 2017 and December 31, 2016, respectively, collateralizing long-term debt)	1,346	5,674
Real estate owned	19	31
Deferred income taxes, net	1,662	2,897
Bank owned life insurance	823	817
Other assets	1,149	427
Assets of discontinued operations	1	16
Total assets	$10,319	$13,882
Liabilities
Debt:
Due to affiliates (including $487 million and $485 million at June 30, 2017 and December 31, 2016, respectively, carried at fair value)	$799	$3,300
Long-term debt (including $250 million and $1.3 billion at June 30, 2017 and December 31, 2016, respectively, carried at fair value and $191 million and $404 million at June 30, 2017 and December 31, 2016, respectively, collateralized by receivables)	3,071	4,340
Total debt	3,870	7,640
Derivative related liabilities	—	12
Liability for postretirement benefits	127	129
Other liabilities	473	610
Liabilities of discontinued operations	34	57
Total liabilities	4,504	8,448
Equity
Redeemable preferred stock:
Series C ($0.01 par value, 1,000 shares authorized; 1,000 shares issued and outstanding at June 30, 2017 and December 31, 2016)	1,000	1,000
Common equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued and outstanding at June 30, 2017 and December 31, 2016)	—	—
Additional paid-in capital	23,093	23,138
Accumulated deficit	(18,268)	(18,728)
Accumulated other comprehensive income (loss)	(10)	24
Total common equity	4,815	4,434
Total equity	5,815	5,434
Total liabilities and equity	$10,319	$13,882

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30,	2017	2016
	(in millions)
Preferred stock
Balance at beginning of period	$1,000	$1,575
Redemption of Series B preferred stock	—	(575)
Balance at end of period	1,000	1,000
Common equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	23,138	23,245
Dividends on preferred stock	(43)	(63)
Employee benefit plans, including transfers and other	(2)	1
Balance at end of period	23,093	23,183
Accumulated deficit
Balance at beginning of period, as previously reported	(18,728)	(18,199)
Reclassification to accumulated other comprehensive income (loss) of cumulative effect adjustment to initially apply new accounting guidance for fair value option debt, net of tax	19	—
Cumulative effect adjustment to initially apply new accounting guidance for previously unrecognized tax benefits on share based plans, net of tax	4	—
Balance at beginning of period, adjusted	(18,705)	(18,199)
Net income (loss)	437	(208)
Balance at end of period	(18,268)	(18,407)
Accumulated other comprehensive income (loss)
Balance at beginning of period, as previously reported	24	14
Reclassification from accumulated deficit of cumulative effect adjustment to initially apply new accounting guidance for fair value option debt, net of tax	(19)	—
Balance at beginning of period, adjusted	5	14
Other comprehensive income (loss)	(15)	12
Balance at end of period	(10)	26
Total common equity at end of period	4,815	4,802
Total equity at end of period	$5,815	$5,802

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2017	2016
	(in millions)
Cash flows from operating activities
Net income (loss)	$437	$(208)
Income (loss) from discontinued operations	2	(8)
Income (loss) from continuing operations	435	(200)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Provision for credit losses	—	49
Lower of amortized cost or fair value adjustment on receivables held for sale	(171)	111
Gain on sale of real estate secured receivables	(615)	(423)
Provision for securities litigation liability	—	575
Mark-to-market on debt designated at fair value and related derivatives	—	(13)
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	42	114
Net change in other assets	513	(102)
Net change in other liabilities	(137)	(28)
Other, net	20	8
Cash provided by operating activities – continuing operations	87	91
Cash used in operating activities – discontinued operations	(6)	(26)
Cash provided by operating activities	81	65
Cash flows from investing activities
Net change in securities purchased under agreements to resell	(2,877)	(47)
Net change in interest bearing deposits with banks	1,500	—
Receivables:
Net collections	231	962
Proceeds from sales of receivables	4,863	4,667
Proceeds from sales of real estate owned	29	74
Sales of properties and equipment, net	—	2
Cash provided by investing activities – continuing operations	3,746	5,658
Cash provided by investing activities – discontinued operations	—	—
Cash provided by investing activities	3,746	5,658

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Six Months Ended June 30,	2017	2016
	(in millions)
Cash flows from financing activities
Debt:
Net change in due to affiliates	(2,503)	(501)
Long-term debt retired	(1,332)	(4,439)
Debt prepayment fees	(28)	—
Redemption of preferred stock	—	(575)
Dividends	(43)	(63)
Cash used in financing activities – continuing operations	(3,906)	(5,578)
Cash used in financing activities – discontinued operations	—	—
Cash used in financing activities	(3,906)	(5,578)
Net change in cash	(79)	145
Cash at beginning of period(1)	135	136
Cash at end of period(2)	$56	$281
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$16	$44
Transfer of receivables to held for sale	—	293

(1)	Cash at beginning of period includes $7 million and $12 million for discontinued operations at January 1, 2017 and 2016, respectively.

(2)	Cash at end of period includes $6 million and $10 million for discontinued operations at June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	8	Pension and Other Postretirement Benefits	20
2	Receivables Held for Sale	10	9	Related Party Transactions	21
3	Troubled Debt Restructures and Nonperforming Receivables	13	10	Variable Interest Entities	24
4	Credit Loss Reserves	14	11	Fair Value Measurements	24
5	Fair Value Option	15	12	Litigation and Regulatory Matters	29
6	Derivative Financial Instruments	16	13	New Accounting Pronouncements	30
7	Accumulated Other Comprehensive Income (Loss)	19

1.	Organization and Basis of Presentation

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
The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates our receivable sales program, the significant losses recognized in recent years and the challenges we anticipate to our operating results under prevailing and forecasted economic and business conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund continuing operations.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. At June 30, 2017, our consolidated balance sheet was impacted by a reclassification associated with an out of period adjustment that was recorded in the first quarter of 2017 which increased our current tax asset and reduced our deferred tax asset balance by $36 million. There was no impact to our consolidated statement of income (loss).
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
In June 2017, we received an interest payment from the Internal Revenue Service ("IRS") of $37 million related to the resolution of an IRS appeals matter involving the netting of under-payments and over-payments for tax years 1995 through 2009. The interest payment was recorded in the second quarter of 2017 as a component of interest income.

HSBC Finance Corporation

2.	Receivables Held for Sale

As discussed in prior filings, we established a receivable sales program in 2013 and have been engaged in an on-going evaluation of our operations as we seek to optimize our risk profile and cost structure as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, in September 2016, we transferred all remaining real estate secured receivables classified as held for investment to held for sale. As a result, at June 30, 2017 and December 31, 2016, our entire receivable portfolio is classified as held for sale. Receivables held for sale, which are carried at the lower of amortized cost or fair value, are comprised of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Real estate secured receivables held for sale:
First lien	$1,302	$4,699
Second lien	44	975
Total real estate secured receivables held for sale(1)(2)	$1,346	$5,674

(1)
At June 30, 2017 and December 31, 2016, receivables held for sale includes $428 million and $750 million, respectively, of closed-end real estate secured receivables which are part of a collateralized funding transaction. These receivables will be sold when they are contractually released as collateral under the public trust and become available for sale. See Note 10, "Variable Interest Entities," for further discussion of our collateralized funding transactions.

(2)
At June 30, 2017 and December 31, 2016, contractually delinquent real estate secured receivables held for sale includes $172 million and $235 million, respectively, that are in the process of foreclosure.

We continue to make progress in our strategy to run-off and sell our real estate secured receivable portfolio. The following table summarizes receivables sold to third party investors during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Unpaid principal balance at the time of sale	$621	$4,722	$4,984	$4,722

Aggregate cash consideration received	$556	$4,667	$4,863	$4,667
Aggregate carrying value at the time of sale	554	4,219	4,219	4,219
Transaction costs	4	25	29	25
Gain (loss) on sale of real estate secured receivables	$(2)	$423	$615	$423

HSBC Finance Corporation

The following table summarizes the activity in receivables held for sale during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Real estate secured receivables held for sale at beginning of period	$1,911	$8,185	$5,674	$8,265
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	—	63	—	293
Real estate secured receivable sales	(554)	(4,219)	(4,219)	(4,219)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale subsequent to initial transfer to held for sale	58	(54)	171	(105)
Carrying value of real estate secured receivables held for sale transferred to real estate owned ("REO")	(6)	(20)	(17)	(34)
Carrying value of real estate secured receivables held for sale settled through short sale	(7)	(10)	(15)	(18)
Change in real estate secured receivable balance, including collections	(56)	(149)	(248)	(386)
Real estate secured receivables held for sale at end of period(3)	$1,346	$3,796	$1,346	$3,796

(1)
During the three and six months ended June 30, 2016, the initial lower of amortized cost or fair value adjustment recorded on receivables transferred into held for sale totaled $8 million and $25 million, respectively.

(2)	Amount includes any accrued interest associated with the receivable.

(3)	Real estate secured receivables held for sale in the table above are presented net of the valuation allowance.
During the three and six months ended June 30, 2016, we transferred real estate secured receivables to held for sale with an unpaid principal balance (excluding accrued interest) of approximately $76 million and $358 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $75 million and $342 million, respectively, including accrued interest. Credit loss reserves associated with these receivables totaled $4 million and $24 million, respectively, at the time of transfer to held for sale. During the three and six months ended June 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment of $8 million and $25 million, respectively. Of this amount, $6 million and $19 million, respectively, were attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss) and $2 million and $6 million, respectively, were attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss).
The following table provides a rollforward of our valuation allowance for the three and six months ended June 30, 2017 and 2016. See Note 11, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Balance at beginning of period	$61	$86	$174	$13
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	—	2	—	6
Increase (decrease) in valuation allowance resulting from changes in fair value	(55)	62	(163)	130
Change in valuation allowance for collections, charged-off, transferred to REO or short sale	(3)	—	(8)	1
Balance at end of period	$3	$150	$3	$150

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment during the three and six months ended June 30, 2017 and 2016:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
(Income)/Expense	Fair Value	Settlement(1)	Total
	(in millions)
Three Months Ended June 30, 2017:
Lower of amortized cost or fair value adjustment recorded through other revenues(2)	$(55)	$(3)	$(58)
Total lower of amortized cost or fair value adjustment	$(55)	$(3)	$(58)
Three Months Ended June 30, 2016:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(3)	$6	$—	$6
Other revenues:
Initial lower of amortized cost or fair value adjustment(4)	2	—	2
Subsequent to initial transfer to held for sale	62	(8)	54
Lower of amortized cost or fair value adjustment recorded through other revenues	64	(8)	56
Total lower of amortized cost or fair value adjustment	$70	$(8)	$62
Six Months Ended June 30, 2017:
Lower of amortized cost or fair value adjustment recorded through other revenues(2)	$(163)	$(8)	$(171)
Total lower of amortized cost or fair value adjustment	$(163)	$(8)	$(171)
Six Months Ended June 30, 2016:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(3)	$19	$—	$19
Other revenues:
Initial lower of amortized cost or fair value adjustment(4)	6	—	6
Subsequent to initial transfer to held for sale	130	(25)	105
Lower of amortized cost or fair value adjustment recorded through other revenues	136	(25)	111
Total lower of amortized cost or fair value adjustment	$155	$(25)	$130

(1)
Reflects receivable settlements due to either receivable payoffs (including short sales) or transfers of receivables to REO and reflects either a reversal of the non-credit fair value adjustment previously recorded on these receivables or an additional lower of amortized cost or fair value adjustment required at the time of settlement.

(2)
As all of our receivables are classified as held for sale at June 30, 2017 and December 31, 2016, for the three and six months ended June 30, 2017 and for all future periods, any lower of amortized cost or fair value adjustments will relate to either changes in fair value subsequent to classification as held for sale or settlements of receivables as discussed above.

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

During the three and six months ended June 30, 2017, we reversed $55 million and $163 million, respectively, of the lower of amortized cost or fair value adjustment recorded in prior periods related to changes in fair value which was reflected as a component of total other revenues in the consolidated statement of income (loss). This reversal of the lower of amortized cost or fair value adjustment recorded in prior periods reflects fair value changes resulting from aggregating all receivables held for sale into pools based on the marketing strategy for the remainder of 2017 as well as improvements in the fair value of these receivables during the first half of 2017. The fair value of receivables held for sale is determined based on an aggregation of receivables into pools either by similar risk characteristics or by receivable pools being marketed.
During the three and six months ended June 30, 2016, we recorded an additional lower of amortized cost or fair value adjustment of $62 million and $130 million, respectively, related to changes in fair value as a result of a change in the estimated pricing on specific pools of receivables.

HSBC Finance Corporation

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
Modifications for real estate secured receivables include changes to the terms of the loan and have historically included, but were not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount, partial forgiveness or deferment of principal or other loan covenants. Beginning May 1, 2017, we revised our modification program to only include changes in interest rates. Interest rate reductions lower the amount of interest income we are contractually entitled to receive for a period of time in future periods. By lowering the interest rate, we believe we are able to increase the amount of cash flow that we expect to ultimately collect from the loan, given the borrower's financial condition. Re-aging is an account management action that results in the resetting of the contractual delinquency status of an account to current which generally requires the receipt of two qualifying payments.
The following table presents information about our TDR Loans at June 30, 2017 and December 31, 2016. As all of our TDR Loans are classified as held for sale as of June 30, 2017 and December 31, 2016 and carried at the lower of amortized cost or fair value, there are no credit loss reserves associated with TDR Loans.

	June 30, 2017	December 31, 2016
	(in millions)
Carrying value	$794	$1,691
Unpaid principal balance(1)	973	2,323

(1)
At June 30, 2017 and December 31, 2016, the unpaid principal balance reflected above includes $160 million and $271 million, respectively, which have received a reduction in the unpaid principal balance as part of an account management action.

The following table provides additional information about the average balance and interest income recognized on TDR Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Average balance of TDR Loans	$1,046	$5,654	$1,250	$6,589
Interest income recognized on TDR Loans	13	93	33	250
Nonperforming Receivables The following table summarizes the status of receivables held for sale.

	Accruing Receivables	Nonaccrual Receivables(1)	Total
	(in millions)
At June 30, 2017	$1,099	$247	$1,346
At December 31, 2016	5,293	381	5,674

(1)
Nonaccrual receivables are all receivables which are 90 or more days contractually delinquent as well as second lien receivables (regardless of delinquency status) where the first lien receivable that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged such that the contractual delinquency status has been reset to current. If a re-aged receivable subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivables do not include receivables totaling $183 million and $252 million at June 30, 2017 and December 31, 2016, respectively, which are less than 90 days contractually delinquent and not accruing interest.

HSBC Finance Corporation

The following table provides additional information on nonaccrual receivables:

Six Months Ended June 30,	2017	2016
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$14	$41
Interest income that was recorded on nonaccrual receivables during the period	2	9

4.	Credit Loss Reserves

As discussed in prior filings, subsequent to the third quarter of 2016, all of our receivables are classified as held for sale and carried at the lower of amortized cost or fair value. As a result, we did not have any credit loss reserves during the three and six months ended June 30, 2017. The table below summarizes the changes in credit loss reserves for real estate secured receivables held for investment and the related receivable balance during the three and six months ended June 30, 2016.

	Real Estate Secured
	First Lien	Second Lien	Total
	(in millions)
Three Months Ended June 30, 2016:
Credit loss reserve rollforward:
Credit loss reserve balances at beginning of period	$109	$163	$272
Provision for credit losses(1)	9	3	12
Net charge-offs:
Charge-offs(1)(2)	(16)	(16)	(32)
Recoveries	—	2	2
Total net charge-offs	(16)	(14)	(30)
Credit loss reserve balance at end of period	$102	$152	$254

Six Months Ended June 30, 2016:
Credit loss reserve rollforward:
Credit loss reserve balance at beginning of period	$137	$174	$311
Provision for credit losses(1)	32	17	49
Net charge-offs:
Charge-offs(1)(2)	(69)	(42)	(111)
Recoveries	2	3	5
Total net charge-offs	(67)	(39)	(106)
Credit loss reserve balance at end of period	$102	$152	$254

Reserve components:
Collectively evaluated for impairment	$35	$27	$62
Individually evaluated for impairment(3)	57	125	182
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	10	—	10
Total credit loss reserves	$102	$152	$254

Receivables held for investment:
Collectively evaluated for impairment	$5,735	$1,048	$6,783
Individually evaluated for impairment(3)	511	598	1,109
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	240	28	268
Total receivables held for investment	$6,486	$1,674	$8,160

HSBC Finance Corporation

(1)
The provision for credit losses and charge-offs for real estate secured receivables during the three and six months ended June 30, 2016 included $6 million and$19 million, respectively, related to the initial lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. See Note 2, "Receivables Held for Sale," for additional information.

(2)
For collateral dependent receivables that were transferred to held for sale, existing credit loss reserves at the time of transfer were recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the three and six months ended June 30, 2016 and, accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $4 million and $24 million, respectively.

(3)
These amounts represent TDR Loans for which we evaluated reserves using a discounted cash flow methodology. Each loan was individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis was then applied to these groups of TDR Loans. The receivable balance above excluded TDR Loans held for investment that were carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $213 million at June 30, 2016. The reserve component above excluded credit loss reserves totaling $9 million at June 30, 2016 for TDR Loans held for investment that were carried at the lower of amortized cost or fair value of the collateral less cost to sell.

5.	Fair Value Option

We have elected the fair value option ("FVO") for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under International Financial Accounting Standards ("IFRSs"). Electing FVO accounting for the same issuances of fixed rate debt under U.S. GAAP and IFRSs, allows us to simplify the accounting model applied to these fixed rate debt issuances. The following table summarizes fixed rate debt issuances accounted for under FVO:

	June 30, 2017	December 31, 2016
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$250	$1,317
Due to affiliates	487	485
Total fixed rate debt accounted for under FVO	$737	$1,802

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$665	$1,712

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $11 million at June 30, 2017 and decreased the debt balance by $310 million at December 31, 2016.

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
The following table summarizes the components of the gain on debt designated at fair value and related derivatives reflected in the consolidated statement of income (loss) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$8	$12	$26	$18
Credit risk component(2)	—	8	—	19
Total mark-to-market on debt designated at fair value	8	20	26	37
Mark-to-market on the related derivatives(1)(3)	(11)	(15)	(26)	(24)
Net realized gains on the related derivatives(1)	7	11	16	27
Gain on debt designated at fair value and related derivatives	$4	$16	$16	$40

(1)
The derivatives associated with debt designated at fair value are economic hedges but do not qualify for hedge accounting. See Note 6, "Derivative Financial Instruments," for additional discussion of these non-qualifying hedges.

HSBC Finance Corporation

(2)
As discussed below and more fully in Note 13, "New Accounting Pronouncements," beginning January 1, 2017, the fair value movement on fair value option debt attributable to our credit spreads is recorded in common equity as a component of other comprehensive income (loss). For the three and six months ended June 30, 2017, the fair value movement on fair value option debt attributable to our credit spreads was a gain of less than $1 million and loss of $8 million, respectively.

(3)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a loss of $51 million and a gain of $20 million for the three months ended June 30, 2017 and 2016, respectively, and a loss of $72 million and a loss of $46 million for the six months ended June 30, 2017 and 2016, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a gain of $51 million and a loss of $20 million for the three months ended June 30, 2017 and 2016, respectively and a gain of $72 million and a gain of $46 million for the six months ended June 30, 2017 and 2016, respectively.

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
Differences arise between the movement in the fair value of the debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of our interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our long-term debt and due to affiliates balances in total by $72 million and $90 million at June 30, 2017 and December 31, 2016, respectively.

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
At June 30, 2017 and December 31, 2016, we had derivative contracts for our continuing operations with a notional amount of $419 million and $1.8 billion, respectively, which are outstanding with HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with the affiliate counterparty requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with the affiliate counterparty required us to provide collateral to the affiliate of $50 million at June 30, 2017 and $317 million at December 31, 2016, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as derivative financial assets or derivative related liabilities which are included as a component of other assets and other liabilities, respectively.
The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of our exposure. The table below also presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated balance sheet.

	June 30, 2017		December 31, 2016
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges associated with debt:
Currency swaps	$—	$(47)	$—	$(58)
Cash flow hedges	—	(47)	—	(58)

Non-qualifying hedge activities:
Derivatives associated with debt carried at fair value:
Cross currency interest rate swaps	18	(16)	15	(286)
Derivatives associated with debt carried at fair value	18	(16)	15	(286)
Total derivatives	18	(63)	15	(344)
Less: Gross amounts offset in the balance sheet(2)	(18)	63	(15)	332
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$—	$—	$(12)

(1)	All of our derivatives are bilateral over-the-counter derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral paid of $50 million at June 30, 2017 and $317 million at December 31, 2016. At June 30, 2017 and December 31, 2016, we did not have any financial instrument collateral received/posted.

(3)	At June 30, 2017 and December 31, 2016, we had not received any cash not subject to an enforceable master netting agreement.
Fair Value Hedges  At June 30, 2017 and December 31, 2016, we do not have any active fair value hedges. We recorded fair value adjustments to the carrying value of our debt for terminated fair value hedges which decreased the debt balance by $14 million at June 30, 2017 and $15 million at December 31, 2016.

HSBC Finance Corporation

Cash Flow Hedges Cash flow hedges include currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt and have historically also included interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) and totaled losses of less than $1 million at both June 30, 2017 and December 31, 2016. We expect less than $1 million of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant impact to our earnings.
The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2017	2016		2017	2016		2017	2016
	(in millions)			(in millions)			(in millions)
Three Months Ended June 30,
Interest rate swaps	$—	$7	Interest expense	$—	$—	Derivative related income (expense)	$—	$—
Currency swaps	—	(1)	Interest expense	—	(4)	Derivative related income (expense)	1	1
Total	$—	$6		$—	$(4)		$1	$1

Six Months Ended June 30,
Interest rate swaps	$—	$18	Interest expense	$—	$—	Derivative related income (expense)	$—	$—
Currency swaps	—	(1)	Interest expense	—	(7)	Derivative related income (expense)	3	5
Total	$—	$17		$—	$(7)		$3	$5
Non-Qualifying Hedging Activities  As discussed in prior filings, during 2016 we terminated all of the interest rate swaps in our portfolio of non-qualifying hedges which we had previously used to minimize our exposure to changes in interest rates. Accordingly, there was no derivative related income (expense) for the three or six months ended June 30, 2017. Derivative related expense for interest rate contracts for the three and six months ended June 30, 2016 was a gain of $2 million and a loss of $117 million, respectively.
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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
		(in millions)
Cross currency interest rate contracts	Gain on debt designated at fair value and related derivatives	$(4)	$(4)	$(10)	$3
Total		$(4)	$(4)	$(10)	$3

HSBC Finance Corporation

Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	June 30, 2017	December 31, 2016
	(in millions)
Derivatives designated as hedging instruments:
Currency swaps	$203	$203
Non-qualifying hedges:
Derivatives associated with debt carried at fair value:
Cross currency interest rate swaps	216	1,562
Total	$419	$1,765

7.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income (loss) balances.

	2017	2016
	(in millions)
Three Months Ended June 30,
Unrealized gains (losses) on fair value option debt attributable to credit:
Balance at beginning and end of period	$(24)	$—
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	—	(7)
Other comprehensive income for period:
Net gains arising during period, net of tax of $- million and $2 million, respectively	—	4
Reclassification adjustment for losses realized in net income, net of tax of $- million and $1 million, respectively(1)	—	3
Total other comprehensive income for period	—	7
Balance at end of period	—	—
Pension and postretirement benefit plan liability:
Balance at beginning of period	23	28
Other comprehensive income for period:
Reclassification adjustment for gains realized in net income, net of tax of $(5) million and $- million, respectively(2)	(9)	(2)
Total other comprehensive income for period	(9)	(2)
Balance at end of period	14	26
Total accumulated other comprehensive income (loss) at end of period	$(10)	$26

HSBC Finance Corporation

	2017	2016
	(in millions)
Six Months Ended June 30,
Unrealized gains (losses) on fair value option debt attributable to credit:
Balance at beginning of period, as previously reported	$—	$—
Cumulative effect adjustment to initially apply new accounting guidance for fair value option debt attributable to credit, net of tax of $(11) million and $- million, respectively(3)	(19)	—
Balance at beginning of period, adjusted	(19)	—
Other comprehensive loss for period:
Net loss arising during period, net of tax of $(3) million and $- million, respectively	(5)	—
Total other comprehensive loss for period	(5)	—
Balance at end of period	(24)	—
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	—	(15)
Other comprehensive income for period:
Net gains arising during period, net of tax of $- million and $6 million, respectively	—	11
Reclassification adjustment for losses realized in net income, net of tax of $- million and $3 million, respectively(1)	—	4
Total other comprehensive income for period	—	15
Balance at end of period	—	—
Pension and postretirement benefit plan liability:
Balance at beginning of period	24	29
Other comprehensive income for period:
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(6) million and $(1) million, respectively(2)	(10)	(3)
Total other comprehensive income for period	(10)	(3)
Balance at end of period	14	26
Total accumulated other comprehensive income (loss) at end of period	$(10)	$26

(1)	The amounts reclassified relate to currency swaps and are included as a component of interest expense in our consolidated statement of income (loss).

(2)	The amounts reclassified are included as a component of salaries and employee benefits in our consolidated statement of income (loss).

(3)	For information on the adoption of new accounting guidance related to fair value option debt attributable to our credit spreads, see Note 13, "New Accounting Pronouncements."

8.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plan The table below reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss). We have not been allocated any portion of the Plan's net pension liability.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Interest cost on projected benefit obligation	$12	$12	$24	$24
Expected return on plan assets	(14)	(14)	(28)	(28)
Amortization of net actuarial loss	5	5	11	12
Administrative costs	1	1	2	2
Pension expense	$4	$4	$9	$10

HSBC Finance Corporation

Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.
The components of our net postretirement benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Interest cost	$1	$1	$2	$2
Amortization of reduction in liability resulting from plan amendment	(1)	(1)	(3)	(3)
Gain from curtailment	(13)	—	(13)	—
Net periodic postretirement benefit cost	$(13)	$—	$(14)	$(1)
Substantially all of our postretirement benefit plans which provide medical insurance for post-65 retirees were amended in 2015 to provide a monthly payment for the retiree to purchase individual health care coverage in lieu of providing medical insurance on a self-insured basis. This amendment resulted in a reduction to our postretirement benefit obligation in 2015 of $46 million which is being amortized over the remaining service period of those affected. Due to the continued reduction in our staffing levels in the first half of 2017, a curtailment gain of $13 million (representing the acceleration of a portion of the remaining deferred gain) was recognized during the three and six months ended June 30, 2017.

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

	June 30, 2017	December 31, 2016
	(in millions)
Assets:
Cash	$50	$128
Interest bearing deposits with banks	—	1,500
Securities purchased under agreements to resell(1)	5,269	2,392
Other assets	98	114
Total assets	$5,417	$4,134
Liabilities:
Due to affiliates(2)	$799	$3,300
Other liabilities	31	41
Total liabilities	$830	$3,341

(1)
Securities under an agreement to resell are purchased from HSBC Securities (USA) Inc. and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances and excludes preferred stock.

HSBC Finance Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$11	$2	$20	$3
Interest expense paid to HSBC affiliates(1)	(12)	(69)	(41)	(144)
Net interest income (expense)	$(1)	$(67)	$(21)	$(141)
Gain (loss) on FVO debt with affiliate	$(1)	$12	$2	$12
Servicing and other fees from (to) HSBC affiliates	—	2	(27)	6
Support services from HSBC affiliates	(21)	(38)	(44)	(80)
Stock based compensation income (expense) with HSBC(2)	—	(1)	(1)	—

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

Funding Arrangements with HSBC Affiliates:
All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans with any future funding requirements to be sourced primarily through HSBC USA Inc. ("HSBC USA") or HSBC North America. Due to affiliates consists of the following:

	June 30, 2017	December 31, 2016
	(in millions)
HSBC USA Inc.	$—	$2,500
HSBC Holdings plc (includes $487 million and $485 million at June 30, 2017 and December 31, 2016 carried at fair value, respectively)	799	800
Due to affiliates	$799	$3,300
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
HSBC Holdings plc - We have a public subordinated debt issue with a carrying amount of $3.0 billion which matures in 2021. Of this amount, HSBC Holdings plc holds $799 million at June 30, 2017 and $800 million at December 31, 2016.
We have a $1.0 billion, 364-day uncommitted revolving credit facility with HSBC North America, which expires in January 2018. At June 30, 2017 and December 31, 2016, there are no outstanding balances under this credit facility.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to third party debt liabilities. HSBC Bank USA is our counterparty in these derivative transactions. The notional amount of the derivative contracts outstanding with HSBC Bank USA totaled $419 million and $1.8 billion at June 30, 2017 and December 31, 2016, respectively. The fair value of our agreements with HSBC Bank USA required us to provide collateral to HSBC Bank USA of $50 million at June 30, 2017 and $317 million at December 31, 2016, all of which was provided in cash. See Note 6, "Derivative Financial Instruments," for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, our parent company holds 1,000 shares of Series C Preferred Stock. Dividends paid on the Series C Preferred Stock totaled $21 million and $43 million during the three and six months ended June 30, 2017, respectively, compared with $21 million and $43 million during the three and six months ended June 30, 2016, respectively.

HSBC Finance Corporation

During periods in which there is an accumulated deficit, dividends on the Series C preferred stock are paid from additional paid-in capital.
At December 31, 2016, we had a deposit totaling $1,500 million with HSBC Bank USA at current market rates. We did not have any deposits with HSBC Bank USA at June 30, 2017. Interest income earned on deposits with HSBC Bank USA was included in interest income from HSBC affiliates in the table above and was insignificant during three and six months ended June 30, 2017 and 2016.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
HSBC Securities (USA) Inc. ("HSI") provides transaction assistance for our receivable sales program, including receivable valuation and other transaction related activities. We pay HSI a fee for these services for each sales transaction based on the unpaid principal balance of the receivables sold. Fees paid to HSI for these services were less than $1 million during the three months ended June 30, 2017 and totaled $5 million during the six months ended June 30, 2017. Fees paid to HSI totaled $2 million during both the three and six months ended June 30, 2016. The fees paid to HSI for these services are reported as a component of Gain (loss) on sale of real estate secured receivables.

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from (to) HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $70 million and $559 million at June 30, 2017 and December 31, 2016, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in Support services from HSBC affiliates.

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
Transactions with HSBC Affiliates involving our Discontinued Operations:
In December 2016, we sold our Visa Class B Shares ("Class B Shares"). The Class B Shares are currently considered restricted and are transferable under limited circumstances until certain credit card litigation is settled. Any settlement will be indemnified by Visa members, including us. Simultaneously, our affiliate, HSBC USA also sold Class B Shares to the same purchaser. Under the terms of the sale agreement, HSBC USA entered into a derivative instrument with the purchaser to retain the litigation risk associated with all of the Class B Shares sold by both us and HSBC USA until the credit card litigation is settled. Immediately following the execution of the sale agreement, we entered into a derivative instrument with HSBC USA to retain the litigation risk associated with our portion of the Class B Shares sold to the purchaser.
At June 30, 2017 and December 31, 2016, the notional amount of this derivative contract totaled $61 million and $50 million, respectively. The fair value of this derivative is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the credit card litigation. The fair value of the derivative related liability with HSBC USA Inc. was $6 million and $5 million at June 30, 2017 and December 31, 2016, respectively. Derivative related expense was less than $1 million during the three months ended June 30, 2017 and $1 million during the year-to-date period which was recorded as a component of income (loss) from discontinued operations. See Note 3, "Discontinued Operations," in our 2016 Form 10-K for additional information about the sale of the Visa Class B Shares and this derivative instrument.

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
Consolidated VIEs  Historically, we have organized special purpose entities primarily to meet our funding needs through collateralized funding transactions. As part of these transactions, we transferred certain receivables to these trusts which in turn issued debt instruments collateralized by the transferred receivables. The entities used in these transactions are VIEs. As we are the servicer of the assets of these trusts and have retained the benefits and risks, we determined that we are the primary beneficiary of these trusts. Accordingly, we consolidate these entities and report the debt securities issued by them as secured financings in long-term debt. As a result, all receivables transferred in these secured financings remained and continue to remain on our balance sheet and the debt securities issued by them have remained and continue to be included in long-term debt. As all of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans, we no longer use collateralized funding transactions to meet our funding needs.
The assets and liabilities of the consolidated secured financing VIEs consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Receivables held for sale	$428	$—	$750	$—
Other liabilities	—	(6)	—	(11)
Long-term debt	—	191	—	404
Total	$428	$185	$750	$393
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

HSBC Finance Corporation

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
Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying value and estimated fair value of our financial instruments at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$50	$50	$50	$—	$—
Securities purchased under agreements to resell	5,269	5,269	—	5,269	—
Real estate secured receivables held for sale	1,346	1,478	—	—	1,478
Due from affiliates	98	98	—	98	—
Financial liabilities:
Due to affiliates carried at fair value	487	487	—	487	—
Due to affiliates not carried at fair value	312	337	—	337	—
Long-term debt carried at fair value	250	250	—	250	—
Long-term debt not carried at fair value	2,821	3,166	—	3,166	—

HSBC Finance Corporation

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$128	$128	$128	$—	$—
Interest bearing deposits with banks	1,500	1,500	1,500	—	—
Securities purchased under agreements to resell	2,392	2,392	—	2,392	—
Real estate secured receivables held for sale	5,674	6,129	—	—	6,129
Due from affiliates	114	114	—	114	—
Financial liabilities:
Due to affiliates carried at fair value	485	485	—	485	—
Due to affiliates not carried at fair value	2,815	2,875	—	2,875	—
Long-term debt carried at fair value	1,317	1,317	—	1,317	—
Long-term debt not carried at fair value	3,023	3,359	—	3,359	—
Derivative financial liabilities	12	12	—	12	—
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
June 30, 2017:
Derivative financial assets:
Currency swaps	$—	$18	$—	$—	$18
Derivative netting	—	—	—	(18)	(18)
Total derivative financial assets	—	18	—	(18)	—
Total assets	$—	$18	$—	$(18)	$—
Due to affiliates carried at fair value	$—	$(487)	$—	$—	$(487)
Long-term debt carried at fair value	—	(250)	—	—	(250)
Derivative related liabilities:
Currency swaps	—	(63)	—	—	(63)
Derivative netting	—	—	—	63	63
Total derivative related liabilities	—	(63)	—	63	—
Total liabilities	$—	$(800)	$—	$63	$(737)
December 31, 2016:
Derivative financial assets:
Currency swaps	$—	$15	$—	$—	$15
Derivative netting	—	—	—	(15)	(15)
Total derivative financial assets	—	15	—	(15)	—
Total assets	$—	$15	$—	$(15)	$—
Due to affiliates carried at fair value	$—	$(485)	$—	$—	$(485)
Long-term debt carried at fair value	—	(1,317)	—	—	(1,317)
Derivative related liabilities:
Currency swaps	—	(344)	—	—	(344)
Derivative netting	—	—	—	332	332
Total derivative related liabilities	—	(344)	—	332	(12)
Total liabilities	$—	$(2,146)	$—	$332	$(1,814)

HSBC Finance Corporation

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a recurring basis during the three and six months ended June 30, 2017 and 2016.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2017 and 2016. Transfers between leveling categories are assessed, determined and recognized at the end of each reporting period.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis at June 30, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Certain of the fair values in the table below were not obtained as of June 30, 2017 or 2016 but during the periods then ended. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2016 Form 10-K as well as the summary of our valuation techniques below for discussion of our policy in measuring fair value.

	Non-Recurring Fair Value Measurements June 30, 2017				Total Gains (Losses) for the Three Months Ended June 30, 2017	Total Gains (Losses) for the Six Months Ended June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale	$—	$—	$1,346	$1,346	$58	$171
Real estate owned(1)	—	20	—	20	(1)	(3)
Total assets at fair value on a non-recurring basis	$—	$20	$1,346	$1,366	$57	$168

	Non-Recurring Fair Value Measurements June 30, 2016				Total Gains (Losses) for the Three Months Ended June 30, 2016	Total Gains (Losses) for the Six Months Ended June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale	$—	$707	$3,089	$3,796	$(62)	$(130)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(2)	—	268	—	268	(5)	(31)
Real estate owned(1)	—	69	—	69	(5)	(10)
Total assets at fair value on a non-recurring basis	$—	$1,044	$3,089	$4,133	$(72)	$(171)

(1)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(2)	Total gains (losses) for the three and six months ended June 30, 2016 include amounts recorded on receivables that were subsequently transferred to held for sale.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a non-recurring basis during the three and six months ended June 30, 2017 and 2016.
Significant Transfers Between Level 2 and Level 3 We transferred real estate secured receivables held for sale from Level 3 to Level 2 prior to the sale of these receivables totaling $554 million and $4,219 million during the three and six months ended June 30, 2017, respectively, compared with $3,627 million and $4,926 million during the three and six months ended June 30, 2016, respectively. Receivables held for sale are reclassified from Level 3 to Level 2 upon acceptance of a final offer from a third party to purchase a distinct pool of receivables for a specified purchase price on a specific date.

HSBC Finance Corporation

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy at June 30, 2017 and December 31, 2016:

	Fair Value				Range of Inputs
Financial Instrument Type	June 30, 2017	Dec. 31, 2016	Valuation Technique	Significant Unobservable Inputs	June 30, 2017			December 31, 2016
	(in millions)
Receivables held for sale	$1,346	$5,674	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	100%	0%	-	100%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	14%	4%	-	14%

(1)
At June 30, 2017 and December 31, 2016, the weighted average collateral loss severity rate was 44 percent and 51 percent, respectively, taking into consideration both expected net cash flows as well as current collateral values.

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
Receivables held for sale:  The estimated fair value of our receivables held for sale is determined by developing an approximate range of value from a mix of various sources appropriate for the respective pools of assets aggregated either by similar risk characteristics or by pools of receivables being marketed. These sources include recently observed over-the-counter transactions where available and fair value estimates obtained from an HSBC affiliate and a third party valuation specialist for distinct pools of receivables. These fair value estimates are based on discounted cash flow models using assumptions we believe are consistent with those that would be used by market participants in valuing such receivables and trading inputs from other market participants which includes observed primary and secondary trades. In certain cases, the estimated fair value for a pool of receivables being marketed may be based on bids received from third parties interested in purchasing the pool of receivables.
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

12. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 20, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 12, "Litigation and Regulatory Matters," in our Form 10-Q for the three months ended March 31, 2017 (the "2017 First Quarter Form 10-Q"). Only matters with significant updates and new matters since our disclosure in our 2016 Form 10-K and 2017 First Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2016 Form 10-K and 2017 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
Due to the inherent unpredictability of legal matters, including litigation, governmental and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of such matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation, governmental and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted from time to time, as appropriate, in light of additional information. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters.
For the legal matters disclosed below, including litigation, governmental and regulatory matters, as well as for the legal matters discussed in Note 20, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 12, "Litigation and Regulatory Matters," in the 2017 First Quarter Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which we believe we can make a reliable estimate, we believe a reasonable estimate could be as much as $400 million for HSBC Finance Corporation. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.

HSBC Finance Corporation

Litigation - Continuing Operations
Mortgage Securitization Activity
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In May 2017, the U.S. Supreme Court issued its decision in the City of Miami case, affirming the Eleventh Circuit’s finding that a municipal plaintiff can be within the zone of interest conceivably protected by the Fair Housing Act. The court did not determine whether the injuries alleged by the city met the proximate cause test, but provided guidance for the lower courts in employing that test in further proceedings. This matter remains stayed pending direction from the Eleventh Circuit in the City of Miami matter.
County of Cook. v. HSBC North America Holdings Inc., et al. In May 2017, the U.S. Supreme Court issued its decision in the City of Miami case, affirming the Eleventh Circuit’s finding that a municipal plaintiff can be within the zone of interest conceivably protected by the Fair Housing Act. The court did not determine whether the injuries alleged by the city met the proximate cause test, but provided guidance for the lower courts in employing that test in further proceedings. Subsequent to the decision, the stay was lifted and a scheduling order entered. An amended complaint was filed in July 2017.
As noted previously, discussions are ongoing with the U.S. Department of Justice regarding liability under the Financial Industry Reform, Recovery, and Enforcement Act in connection with certain residential mortgage-backed securities securitizations from 2005 to 2007.
Litigation - Discontinued Operations
Salveson v. JPMorgan Chase et al. In April 2017, the U.S. Supreme Court denied plaintiff’s petition for a writ of certiorari and the matter is now concluded.

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

•
Compensation - Stock Compensation In March 2016, the FASB issued an ASU that requires all excess tax benefits and tax deficiencies for share-based payment awards to be recorded within income tax expense (benefit) in the consolidated statement of income (loss) rather than directly to additional paid-in capital and for excess tax benefits to be classified as an operating activity in the consolidated statement of cash flows. The adoption of the guidance related to excess tax benefits for share-based payment awards resulted in a cumulative effect adjustment of $4 million which decreased the accumulated deficit as of January 1, 2017.

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

HSBC Finance Corporation

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

•
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued an ASU that clarifies how certain cash receipts and cash payments should be classified in the statement of cash flows. Under the ASU, cash proceeds from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented. The new guidance will result in a change in the classification in the statement of cash flows which we do not expect to be significant and will not have any impact on our financial position and results of operations.

•
Compensation - Retirement Benefits  In March 2017, the FASB issued an ASU that requires the service cost component of net periodic pension and postretirement benefit costs to be reported in the same line item as other employee compensation costs while the other components of net periodic pension and postretirement benefit costs are required to be reported in the statement of income separately from the service cost component. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively. We currently do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

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
Economic Environment The U.S. economy continued to grow during the first half of 2017. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 2.6 percent in the second quarter of 2017, higher than 2016's GDP annual growth rate, while inflation in the second quarter of 2017 averaged near the Federal Reserve Board's ("FRB") 2.0 percent target inflation rate. In June 2017, the FRB increased short-term interest rates by 25 basis points, the second such rate increase this year and the third since December 2016, and it is currently anticipated that the FRB will increase short-term interest rates further during 2017. Consumer sentiment remained optimistic based on current economic conditions. The U.S. economy added approximately 1.1 million jobs during the first half of 2017 and the total unemployment rate fell to 4.4 percent at June 2017 as compared with 4.7 percent at December 2016. However, a significant number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistics' U-6 unemployment rate of 8.6 percent at June 2017 as compared with a rate of 9.2 percent at December 2016.
Despite the continued improvement of the U.S. economy, economic uncertainty remains and the new Administration in the U.S. as well as other geopolitical events further adds to this uncertainty. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions, which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal and monetary policy, geopolitical concerns and the regulatory and government scrutiny of financial institutions will continue to impact our results in 2017 and beyond.

HSBC Finance Corporation

2017 Events
As discussed in prior filings, our entire receivable portfolio is classified as held for sale and we continue to execute on our receivable sales program. During the three and six months ended June 30, 2017, we sold real estate secured receivables with an unpaid principal balance of $621 million (aggregate carrying value of $554 million) and $4,984 million (aggregate carrying value of $4,219 million), respectively, at the time of sale to third party investors. Aggregate cash consideration received totaled $556 million and $4,863 million during the three and six months ended June 30, 2017, respectively. We realized a loss of $2 million and gain of $615 million, net of transaction costs, during the three and six months ended June 30, 2017, respectively.
At June 30, 2017, the aggregate carrying value of real estate secured receivables held for sale totaled $1.3 billion. While we expect that substantially all of these receivables will be sold in multiple transactions through 2017, the actual time to complete these sales and ultimate earnings impact depends on many factors, including future market conditions. We also continue to evaluate various options corresponding to the remaining other assets and liabilities. The ultimate resolution and timing is dependent on several factors and, therefore, remains uncertain.
In June 2017, we received an interest payment from the Internal Revenue Service ("IRS") of $37 million related to the resolution of an IRS appeals matter involving the netting of under-payments and over-payments for tax years 1995 through 2009. The interest payment was recorded in the second quarter of 2017 as a component of interest income.
In March 2017, we prepaid a credit agreement with an HSBC affiliate of $2.5 billion and incurred a loss on extinguishment of debt of $28 million which is included as a component of servicing and other fees from (to) HSBC affiliates in our consolidated statement of income (loss).
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC Finance Corporation for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars are in millions)
Income (loss) from continuing operations	$17	$(130)	$435	$(200)
Return on average assets, annualized	.7%	(2.5)%	7.3%	(1.9)%
Return on average common equity, annualized	(.3)	(13.5)	16.5	(10.9)
Net interest margin, annualized(1)	.91	3.17	.75	3.51
Efficiency ratio(1)(2)	76.3	134.0	15.6	146.5

(1)	See "Results of Operations" for a detailed discussion of trends in our net interest margin.

(2)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.
We reported net income of $15 million and $437 million during the three and six months ended June 30, 2017, respectively, compared with a net loss of $134 million and $208 million during the three and six months ended June 30, 2016, respectively.
Income from continuing operations was $17 million and $435 million during the three and six months ended June 30, 2017, respectively, compared with a loss from continuing operations of $130 million and $200 million during the three and six months ended June 30, 2016, respectively. We reported income from continuing operations before income tax of $19 million and $693 million during the three and six months ended June 30, 2017, respectively, compared with a loss from continuing operations before income tax of $193 million and $319 million during the three and six months ended June 30, 2016, respectively. The improvement in income from continuing operations before income tax during the three and six months ended June 30, 2017 was driven by lower operating expenses, a lower provision for credit losses and, for the year-to-date period, higher other revenues, partially offset by lower net interest income. During the three months ended June 30, 2017, the improvement was partially offset by lower other revenues.

HSBC Finance Corporation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$19	$(193)	$693	$(319)
Fair value movement on fair value option debt attributable to credit spread(1)	—	(8)	—	(19)
Impact of non-qualifying hedge portfolio	—	(2)	—	117
Interest income related to the resolution of an IRS appeal matter	(37)	—	(37)	—
File review costs associated with the receivable sales program	8	16	16	38
Provision for securities litigation liability	—	575	—	575
Adjusted performance from continuing operations before income tax(2)	$(10)	$388	$672	$392

(1)
As discussed more fully in Note 13, "New Accounting Pronouncements," in the accompanying consolidated financial statements, beginning January 1, 2017, the fair value movement on fair value option debt attributable to our credit spreads is recorded in common equity as a component of other comprehensive income.

(2)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations before income tax declined by $398 million during the three months ended June 30, 2017 and improved by $280 million during the six months ended June 30, 2017 compared with the year-ago periods. The decline during the three months ended June 30, 2017 was driven by lower other revenues reflecting a loss on receivable sales during the current quarter compared with gains during the year-ago quarter, partially offset by reversals in the current quarter of lower of amortized cost or fair value adjustments recorded in prior periods compared with additional lower of amortized cost or fair value adjustments recorded during the year-ago quarter. The improvement during the year-to-date period was driven by higher other revenues reflecting higher gains on receivable sales during the six months ended June 30, 2017 as well as reversals in the current quarter of lower of amortized cost or fair value adjustments recorded in prior periods compared with additional lower of amortized cost or fair value adjustments recorded during the year-ago period.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our receivables held for sale, deferred income taxes, net and other asset trends. See "Liquidity and Capital Resources" for further discussion on funding and capital, including short-term investments, due to affiliates and long-term debt. See "Credit Quality" for additional discussion on our credit trends.
Funding and Capital  During the six months ended June 30, 2017 and 2016, we did not receive any capital contributions. During the six months ended June 30, 2017 and 2016, we retired or called $1,332 million and $4,439 million, respectively, of term debt. Our cash requirements during the six months ended June 30, 2017 were met from proceeds of sales of real estate secured receivables, cash generated from operations, including receivable payments and pay-offs, and real estate owned ("REO") sale proceeds. For the remainder of 2017, we expect that proceeds from sales of real estate secured receivables and other balance sheet attrition will generate the liquidity necessary to meet our maturing debt obligations. However, as we continue to execute our receivable sales program, cash flows subsequent to 2017 may not provide sufficient cash to fully repay maturing debt in future periods. As we continue to liquidate our receivable portfolio, HSBC's continued support may be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.

HSBC Finance Corporation

Balance Sheet Review

Unless noted otherwise, the following discusses changes in amounts reported in our consolidated balance sheet for continuing operations. See "Liquidity and Capital Resources" for discussion regarding changes in short-term investments, due to affiliates and long-term debt.
Receivables Held for Sale The following table summarizes receivables held for sale at June 30, 2017 and decreases since March 31, 2017 and December 31, 2016:

		Decrease from
		March 31, 2017		December 31, 2016
	June 30, 2017	$	%	$	%
	(dollars are in millions)
First lien real estate secured receivable	$1,302	$(558)	(30.0)%	$(3,397)	(72.3)%
Second lien real estate secured receivable	44	(7)	(13.7)	(931)	(95.5)
Total receivables held for sale	$1,346	$(565)	(29.6)%	$(4,328)	(76.3)%
The decrease in receivables held for sale since March 31, 2017 and December 31, 2016 reflects the impact of receivable sales during the three and six months ended June 30, 2017 with a carrying value of $554 million and $4,219 million, respectively. The decrease also reflects the impact of continued liquidation in the portfolio, partially offset by a reversal of lower of amortized cost or fair value adjustments recorded in prior periods.
See Note 2, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion of receivables held for sale, including a rollforward of the receivables held for sale balance for the three and six months ended June 30, 2017 and 2016.
Deferred Income Taxes, Net Deferred income taxes, net, totaled $1,662 million at June 30, 2017 compared with $2,897 million at December 31, 2016. Deferred income taxes, net, decreased due to utilization of our deferred net operating loss carryforwards by the consolidated HSBC North America tax group (the "HNAH Tax Group") during the six months ended June 30, 2017 as well as the impact of the receivable sales during the first half of 2017 which resulted in a reclassification between the deferred tax asset and current taxes receivable.
Other Assets Other assets totaled $1,149 million at June 30, 2017 compared with $427 million at December 31, 2016. The increase in other assets reflects a higher current tax receivable, partially offset by lower receivables from affiliates based on timing of payments received from affiliates. The higher current tax receivable reflects utilization of our deferred net operating loss carryforwards by the HNAH Tax Group during the first half of 2017 as well as the reclassification of deferred tax assets to current tax receivable resulting from the receivable sales during the first half of 2017. The increase was partially offset by settlements during the second quarter of 2017 in accordance with the tax allocation agreement with the HNAH Tax Group.

Results of Operations

As we continue to make progress in our strategy to sell substantially all of our receivable portfolio in 2017, the decrease in interest income for receivables has outpaced the decrease in interest expense and will continue to do so in future periods. Decreases in operating expenses may not necessarily decline in line with the sale of our receivable portfolio as a result of certain fixed costs. Accordingly, net income (loss) for the six months ended June 30, 2017 or any prior periods should not be considered indicative of the results for any future periods.
Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income (loss).

HSBC Finance Corporation

Net Interest Income  The following table summarizes net interest income and net interest margin for the three and six months ended June 30, 2017 and 2016.

	2017	%(1)	2016	%(1)
	(dollars are in millions)
Three Months Ended June 30,
Interest income	$86	4.41%	$286	6.48%
Interest expense	69	3.50	146	3.31
Net interest income	$17.91%		$140	3.17%

Six Months Ended June 30,
Interest income	$193	4.27%	$628	6.85%
Interest expense	159	3.52	306	3.34
Net interest income	$34.75%		$322	3.51%

(1)	% Columns: comparison to average interest-earning assets.
Interest income during the three and six months ended June 30, 2017 was impacted by receipt of an interest payment from the IRS in June 2017 of $37 million related to the resolution of an IRS appeals matter involving the netting of under-payments and over-payments for tax years 1995 through 2009. Excluding the impact of this item, net interest income would have been negative (net interest expense) during the three and six months ended June 30, 2017, as the decrease in interest income outpaced the decrease in interest expense as discussed below.

•	Average receivable levels decreased during the three and six months ended June 30, 2017 as a result of receivable sales and continued liquidation of the receivable portfolio.

•
Interest expense decreased during the three and six months ended June 30, 2017 as a result of lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings and rate increases on certain variable rate debt since June 2016.

•
Overall yields on total average interest earning assets decreased during the three and six months ended June 30, 2017 driven by a significant shift in mix of total average interest earning assets to a higher percentage of short-term investments, which have significantly lower yields than our receivable portfolio, as a result of receivable sales, partially offset during the six months ended June 30, 2017 by the impact of higher receivable yields due to lower levels of nonaccrual receivables. Receivable yields were lower during the three months ended June 30, 2017 as nonaccrual receivables represented a significantly larger portion of our receivable portfolio as compared to the year-ago period as a result of receivable sales.

Net interest margin was .91 percent and .75 percent for the three and six months ended June 30, 2017, respectively, compared with 3.17 percent and 3.51 percent for the three and six months ended June 30, 2016, respectively. Excluding the impact of the interest payment received from the IRS in June 2017 as discussed above, net interest margin would have been negative during the three and six months ended June 30, 2017 reflecting the impact of lower overall yields on total average interest earning assets and the impact of higher average rates on borrowings during the three and six months ended June 30, 2017 as discussed above.

HSBC Finance Corporation

The following table summarizes the significant trends affecting the comparability of net interest income and net interest margin:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	(dollars are in millions)
Net interest income/net interest margin from prior year period	$140	3.17%	$322	3.51%
Impact to net interest income resulting from:
Lower asset levels	(157)		(316)
Receivable yields	(3)		4
Asset mix	(86)		(175)
Interest income related to the resolution of an IRS appeals matter	37		37
Investment income	9		17
Cost of funds (rate and volume)	77		147
Other	—		(2)
Net interest income/net interest margin for current year period	$17.91%		$34.75%
The varying maturities and repricing frequencies of both our assets and liabilities expose us to interest rate risk. When the various risks inherent in both the asset and the debt do not meet our desired risk profile, we historically used derivative financial instruments to manage these risks to acceptable interest rate risk levels. See "Risk Management" for additional information regarding interest rate risk and derivative financial instruments.
Provision for Credit Losses  As previously discussed, at June 30, 2017 and December 31, 2016 all of our receivables are classified as held for sale and no longer have any associated credit loss reserves. Accordingly, no provision for credit losses was recorded during the three or six months ended June 30, 2017.
During the three months ended June 30, 2016, the provision for credit losses totaled $12 million, of which $6 million related to the initial lower of amortized cost or fair value adjustment related to credit factors for receivables transferred to held for sale during the second quarter of 2016. During the six months ended June 30, 2016, the provision for credit losses totaled $49 million, of which $19 million related to the initial lower of amortized cost or fair value adjustment related to credit factors for receivables transferred to held for sale during the first half of 2016.

HSBC Finance Corporation

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
	2017	2016	Amount	%
	(dollars are in millions)
Three Months Ended June 30,
Derivative related income (expense)	$1	$3	$(2)	(66.7)%
Gain on debt designated at fair value and related derivatives	4	16	(12)	(75.0)
Servicing and other fees from (to) HSBC affiliates	—	2	(2)	(100.0)
Lower of amortized cost or fair value adjustment on receivables held for sale	58	(56)	114	*
Gain (loss) on sale of real estate secured receivables	(2)	423	(425)	*
Other income	2	4	(2)	(50.0)
Total other revenues	$63	$392	$(329)	(83.9)%

Six Months Ended June 30,
Derivative related income (expense)	$3	$(112)	$115	*
Gain on debt designated at fair value and related derivatives	16	40	(24)	(60.0)
Servicing and other fees from (to) HSBC affiliates	(27)	6	(33)	*
Lower of amortized cost or fair value adjustment on receivables held for sale	171	(111)	282	*
Gain (loss) on sale of real estate secured receivables	615	423	192	45.4
Other income	9	13	(4)	(30.8)
Total other revenues	$787	$259	$528	*

*	Not meaningful
Derivative related income (expense) for the three and six months ended June 30, 2017 reflects ineffectiveness primarily related to our cross currency cash flow hedges which are qualifying hedges and are approaching maturity. As discussed in prior filings, in May 2016 we terminated a portfolio of interest rate swaps which had been used to minimize our exposure to changes in interest rates. Prior to the termination of this portfolio of interest rate swaps, derivative related income (expense) during the three and six months ended June 30, 2016 reflected realized and unrealized gains and losses on this portfolio of interest rate swaps as they did not qualify as effective hedges under hedge accounting principles as well as ineffectiveness on derivatives which are qualifying hedges.
The following table summarizes derivative related income (expense) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net realized losses	$—	$(8)	$—	$(26)
Mark-to-market on derivatives in our non-qualifying hedge portfolio	—	10	—	(91)
Hedge accounting ineffectiveness	1	1	3	5
Total derivative related income (expense)	$1	$3	$3	$(112)
Net income volatility in future periods has been reduced as a result of the elimination of our non-qualifying hedge portfolio in May 2016. Derivative related income (expense) for the six months ended June 30, 2017 or any prior periods should not be considered indicative of the results for any future periods.

HSBC Finance Corporation

Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to our credit spreads is recorded in other comprehensive income (loss). Excluding the impact of this item, which resulted in a gain of $8 million and $19 million during the three and six months ended June 30, 2016, respectively, the gain on debt designated at fair value and related derivatives was lower during the three and six months ended June 30, 2017 as compared with the year-ago periods. See Note 5, "Fair Value Option," in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.
Net income volatility resulting from fair value movements on fair value option debt impacts the comparability of our reported results between periods. The gain on debt designated at fair value and related derivatives for the six months ended June 30, 2017 should not be considered indicative of the results for any future periods.
Servicing and other fees from (to) HSBC affiliates have historically represented revenue received under service level agreements under which we service real estate secured receivables and rental revenue from HSBC Technology & Services (USA) Inc. ("HTSU") for certain office and administrative costs. Servicing and other fees from (to) HSBC affiliates also includes costs incurred due to the early termination of affiliate debt. For the six months ended June 30, 2017, servicing and other fees from (to) HSBC affiliates primarily reflects a loss on extinguishment of debt of $28 million as a result of prepaying a $2.5 billion credit agreement with an affiliate in March 2017. As a result of the significant decrease in the levels of receivables we service for affiliates and facility closings subsequent to June 30, 2016 as well as lower administrative costs with affiliates reflecting the continuing reduced scope of our business operations, servicing and other fees received from affiliates during the three and six months ended June 30, 2017 does not reflect any other significant activity.
Lower of amortized cost or fair value adjustment on receivables held for sale during the three and six months ended June 30, 2017 and 2016 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Income (expense)
Initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the period	$—	$(2)	$—	$(6)
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	58	(54)	171	(105)
Lower of amortized cost or fair value adjustment	$58	$(56)	$171	$(111)
During the three and six months ended June 30, 2017, we reversed $58 million and $171 million, respectively, of the lower of amortized cost or fair value adjustment recorded in prior periods. Of this amount $55 million and $163 million during the three and six months ended June 30, 2017, respectively, reflects reversals attributable to fair value changes resulting from aggregating all receivables held for sale into pools based on the marketing strategy for the remainder of 2017 as well as improvements in the fair value of these receivables during the first half of 2017. The fair value of receivables held for sale is determined based on an aggregation of receivables into pools either by similar risk characteristics or by receivable pools being marketed. These amounts also include reversals attributable to the impact of settlements totaling $3 million and $8 million, respectively. Settlements reflect either receivable payoffs (including short sales) or transfers of receivables to REO.
During the three and six months ended June 30, 2016, we recorded an additional lower of amortized cost or fair value adjustment on receivables held for sale totaling $54 million and $105 million, respectively. Of this amount, $62 million and $130 million during the three and six months ended June 30, 2016, respectively, reflects additional adjustments attributable to fair value changes as a result of establishing separate pools for receivables being marketed and $8 million and $25 million, respectively, of reversals related to settlements as described above.
We did not record an initial lower of amortized cost or fair value adjustment during the three or six months ended June 30, 2017 as no new receivables were transferred to held for sale during the first half of 2017 as a result of classifying our entire portfolio of receivables as held for sale in September 2016. During the three and six months ended June 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale totaling $8 million and $25 million, respectively, of which $2 million and $6 million, respectively, was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss). The remainder of the total initial lower of amortized cost or fair

HSBC Finance Corporation

value adjustment for the three and six months ended June 30, 2016 of $6 million and $19 million, respectively, was attributed to credit factors and recorded as a component of the provision for credit losses.
See Note 2, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Gain (loss) on sale of real estate secured receivables The following table summarizes receivables sold during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Unpaid principal balance at the time of sale	$621	$4,722	$4,984	$4,722

Aggregate cash consideration received	$556	$4,667	$4,863	$4,667
Aggregate carrying value at the time of sale	554	4,219	4,219	4,219
Transaction costs	4	25	29	25
Gain (loss) on sale of real estate secured receivables	$(2)	$423	$615	$423
Other income decreased during the three and six months ended June 30, 2017. The six months ended June 30, 2016 was impacted by a release in the reserve for repurchase liabilities. Excluding the impact of this item, other income was essentially flat during the three and six months ended June 30, 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Balance at beginning of period	$63	$31	$53	$36
Increase in liability recorded through earnings(1)	2	12	13	7
Realized losses	(3)	—	(4)	—
Balance at end of period	$62	$43	$62	$43

(1)
The portion of the increase in the reserve for repurchase liabilities arising at the time of a receivable sale transaction are included as a component of gain (loss) on sale of real estate secured receivables and are not reflected in other income.

HSBC Finance Corporation

Operating Expenses  The following table summarizes the components of operating expenses.

			Increase (Decrease)
	2017	2016	Amount	%
	(dollars are in millions)
Three Months Ended June 30,
Salaries and employee benefits	$10	$34	$(24)	(70.6)%
Occupancy and equipment expenses, net	5	4	1	25.0
Real estate owned expenses	—	2	(2)	(100.0)
Support services from HSBC affiliates	21	38	(17)	(44.7)
Provision for securities litigation liability	—	575	(575)	(100.0)
Other expenses	25	60	(35)	(58.3)
Total operating expenses	$61	$713	$(652)	(91.4)%

Six Months Ended June 30,
Salaries and employee benefits	$36	$72	$(36)	(50.0)%
Occupancy and equipment expenses, net	7	10	(3)	(30.0)
Real estate owned expenses	1	5	(4)	(80.0)
Support services from HSBC affiliates	44	80	(36)	(45.0)
Provision for securities litigation liability	—	575	(575)	(100.0)
Other expenses	40	109	(69)	(63.3)
Total operating expenses	$128	$851	$(723)	(85.0)%
Salaries and employee benefits decreased during the three and six months ended June 30, 2017 due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease also reflects a gain on curtailment of $13 million related to our postretirement plans. See Note 8, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for additional information.
Occupancy and equipment expenses, net were essentially flat during the three months ended June 30, 2017 and decreased during the six months ended June 30, 2017. The decrease during the year-to-date period reflects lower repair and utility costs reflecting the impact of the continuing reduced scope of our business operations.
Real estate owned expenses decreased during the three and six months ended June 30, 2017 driven by fewer average numbers of REO properties held during the year.
Support services from HSBC affiliates decreased during the three and six months ended June 30, 2017 due to lower technology and centralized support services provided by HTSU reflecting the reduced scope of our business operations. To a lesser extent, the decrease in support services from affiliates during the three and six months ended June 30, 2017 also reflects lower fees for the servicing of receivables by HSBC affiliates as a result of receivable sales subsequent to June 30, 2016.
Provision for securities litigation liability As discussed more fully in Note 20, "Litigation and Regulatory Matters," in our 2016 Form 10-K, in June 2016, we agreed to pay $1,575 million to settle all claims of the outstanding securities litigation. As a result, we recorded a provision for securities litigation liability of $575 million during the second quarter of 2016.
Other expenses decreased during the three and six months ended June 30, 2017 reflecting lower litigation costs, lower file review costs related to our receivable sales program and lower third party collection costs. For the six months ended June 30, 2017, the decrease also reflects a reduction of an accrual related to mortgage servicing matters. The decrease in both periods also reflects the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs.

HSBC Finance Corporation

Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

	2017		2016
	(dollars are in millions)
Three Months Ended June 30,
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$7	35.0%	$(68)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	2	*	(5)	(2.6)
Adjustment with respect to tax for prior periods(1)	—	—	4	2.1
Uncertain tax positions	(2)	*	6	2.9
Other non-deductible/non-taxable items	(3)	*	(1)	(.5)
Other	(2)	*	1.5
Total income tax expense (benefit)	$2	10.5%	$(63)	(32.6)%

Six Months Ended June 30,
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$243	35.0%	$(112)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	20	3.0	(8)	(2.5)
Adjustment with respect to tax for prior periods(1)	—	—	22	6.9
Uncertain tax positions(2)	(2)	(.3)	(12)	(3.8)
Other non-deductible/non-taxable items	(5)	(.7)	(3)	(.9)
Other	2.2		(6)	(2.0)
Total income tax expense (benefit)	$258	37.2%	$(119)	(37.3)%

*	Due to the small tax adjustments as well as the low level of income from continuing operations before tax, the percentages are not meaningful for the three months ended June 30, 2017.

(1)
For the three and six months ended June 30, 2016, the amount includes a $7 million adjustment related to the Federal audit of the 2013 tax year. The amount for the six months ended June 30, 2016, was also impacted by a reversal of approximately $15 million associated with an out of period adjustment to our deferred tax asset balance.

(2)	For the six months ended June 30, 2017 and June 30, 2016, the amount primarily relates to the conclusion of certain State audits.

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

HSBC Finance Corporation

The table below summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of receivables ("delinquency ratio") for our portfolio of real estate secured receivables, all of which are classified as held for sale at June 30, 2017, March 31, 2017 and December 31, 2016.

	June 30, 2017	March 31, 2017	December 31, 2016
	(dollars are in millions)
Dollars of contractual delinquency(1)	$285	$361	$457
Delinquency ratio	21.18%	18.89%	8.05%

(1)	The receivables held for sale balances reflect the lower of amortized cost or fair value for the receivable.
Dollars of contractual delinquency for real estate secured receivables held for sale at June 30, 2017 decreased as compared with March 31, 2017 and December 31, 2016 as a result of receivables sold during the first half of 2017, partially offset by the impact of a reversal of lower of amortized cost or fair value adjustments recorded in prior periods.
The delinquency ratio for real estate secured receivables held for sale was 21.18 percent at June 30, 2017 compared with 18.89 percent at March 31, 2017 and 8.05 percent at December 31, 2016. The increase as compared with March 31, 2017 and December 31, 2017 reflects real estate secured receivable sales during the three and six months ended June 30, 2017. A significant portion of the receivables sold during the first half of 2017 were less than 60 days contractually delinquent which results in receivables held for sale decreasing at a faster pace than dollars of delinquency.
See "Customer Account Management Policies and Practices" regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs  As discussed in prior filings, beginning in September 2016 all of our receivables are classified as held for sale and we no longer record charge-offs on these receivables as they are carried at the lower of amortized cost or fair value. Accordingly, there are no net charge-off dollars to report for the quarterly periods ended June 30, 2017 and March 31, 2017. For the quarterly period ended June 30, 2016, net charge-off dollars totaled $30 million and the net charge-off ratio (net charge-offs for the quarter, annualized, as a percentage of average receivables for the quarter) was 1.44 percent.
Nonperforming Assets  Nonperforming assets consisted of the following for the periods presented:

	June 30, 2017	March 31, 2017	December 31, 2016
	(in millions)
Nonaccrual receivables held for sale(1)	$247	$323	$381
Real estate owned	19	26	31
Total nonperforming assets	$266	$349	$412

(1)
The receivables held for sale balances reflect the lower of amortized cost or fair value for the receivable. Nonaccrual receivables reflect all receivables which are 90 or more days contractually delinquent as well as second lien receivables (regardless of delinquency status) where the first lien receivable that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables totaling $183 million, $197 million and $252 million at June 30, 2017, March 31, 2017 and December 31, 2016, respectively, which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged receivable subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

Nonaccrual receivables held for sale decreased at June 30, 2017 compared with March 31, 2017 and December 31, 2016 as a result of receivables sold during the first half of 2017, partially offset by the impact of a reversal of lower of amortized cost or fair value adjustments recorded in prior periods.
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

HSBC Finance Corporation

Currently, we utilize the following account management actions:

•
Modification – Management action that results in a change to the terms and conditions of the receivable without changing the delinquency status of the receivable. Modifications include changes to the terms of the receivable and have historically included, but were not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal. Beginning May 1, 2017, we revised our modification program to only include changes in interest rates.

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

	Number of Accounts	Outstanding Receivable Balance(1)
	(accounts are in thousands)	(dollars are in millions)
June 30, 2017:
Collection re-age only	4.6	$348
Modification only	.4	24
Modification re-age	5.6	501
Total receivables modified and/or re-aged(1)	10.6	$873
March 31, 2017:
Collection re-age only	8.4	$539
Modification only	.7	33
Modification re-age	8.7	673
Total receivables modified and/or re-aged(1)	17.8	$1,245
December 31, 2016:
Collection re-age only	24.7	$991
Modification only	2.1	76
Modification re-age	17.3	957
Total receivables modified and/or re-aged(1)	44.1	$2,024

(1)	The receivables balances reflect the lower of amortized cost or fair value for the receivable.

HSBC Finance Corporation

The following table provides information regarding the delinquency status of receivables remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of June 30, 2017, March 31, 2017 and December 31, 2016 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
June 30, 2017	67%	8%	25%	65%	8%	27%
March 31, 2017	71	7	22	70	7	23
December 31, 2016	79	6	15	76	6	18
The following table provides information regarding real estate secured modified and/or re-aged receivables during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Balance at beginning of period	$1,245	$9,224	$2,024	$9,511
Additions due to an account management action(1)	6	51	26	126
Payments(2)	(34)	(222)	(79)	(490)
Net charge-offs(3)	—	(18)	—	(62)
Transfer to real estate owned	(2)	(20)	(10)	(36)
Receivables held for sale that have subsequently been sold	(376)	(3,738)	(1,172)	(3,738)
Change in lower of amortized cost or fair value on receivables held for sale	34	(48)	84	(82)
Balance at end of period	$873	$5,229	$873	$5,229

(1)	Includes collection re-age only, modification only, and modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.

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

The following table summarizes receivables modified during the six months ended June 30, 2017 and 2016, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in millions)
Modifications(1)(2):
Six months ended June 30, 2017	.7	$66
Six months ended June 30, 2016	3.2	234

(1)	Includes all receivables modified during the six months ended June 30, 2017 and 2016 regardless of whether the receivable was also re-aged.

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
Because our lending activities were primarily to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at June 30, 2017 or December 31, 2016. The following table reflects the percentage of receivables by state which individually account for 5 percent or greater of our portfolio.

	Percent of Total Real Estate Secured Receivables
	June 30, 2017	December 31, 2016
New York	10.2%	9.0%
Florida	7.5	5.9
Pennsylvania	7.3	5.9
California	6.2	8.7
Virginia	6.0	4.4
Ohio	5.1	5.3
The significant change in the percentage for certain states since December 31, 2016 reflects the impact of receivable sales during the first half of 2017.

Liquidity and Capital Resources

HSBC Related Funding  We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC's operations in the United States. All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans with any future funding requirements to be sourced primarily through HSBC USA Inc. ("HSBC USA") or HSBC North America.
Due to affiliates totaled $799 million and $3,300 million at June 30, 2017 and December 31, 2016, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties. In March 2017, we prepaid $2.5 billion of the due to affiliates balance and incurred a loss on extinguishment of debt of $28 million. The balance outstanding as of June 30, 2017 matures in 2021.
See Note 9, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
Short-Term Investments  Securities purchased under agreements to resell totaled $5,269 million and $2,392 million at June 30, 2017 and December 31, 2016, respectively. Interest bearing deposits with banks totaled $1,500 million at December 31, 2016 and were with HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). We did not have any interest bearing deposits at June 30, 2017. Short-term investments increased as compared with December 31, 2016 reflecting cash received from receivable sales.

HSBC Finance Corporation

Long-Term Debt (excluding amounts due to affiliates) decreased to $3,071 million at June 30, 2017 from $4,340 million at December 31, 2016. There were no issuances of long-term debt during the six months ended June 30, 2017 and 2016. Repayments of long-term debt totaled $1,332 million and $4,439 million during the six months ended June 30, 2017 and 2016, respectively.
Maturities of long-term debt at June 30, 2017, including secured financings based on the anticipated clean-up date for the collateralized funding transactions, are as follows:

(in millions)
2017	$177
2018	254
2019	164
2020	—
2021	2,335
Thereafter	141
Total	$3,071
Secured financings previously issued under public trusts of $191 million at June 30, 2017 are secured by $428 million of closed-end real estate secured receivables which are classified as receivables held for sale at June 30, 2017. Secured financings previously issued under public trusts of $404 million at December 31, 2016 were secured by $750 million of closed-end real estate secured receivables which are classified as receivables held for sale at December 31, 2016.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance of all foreign-denominated notes to fix the notes in U.S. dollars.
We have used derivatives for managing interest rate and currency risk but we do not otherwise enter into off-balance sheet transactions.
Common Equity  During the six months ended June 30, 2017 and 2016, we did not receive any capital contributions.
Equity ratio  Common and preferred equity to total assets totaled 56.35 percent at June 30, 2017 compared with 39.14 percent at December 31, 2016.
HSBC North America continues to review the composition of its capital structure following the adoption by the U.S. banking regulators of the final rules implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision, which were effective as of January 1, 2014. Upon receipt of regulatory approval, we have replaced instruments whose treatment was less favorable under the new rules with Basel III compliant instruments. Any required funding has been integrated into the overall HSBC North America funding plans with any future funding requirements to be sourced through HSBC USA, HSBC North America, or through direct support from HSBC or its affiliates.
HSBC North America participates in the FRB's CCAR program and submitted its latest CCAR capital plan and annual company-run stress test results in April 2017. In June 2017, the FRB informed HSBC North America that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2017 CCAR submission. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.

HSBC Finance Corporation

2017 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2017:

	Actual January 1 through June 30, 2017	Estimated July 1 through December 31, 2017 (Minimum-Maximum)			Estimated Full Year 2017 (Minimum-Maximum)
	(in billions)
Funding needs:
Unsecured debt maturities	$1	$—	-	$1	$1	-	$2
Exercise call options on debt	2	—	-	—	2	-	2
Short-term investments	1	1	-	2	2	-	3
Total funding needs	$4	$1	-	$3	$5	-	$7
Funding sources:
Receivable sales	$4	$1	-	$2	$5	-	$6
Other(1)	—	—	-	1	—	-	1
Total funding sources	$4	$1	-	$3	$5	-	$7

(1)	Primarily reflects miscellaneous cash provided by operating activities.
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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2017 and December 31, 2016, our Level 3 assets recorded at fair value on a non-recurring basis totaled $1,346 million (13 percent of total assets) and $5,674 million (41 percent of total assets), respectively. At June 30, 2017 and December 31, 2016, we had no Level 3 assets recorded at fair value on a recurring basis.
Classification within the fair value hierarchy is based on whether the lowest level input that is significant to the fair value measurement is observable. As such, the classification within the fair value hierarchy is dynamic and can be transferred to other hierarchy levels in each reporting period.
See Note 11, "Fair Value Measurements," in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value. Additionally, see Note 11, "Fair Value Measurements," in the accompanying consolidated financial statements for information about transfers between Level 1 and Level 2 measurements and transfers between Level 2 and Level 3 measurements during the three and six months ended June 30, 2017 and 2016.

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

•
Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice causing us to incur fines, penalties and damage to our business and reputation (including financial crime and fraud risk);

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

•	Security risk is the risk to the business from terrorism, information security, incidents/disasters, cyber-attacks and groups hostile to HSBC interests;

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
See "Risk Management" in MD&A in our 2016 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and procedures. There have been no material changes to our approach to credit risk management, market risk management, reputational risk management, strategic risk management, model risk management or pension risk management since December 31, 2016.
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

HSBC Finance Corporation

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
The following table summarizes our credit ratings at both June 30, 2017 and December 31, 2016:

	Standard & Poor's Corporation	Moody's Investors Service	Fitch, Inc.
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. As of June 30, 2017, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
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

HSBC Finance Corporation

Our exposure to interest rate risk has changed as a result of selling during the first half of 2017 a majority of the receivables held for sale at December 31, 2016. As a result of the significant decrease in receivables, projected net interest income is now negative (projected net interest expense) as receivable and short-term investment yields are not projected to cover interest expense. The following table reflects the impact on projected net interest income (expense) of the scenarios utilized by these modeling techniques:

	Amount	%
	(dollars are in millions)
June 30, 2017:
Estimated increase (decrease) in projected net interest expense:
Resulting from a gradual 100 basis point increase in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$(20)	(20.9)%
Resulting from a gradual 100 basis point decrease in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	20	20.9
Resulting from an immediate 50 basis point decrease in the yield curve	15	15.8
December 31, 2016:
Estimated increase (decrease) in projected net interest income:
Resulting from a gradual 100 basis point increase in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	$35	17.7%
Resulting from a gradual 100 basis point decrease in the yield curve (reflects projected quarterly rate movements of 25 basis points at the beginning of each quarter)	(35)	(17.7)
Resulting from an immediate 50 basis point decrease in the yield curve	(25)	(12.7)
As discussed above, we expect that substantially all of the remaining receivables held for sale will be sold in multiple transactions through 2017. In addition to interest rate risk implications, the receivable sales program also has liquidity risk implications as cash flows subsequent to 2017 may not provide sufficient cash to fully cover maturing debt in future periods. We are currently evaluating various options corresponding to the remaining other assets and liabilities from both an interest rate risk and liquidity risk perspective. The ultimate resolution and timing is dependent on several factors.
There have been no material changes to our approach to interest rate risk management since December 31, 2016.
Operational Risk Management During the second quarter of 2017, we implemented a new Operational Risk Management Framework ("ORMF") and operational risk database. The new ORMF was designed to simplify and improve our approach to managing operational risks. It promotes more focused efforts on material risks and ensures clarity and accountability of related roles and responsibilities.
Under the new ORMF, risk and control assessments provide an end to end view of operational risk. Material risks are assigned an inherent risk assessment based on the likelihood and the direct (financial costs) and indirect impacts to the business. An assessment of the effectiveness of key controls that mitigate these risks is made and a residual risk assessment is determined. An operational risk database is used to record risk and control assessments and track related issues and mitigation action plans. The risk assessments, which are refreshed based on relevant triggers, provide an up-to-date view of the operational risk profile.
There have been no other material changes to our approach to operational risk management since December 31, 2016.
Compliance Risk Management During the second quarter of 2017, there was a reorganization of certain risk activities as we continued to implement the most effective global standards to combat financial crime and strengthen our financial crime detection and compliance capabilities. As part of this reorganization, the activities related to financial crime and fraud risk management previously performed by the Security and Fraud Risk Management function, are now performed by the Financial Crime Risk function. Additionally, during the second quarter of 2017, the Compliance Committee of the Board of Directors was demised and the Compliance and Conduct Committee of the Board of Directors (the "CCC") was established. The CCC oversees the remediation of the compliance risk management program. There have been no other material changes to our approach to compliance risk management since December 31, 2016.
Security Risk Management As discussed above, during the second quarter of 2017, activities related to financial crime and fraud risk management activities are no longer performed by the Security and Fraud Risk Management function, but are now performed by the Financial Crime Risk function. Additionally, the Security and Fraud Risk Management function was renamed "Security Risk Management" to reflect this reorganization. There have been no other material changes to our approach to security risk management since December 31, 2016.

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At June 30, 2017, the HSBC Group had five loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for the second quarter of 2017, which includes interest and fees, was approximately $30,000, and net estimated profit was approximately $30,000. While the HSBC Group intends

HSBC Finance Corporation

to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
There was no measurable gross revenue in the second quarter of 2017 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were canceled in the second quarter of 2017 and approximately 19 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. These accounts are generally no longer restricted under U.K. law, though HSBC maintains restrictions on the accounts as a matter of policy. Estimated gross revenue in the second quarter of 2017 on these accounts, which includes fees and/or commissions, was approximately $27,060.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving five employees of a U.S.-sanctioned Iranian bank in Hong Kong, one of whom joined the scheme during the second quarter of 2017. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the second quarter of 2017 was approximately $930.

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
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen as a result of relevant sanctions programs and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2017.There was no measurable gross revenue or net profit to the HSBC Group during the second quarter of 2017 relating to these frozen accounts.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2017 and 2016, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2017 and 2016, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 31, 2017

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2017 and 2016, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2017 and 2016, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.