Form 10-Q
period 2017-09-30
HSBC Finance Corp
filed 2017-10-30
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At October 27, 2017, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

PART I

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Interest income	$33	$217	$226	$845
Interest expense on debt held by:
Non-affiliates	47	65	167	266
HSBC affiliates	10	43	49	148
Interest expense	57	108	216	414
Net interest income (expense)	(24)	109	10	431
Provision for credit losses	—	572	—	621
Net interest income (expense) after provision for credit losses	(24)	(463)	10	(190)
Other revenues:
Derivative related income (expense)	1	3	4	(109)
Gain (loss) on debt designated at fair value and related derivatives	8	(8)	24	32
Servicing and other fees from HSBC affiliates	—	1	1	7
Lower of amortized cost or fair value adjustment on receivables held for sale	(16)	(8)	155	(119)
Gain (loss) on sale of real estate secured receivables	139	(5)	754	418
Loss on extinguishment of debt held by:
Non-affiliates	(174)	—	(174)	—
HSBC affiliates	(85)	—	(113)	—
Other income	14	6	23	19
Total other revenues	(113)	(11)	674	248
Operating expenses:
Salaries and employee benefits	43	56	79	128
Occupancy and equipment expenses, net	2	3	9	13
Real estate owned expenses	—	1	1	6
Support services from HSBC affiliates	15	40	59	120
Provision for securities litigation liability	—	—	—	575
Other expenses	21	35	61	144
Total operating expenses	81	135	209	986
Income (loss) from continuing operations before income tax	(218)	(609)	475	(928)
Income tax expense (benefit)	(84)	(203)	174	(322)
Income (loss) from continuing operations	(134)	(406)	301	(606)
Discontinued operations:
Income (loss) from discontinued operations before income tax	4	(2)	7	(11)
Income tax expense (benefit)	1	(4)	2	(5)
Income (loss) from discontinued operations	3	2	5	(6)
Net income (loss)	$(131)	$(404)	$306	$(612)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net income (loss)	$(131)	$(404)	$306	$(612)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses), net of tax, on:
Fair value option debt attributable to our own credit spread	23	—	18	—
Derivatives designated as cash flow hedges	—	—	—	15
Pension and postretirement benefit plan adjustments	—	—	(10)	(3)
Other comprehensive income (loss), net of tax	23	—	8	12
Total comprehensive income (loss)	$(108)	$(404)	$314	$(600)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2017	December 31, 2016
	(in millions, except share data)
Assets
Cash	$26	$128
Interest bearing deposits with banks	—	1,500
Securities purchased under agreements to resell	4,040	2,392
Receivables held for sale (including $195 million and $750 million at September 30, 2017 and December 31, 2016, respectively, collateralizing long-term debt)	256	5,674
Real estate owned	10	31
Deferred income taxes, net	1,863	2,897
Bank owned life insurance	827	817
Other assets	983	427
Assets of discontinued operations	19	16
Total assets	$8,024	$13,882
Liabilities
Debt:
Due to affiliates (including $- million and $485 million at September 30, 2017 and December 31, 2016, respectively, carried at fair value)	$—	$3,300
Long-term debt (including $253 million and $1.3 billion at September 30, 2017 and December 31, 2016, respectively, carried at fair value and $76 million and $404 million at September 30, 2017 and December 31, 2016, respectively, collateralized by receivables)	1,836	4,340
Total debt	1,836	7,640
Derivative related liabilities	1	12
Liability for postretirement benefits	126	129
Other liabilities	344	610
Liabilities of discontinued operations	33	57
Total liabilities	2,340	8,448
Equity
Redeemable preferred stock:
Series C ($0.01 par value, 1,000 shares authorized; 1,000 shares issued and outstanding at September 30, 2017 and December 31, 2016)	1,000	1,000
Common equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued and outstanding at September 30, 2017 and December 31, 2016)	—	—
Additional paid-in capital	23,070	23,138
Accumulated deficit	(18,399)	(18,728)
Accumulated other comprehensive income (loss)	13	24
Total common equity	4,684	4,434
Total equity	5,684	5,434
Total liabilities and equity	$8,024	$13,882

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Nine Months Ended September 30,	2017	2016
	(in millions)
Preferred stock
Balance at beginning of period	$1,000	$1,575
Redemption of Series B preferred stock	—	(575)
Balance at end of period	1,000	1,000
Common equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	23,138	23,245
Dividends on preferred stock	(64)	(84)
Employee benefit plans, including transfers and other	(4)	—
Balance at end of period	23,070	23,161
Accumulated deficit
Balance at beginning of period, as previously reported	(18,728)	(18,199)
Reclassification to accumulated other comprehensive income (loss) of cumulative effect adjustment to initially apply new accounting guidance for fair value option debt, net of tax	19	—
Cumulative effect adjustment to initially apply new accounting guidance for previously unrecognized tax benefits on share based plans, net of tax	4	—
Balance at beginning of period, adjusted	(18,705)	(18,199)
Net income (loss)	306	(612)
Balance at end of period	(18,399)	(18,811)
Accumulated other comprehensive income (loss)
Balance at beginning of period, as previously reported	24	14
Reclassification from accumulated deficit of cumulative effect adjustment to initially apply new accounting guidance for fair value option debt, net of tax	(19)	—
Balance at beginning of period, adjusted	5	14
Other comprehensive income (loss)	8	12
Balance at end of period	13	26
Total common equity at end of period	4,684	4,376
Total equity at end of period	$5,684	$5,376

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2017	2016
	(in millions)
Cash flows from operating activities
Net income (loss)	$306	$(612)
Income (loss) from discontinued operations	5	(6)
Income (loss) from continuing operations	301	(606)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Provision for credit losses	—	621
Lower of amortized cost or fair value adjustment on receivables held for sale	(155)	119
Gain on sale of real estate secured receivables	(754)	(418)
Loss on extinguishment of debt	287	—
Provision for securities litigation liability	—	575
Mark-to-market on debt designated at fair value and related derivatives	(7)	6
Foreign exchange and derivative movements on long-term debt and net change in non-fair value option related derivative assets and liabilities	51	26
Net change in other assets	460	(264)
Net change in other liabilities	(271)	(1,918)
Other, net	(6)	11
Cash used in operating activities – continuing operations	(94)	(1,848)
Cash used in operating activities – discontinued operations	(23)	(27)
Cash used in operating activities	(117)	(1,875)
Cash flows from investing activities
Net change in securities purchased under agreements to resell	(1,648)	1,900
Net change in interest bearing deposits with banks	1,500	—
Receivables:
Net collections	248	1,322
Proceeds from sales of receivables	6,059	5,382
Proceeds from sales of real estate owned	39	99
Sales of properties and equipment, net	—	2
Cash provided by investing activities – continuing operations	6,198	8,705
Cash provided by investing activities – discontinued operations	—	—
Cash provided by investing activities	6,198	8,705

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Nine Months Ended September 30,	2017	2016
	(in millions)
Cash flows from financing activities
Debt:
Net change in due to affiliates	(3,234)	(1,102)
Long-term debt retired	(2,584)	(5,074)
Debt extinguishment fees	(303)	—
Redemption of preferred stock	—	(575)
Dividends	(64)	(84)
Cash used in financing activities – continuing operations	(6,185)	(6,835)
Cash used in financing activities – discontinued operations	—	—
Cash used in financing activities	(6,185)	(6,835)
Net change in cash	(104)	(5)
Cash at beginning of period(1)	135	136
Cash at end of period(2)	$31	$131
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$15	$55
Transfer of receivables to held for sale	—	7,574

(1)	Cash at beginning of period includes $7 million and $12 million for discontinued operations at January 1, 2017 and 2016, respectively.

(2)	Cash at end of period includes $5 million and $11 million for discontinued operations at September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	8	Pension and Other Postretirement Benefits	20
2	Receivables Held for Sale	10	9	Related Party Transactions	21
3	Troubled Debt Restructures and Nonperforming Receivables	13	10	Variable Interest Entities	23
4	Credit Loss Reserves	14	11	Fair Value Measurements	24
5	Fair Value Option	15	12	Litigation and Regulatory Matters	29
6	Derivative Financial Instruments	16	13	New Accounting Pronouncements	30
7	Accumulated Other Comprehensive Income (Loss)	19

1.	Organization and Basis of Presentation

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. At September 30, 2017, our consolidated balance sheet was impacted by a reclassification associated with an out of period adjustment that was recorded in the first quarter of 2017 which increased our current tax asset and reduced our deferred tax asset balance by $36 million. There was no impact to our consolidated statement of income (loss). During the three and nine months ended September 30, 2017, our results were impacted by an out of period adjustment to our estimated liability associated with certain employee medical benefits provided to employees on long-term disability which increased salaries and employee benefits expense by approximately $22 million.
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

As discussed in prior filings, we established a receivable sales program in 2013 and have been engaged in an on-going evaluation of our operations as we seek to optimize our risk profile and cost structure as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, in September 2016, we transferred all remaining real estate secured receivables classified as held for investment to held for sale. As a result, at September 30, 2017 and December 31, 2016, our entire receivable portfolio is classified as held for sale. Receivables held for sale, which are carried at the lower of amortized cost or fair value, are comprised of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Real estate secured receivables held for sale:
First lien	$235	$4,699
Second lien	21	975
Total real estate secured receivables held for sale(1)	$256	$5,674

(1)
At September 30, 2017 and December 31, 2016, contractually delinquent real estate secured receivables held for sale includes $14 million and $235 million, respectively, that are in the process of foreclosure.

At September 30, 2017 and December 31, 2016, receivables held for sale includes $195 million and $750 million, respectively, of closed-end real estate secured receivables which are part of a collateralized funding transaction. These receivables will be sold when they are contractually released as collateral under the public trust and become available for sale. See Note 10, "Variable Interest Entities," for further discussion of our collateralized funding transactions.
We continue to make progress in our strategy to run-off and sell our real estate secured receivable portfolio. The following table summarizes receivables sold to third party investors during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Unpaid principal balance at the time of sale	$1,244	$930	$6,228	$5,652

Aggregate cash consideration received	$1,196	$715	$6,059	$5,382
Aggregate carrying value at the time of sale	1,048	714	5,267	4,933
Transaction costs	9	6	38	31
Gain (loss) on sale of real estate secured receivables	$139	$(5)	$754	$418

HSBC Finance Corporation

The following table summarizes the activity in receivables held for sale during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Real estate secured receivables held for sale at beginning of period	$1,346	$3,796	$5,674	$8,265
Transfer of real estate secured receivables into held for sale at the lower of amortized cost or fair value(1)(2)	—	7,281	—	7,574
Real estate secured receivable sales	(1,048)	(714)	(5,267)	(4,933)
Lower of amortized cost or fair value adjustment on real estate secured receivables held for sale subsequent to initial transfer to held for sale	(16)	(3)	155	(108)
Carrying value of real estate secured receivables held for sale transferred to real estate owned ("REO")	(2)	(11)	(19)	(45)
Carrying value of real estate secured receivables held for sale settled through short sale	(2)	(8)	(17)	(26)
Change in real estate secured receivable balance, including collections	(22)	(193)	(270)	(579)
Real estate secured receivables held for sale at end of period(3)	$256	$10,148	$256	$10,148

(1)
During the three and nine months ended September 30, 2016, the initial lower of amortized cost or fair value adjustment recorded on receivables transferred into held for sale totaled $562 million and $587 million, respectively.

(2)	Amount includes any accrued interest associated with the receivable.

(3)	Real estate secured receivables held for sale in the table above are presented net of the valuation allowance.
During the three and nine months ended September 30, 2016, we transferred real estate secured receivables to held for sale with an unpaid principal balance (excluding accrued interest) of approximately $8,219 million and $8,577 million, respectively, at the time of transfer. The carrying value of these receivables prior to transfer after considering the fair value of the property less cost to sell was approximately $8,087 million and $8,429 million, respectively, including accrued interest. Credit loss reserves associated with these receivables totaled $244 million and $268 million, respectively, at the time of transfer to held for sale. During the three and nine months ended September 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment of $562 million and $587 million, respectively. Of this amount, $557 million and $576 million, respectively, were attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income (loss) and $5 million and $11 million, respectively, were attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss).
The following table provides a rollforward of our valuation allowance for the three and nine months ended September 30, 2017 and 2016. See Note 11, "Fair Value Measurements," for a discussion of the factors impacting the fair value of these receivables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Balance at beginning of period	$3	$150	$174	$13
Initial valuation allowance for real estate secured receivables transferred to held for sale during the period	—	5	—	11
Increase (decrease) in valuation allowance resulting from changes in fair value	10	15	(153)	145
Change in valuation allowance for receivables sold	(5)	(81)	(5)	(81)
Change in valuation allowance for collections, charged-off, transferred to REO or short sale	(1)	(1)	(9)	—
Balance at end of period	$7	$88	$7	$88

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment during the three and nine months ended September 30, 2017 and 2016:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
(Income)/Expense	Fair Value	Settlement(1)	Total
	(in millions)
Three Months Ended September 30, 2017:
Lower of amortized cost or fair value adjustment recorded through other revenues(2)	$10	$6	$16
Total lower of amortized cost or fair value adjustment	$10	$6	$16
Three Months Ended September 30, 2016:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(3)	$557	$—	$557
Other revenues:
Initial lower of amortized cost or fair value adjustment(4)	5	—	5
Subsequent to initial transfer to held for sale	15	(12)	3
Lower of amortized cost or fair value adjustment recorded through other revenues	20	(12)	8
Total lower of amortized cost or fair value adjustment	$577	$(12)	$565
Nine Months Ended September 30, 2017:
Lower of amortized cost or fair value adjustment recorded through other revenues(2)	$(153)	$(2)	$(155)
Total lower of amortized cost or fair value adjustment	$(153)	$(2)	$(155)
Nine Months Ended September 30, 2016:
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(3)	$576	$—	$576
Other revenues:
Initial lower of amortized cost or fair value adjustment(4)	11	—	11
Subsequent to initial transfer to held for sale	145	(37)	108
Lower of amortized cost or fair value adjustment recorded through other revenues	156	(37)	119
Total lower of amortized cost or fair value adjustment	$732	$(37)	$695

(1)
Reflects receivable settlements due to either receivable charge-off or payoff (including short sales) or transfer of receivables to REO and reflects either a reversal of the non-credit fair value adjustment previously recorded on these receivables or an additional lower of amortized cost or fair value adjustment required at the time of settlement.

(2)
As all of our receivables are classified as held for sale at September 30, 2017 and December 31, 2016, for the three and nine months ended September 30, 2017 and for all future periods, any lower of amortized cost or fair value adjustments will relate to either changes in fair value subsequent to classification as held for sale or settlements of receivables as discussed above.

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

During the three months ended September 30, 2017, we recorded an additional lower of amortized cost or fair value adjustment of $10 million related to a change in fair value resulting from a change in the estimated pricing on a specific pool of receivables. During the nine months ended September 30, 2017, we reversed $153 million of the lower of amortized cost or fair value adjustment recorded in prior periods related to changes in fair value. This reversal reflects fair value changes resulting from aggregating all receivables held for sale into pools based on the marketing strategy for the remainder of 2017 as well as improvements in the fair value of these receivables during the first nine months of 2017. The fair value of receivables held for sale is determined based on an aggregation of receivables into pools either by similar risk characteristics or by receivable pools being marketed.
During the three and nine months ended September 30, 2016, we recorded an additional lower of amortized cost or fair value adjustment of $15 million and $145 million, respectively, related to changes in fair value as a result of a change in the estimated pricing on specific pools of receivables.

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
As previously discussed, as of September 30, 2017 we have sold substantially all of our receivables held for sale and expect that the remaining receivables will be sold before December 31, 2017. As a result, beginning October 1, 2017 we ceased offering modifications and modifications re-ages. We will continue to offer collection re-ages to borrowers until the associated receivable is sold.
The following table presents information about our TDR Loans at September 30, 2017 and December 31, 2016. As all of our TDR Loans are classified as held for sale as of September 30, 2017 and December 31, 2016 and carried at the lower of amortized cost or fair value, there are no credit loss reserves associated with TDR Loans.

	September 30, 2017	December 31, 2016
	(in millions)
Carrying value	$136	$1,691
Unpaid principal balance(1)	168	2,323

(1)
At September 30, 2017 and December 31, 2016, the unpaid principal balance reflected above includes $6 million and $271 million, respectively, which have received a reduction in the unpaid principal balance as part of an account management action.

The following table provides additional information about the average balance and interest income recognized on TDR Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Average balance of TDR Loans	$470	$3,909	$990	$5,695
Interest income recognized on TDR Loans	2	80	35	330
Nonperforming Receivables The following table summarizes the status of receivables held for sale.

	Accruing Receivables	Nonaccrual Receivables(1)	Total
	(in millions)
At September 30, 2017	$232	$24	$256
At December 31, 2016	5,293	381	5,674

(1)
Nonaccrual receivables are all receivables which are 90 or more days contractually delinquent as well as second lien receivables (regardless of delinquency status) where the first lien receivable that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged such that the contractual delinquency status has been reset to current. If a re-aged receivable subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivables do

HSBC Finance Corporation

not include receivables totaling $35 million and $252 million at September 30, 2017 and December 31, 2016, respectively, which are less than 90 days contractually delinquent and not accruing interest.
The following table provides additional information on nonaccrual receivables:

Nine Months Ended September 30,	2017	2016
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$15	$59
Interest income that was recorded on nonaccrual receivables during the period	2	18

4.	Credit Loss Reserves

As discussed in prior filings, during the third quarter of 2016, we transferred all of the remaining receivables held for investment to held for sale which are carried at the lower of amortized cost or fair value. As a result, we did not have any credit loss reserves as of September 30, 2017 or 2016 or during the three and nine months ended September 30, 2017. The table below summarizes the changes in credit loss reserves for real estate secured receivables held for investment during the three and nine months ended September 30, 2016.

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

(1)
The provision for credit losses and charge-offs for real estate secured receivables during the three and nine months ended September 30, 2016 included $557 million and $576 million, respectively, related to the initial lower of amortized cost or fair value adjustment attributable to credit factors for receivables transferred to held for sale. See Note 2, "Receivables Held for Sale," for additional information.

(2)
For collateral dependent receivables that were transferred to held for sale, existing credit loss reserves at the time of transfer were recognized as a charge-off. We transferred to held for sale certain real estate secured receivables during the three and nine months ended September 30, 2016 and, accordingly, we recognized the existing credit loss reserves on these receivables as additional charge-off totaling $244 million and $268 million, respectively.

HSBC Finance Corporation

5.	Fair Value Option

We have elected the fair value option ("FVO") for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under International Financial Reporting Standards ("IFRSs"). Electing FVO accounting for the same issuances of fixed rate debt under U.S. GAAP and IFRSs allows us to simplify the accounting model applied to these fixed rate debt issuances. The following table summarizes fixed rate debt issuances accounted for under FVO:

	September 30, 2017	December 31, 2016
	(in millions)
Fixed rate debt accounted for under FVO reported in:
Long-term debt	$253	$1,317
Due to affiliates	—	485
Total fixed rate debt accounted for under FVO	$253	$1,802

Unpaid principal balance of fixed rate debt accounted for under FVO(1)	$236	$1,712

(1)
Balance includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $7 million at September 30, 2017 and decreased the debt balance by $310 million at December 31, 2016.

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (including our own credit spread and interest rate impacts) based on observable market data for the same or similar debt instruments. See Note 11, "Fair Value Measurements," for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.
The following table summarizes the components of the gain (loss) on debt designated at fair value and related derivatives reflected in the consolidated statement of income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$8	$24	$34	$42
Credit risk component(2)	—	(27)	—	(8)
Total mark-to-market on debt designated at fair value	8	(3)	34	34
Mark-to-market on the related derivatives(1)(3)	(1)	(16)	(27)	(40)
Net realized gains on the related derivatives(1)	1	11	17	38
Gain (loss) on debt designated at fair value and related derivatives	$8	$(8)	$24	$32

(1)
The derivatives associated with debt designated at fair value are economic hedges but do not qualify for hedge accounting. See Note 6, "Derivative Financial Instruments," for additional discussion of these non-qualifying hedges.

(2)
As discussed below and more fully in Note 13, "New Accounting Pronouncements," beginning January 1, 2017, the fair value movement on fair value option debt attributable to our own credit spread is recorded in common equity as a component of other comprehensive income (loss). For the three and nine months ended September 30, 2017, the fair value movement on fair value option debt attributable to our own credit spread was a loss of $5 million and loss of $13 million, respectively.

(3)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a loss of $4 million and a loss of $22 million for the three months ended September 30, 2017 and 2016, respectively, and a loss of $76 million and a loss of $68 million for the nine months ended September 30, 2017 and 2016, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a gain of $4 million and a gain of $22 million for the three months ended September 30, 2017 and 2016, respectively, and a gain of $76 million and a gain of $68 million for the nine months ended September 30, 2017 and 2016, respectively.

Prior to January 1, 2017, changes in the fair value of fair value option debt and the value of the related derivatives, including changes in fair value related to interest rates, our own credit spread and other risks as well as any realized gains or losses on those derivatives, were reported in gain (loss) on debt designated at fair value and related derivatives in the consolidated statement of

HSBC Finance Corporation

income (loss). As discussed more fully in Note 13, "New Accounting Pronouncements," beginning January 1, 2017, the fair value movement on fair value debt attributable to our own credit spread is recorded in common equity as a component of other comprehensive income.
Differences arise between the movement in the fair value of the debt and the fair value of the related derivative due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of our interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our long-term debt and due to affiliates balances in total by $17 million and $90 million at September 30, 2017 and December 31, 2016, respectively.

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
At September 30, 2017 and December 31, 2016, we had derivative contracts for our continuing operations with a notional amount of $419 million and $1.8 billion, respectively, which are outstanding with HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. Derivative agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. When the fair value of our agreements with the affiliate counterparty requires the posting of collateral, it is provided

HSBC Finance Corporation

in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with the affiliate counterparty required us to provide collateral to the affiliate of $35 million at September 30, 2017 and $317 million at December 31, 2016, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as derivative financial assets or derivative related liabilities which are included as a component of other assets and other liabilities, respectively.
The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of our exposure. The table below also presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated balance sheet.

	September 30, 2017		December 31, 2016
	Derivative Financial Assets	Derivative Financial Liabilities	Derivative Financial Assets	Derivative Financial Liabilities
	(in millions)
Derivatives(1)
Derivatives accounted for as cash flow hedges associated with debt:
Currency swaps	$—	$(41)	$—	$(58)
Cash flow hedges	—	(41)	—	(58)

Non-qualifying hedge activities:
Derivatives associated with debt carried at fair value:
Cross currency interest rate swaps	17	(13)	15	(286)
Derivatives associated with debt carried at fair value	17	(13)	15	(286)
Total derivatives	17	(54)	15	(344)
Less: Gross amounts offset in the balance sheet(2)	(17)	53	(15)	332
Net amounts of derivative financial assets and liabilities presented in the balance sheet(3)	$—	$(1)	$—	$(12)

(1)	All of our derivatives are bilateral over-the-counter derivatives.

(2)
Represents the netting of derivative receivable and payable balances for the same counterparty under an enforceable netting agreement. Gross amounts offset in the balance sheet includes cash collateral paid of $35 million at September 30, 2017 and $317 million at December 31, 2016. At September 30, 2017 and December 31, 2016, we did not have any financial instrument collateral received/posted.

(3)	At September 30, 2017 and December 31, 2016, we had not received any cash not subject to an enforceable master netting agreement.
Fair Value Hedges  At September 30, 2017 and December 31, 2016, we do not have any active fair value hedges. We recorded fair value adjustments to the carrying value of our debt for terminated fair value hedges which decreased the debt balance by $14 million at September 30, 2017 and $15 million at December 31, 2016.
Cash Flow Hedges Cash flow hedges include currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt and have historically also included interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) and totaled losses of less than $1 million at both September 30, 2017 and December 31, 2016. We expect less than $1 million of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant impact to our earnings.

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative(Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2017	2016		2017	2016		2017	2016
	(in millions)			(in millions)			(in millions)
Three Months Ended September 30,
Interest rate swaps	$—	$—	Interest expense	$—	$—	Derivative related income (expense)	$—	$—
Currency swaps	—	—	Interest expense	—	—	Derivative related income (expense)	1	3
Total	$—	$—		$—	$—		$1	$3

Nine Months Ended September 30,
Interest rate swaps	$—	$18	Interest expense	$—	$—	Derivative related income (expense)	$—	$—
Currency swaps	—	(1)	Interest expense	—	(7)	Derivative related income (expense)	4	8
Total	$—	$17		$—	$(7)		$4	$8
Non-Qualifying Hedging Activities  As discussed in prior filings, during 2016 we terminated all of the interest rate swaps in our portfolio of non-qualifying hedges which we had previously used to minimize our exposure to changes in interest rates. Accordingly, there was no derivative related income (expense) for the three or nine months ended September 30, 2017 or for the three months ended September 30, 2016. Derivative related expense for interest rate contracts for the nine months ended September 30, 2016 was a loss of $117 million.
We have elected the fair value option for certain issuances of our fixed rate debt and have entered into currency swaps and historically interest rate swaps related to debt carried at fair value. The currency swaps and historically the interest rate swaps associated with this debt are non-qualifying hedges but are considered economic hedges and realized gains and losses are reported as gain (loss) on debt designated at fair value and related derivatives within other revenues. The derivatives related to fair value option debt are included in the notional amount of derivative contracts table below.
The following table provides the gain or loss recorded on the derivatives related to fair value option debt. See Note 5, "Fair Value Option," for further discussion.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(in millions)
Cross currency interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$—	$(5)	$(10)	$(2)
Total		$—	$(5)	$(10)	$(2)
Notional Amount of Derivative Contracts The following table provides the notional amounts of derivative contracts.

	September 30, 2017	December 31, 2016
	(in millions)
Derivatives designated as hedging instruments:
Currency swaps	$203	$203
Non-qualifying hedges:
Derivatives associated with debt carried at fair value:
Cross currency interest rate swaps	216	1,562
Total	$419	$1,765

HSBC Finance Corporation

7.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income (loss) balances.

	2017	2016
	(in millions)
Three Months Ended September 30,
Unrealized gains (losses) on fair value option debt attributable to our own credit spread:
Balance at beginning of period	$(24)	$—
Other comprehensive loss for period:
Net loss arising during period, net of tax of $(2) million and $- million, respectively	(3)	—
Reclassification adjustment for losses realized in net income, net of tax of $16 million and $- million, respectively(1)	26	—
Total other comprehensive loss for period	23	—
Balance at end of period	$(1)	$—
Pension and postretirement benefit plan liability:
Balance at beginning and end of period	14	26
Total accumulated other comprehensive income (loss) at end of period	$13	$26

Nine Months Ended September 30,
Unrealized gains (losses) on fair value option debt attributable to our own credit spread:
Balance at beginning of period, as previously reported	$—	$—
Cumulative effect adjustment to initially apply new accounting guidance for fair value option debt attributable to our own credit spread, net of tax of $(11) million and $- million, respectively(2)	(19)	—
Balance at beginning of period, adjusted	(19)	—
Other comprehensive loss for period:
Net loss arising during period, net of tax of $(5) million and $- million, respectively	(8)	—
Reclassification adjustment for losses realized in net income, net of tax of $16 million and $- million, respectively(1)	26	—
Total other comprehensive loss for period	18	—
Balance at end of period	(1)	—
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	—	(15)
Other comprehensive income for period:
Net gains arising during period, net of tax of $- million and $6 million, respectively	—	11
Reclassification adjustment for losses realized in net income, net of tax of $- million and $3 million, respectively(3)	—	4
Total other comprehensive income for period	—	15
Balance at end of period	—	—
Pension and postretirement benefit plan liability:
Balance at beginning of period	24	29
Other comprehensive income for period:
Reclassification adjustment for gains realized in net income, net of tax of $(6) million and $(1) million, respectively(4)	(10)	(3)
Total other comprehensive income for period	(10)	(3)
Balance at end of period	14	26
Total accumulated other comprehensive income (loss) at end of period	$13	$26

HSBC Finance Corporation

(1)	For the three and nine months ended September 30, 2017, the amounts reclassified are included as a component of loss on extinguishment of debt in our consolidated statement of income (loss).

(2)	For information on the adoption of new accounting guidance related to fair value option debt attributable to our own credit spread, see Note 13, "New Accounting Pronouncements."

(3)	The amounts reclassified relate to currency swaps and are included as a component of interest expense in our consolidated statement of income (loss).

(4)	The amounts reclassified are included as a component of salaries and employee benefits in our consolidated statement of income (loss).

8.	Pension and Other Postretirement Benefits

Defined Benefit Pension Plan The table below reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss). We have not been allocated any portion of the Plan's net pension liability.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Interest cost on projected benefit obligation	$12	$12	$36	$36
Expected return on plan assets	(15)	(15)	(43)	(43)
Amortization of net actuarial loss	5	9	16	21
Administrative costs	—	1	2	3
Pension expense	$2	$7	$11	$17
In August 2017, the HSBC North America Board of Directors approved a limited-time option to former vested Plan employees who have not yet commenced payment of their annuity benefit to elect a) an immediate lump sum payment; b) an immediate annuity (reduced for early payment under the terms of the Plan); or c) to retain their existing benefit in an annuity to be paid under the original terms of the Plan. The election period for the program commenced in October. The program will result in a charge to pension expense at the time of payment which is expected to occur in the fourth quarter of 2017. The charge to pension expense will be based on the actual number of employees who elect to participate in an early distribution and, therefore, cannot be precisely determined until the election period ends.
Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.
The components of our net postretirement benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Interest cost	$1	$1	$3	$3
Amortization of reduction in liability resulting from plan amendment	(1)	(2)	(4)	(5)
Gain from curtailment	—	—	(13)	—
Amortization of net actuarial gain	(1)	—	(1)	—
Net periodic postretirement benefit cost	$(1)	$(1)	$(15)	$(2)
Substantially all of our postretirement benefit plans which provide medical insurance for post-65 retirees were amended in 2015 to provide a monthly payment for the retiree to purchase individual health care coverage in lieu of providing medical insurance on a self-insured basis. This amendment resulted in a reduction to our postretirement benefit obligation in 2015 of $46 million which is being amortized over the remaining service period of those affected. Due to the continued reduction in our staffing levels in the first nine months of 2017, a curtailment gain of $13 million (representing the acceleration of a portion of the remaining deferred gain) was recognized during the second quarter of 2017.

HSBC Finance Corporation

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

	September 30, 2017	December 31, 2016
	(in millions)
Assets:
Cash	$26	$128
Interest bearing deposits with banks	—	1,500
Securities purchased under agreements to resell(1)	4,040	2,392
Other assets	124	114
Total assets	$4,190	$4,134
Liabilities:
Due to affiliates(2)	$—	$3,300
Other liabilities	14	41
Total liabilities	$14	$3,341

(1)
Securities under an agreement to resell are purchased from HSBC Securities (USA) Inc. and generally have terms of 120 days or less. The collateral underlying the securities purchased under agreements to resell, however, is with an unaffiliated third party. Interest income recognized on these securities is reflected as interest income from HSBC affiliate in the table below.

(2)	Due to affiliates includes amounts owed to HSBC and its subsidiaries as a result of direct debt issuances and excludes preferred stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$15	$1	$35	$4
Interest expense paid to HSBC affiliates(1)	(12)	(45)	(53)	(189)
Net interest income (expense)	$3	$(44)	$(18)	$(185)
Gain (loss) on FVO debt with affiliate	$7	$(13)	$9	$(1)
Servicing and other fees from HSBC affiliates	—	1	1	7
Support services from HSBC affiliates	(15)	(40)	(59)	(120)
Loss on extinguishment of debt held by HSBC affiliates	(85)	—	(113)	—
Stock based compensation income (expense) with HSBC(2)	(1)	(1)	(2)	(1)

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

HSBC Finance Corporation

Funding Arrangements with HSBC Affiliates:
All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans with any future funding requirements to be sourced primarily through HSBC USA Inc. ("HSBC USA") or HSBC North America. Due to affiliates consists of the following:

	September 30, 2017	December 31, 2016
	(in millions)
HSBC USA Inc.	$—	$2,500
HSBC Holdings plc (includes $- million and $485 million at September 30, 2017 and December 31, 2016 carried at fair value, respectively)	—	800
Due to affiliates	$—	$3,300
HSBC USA Inc. - We have a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement with HSBC USA, which expired in October 2017 and was not renewed. In March 2017, we prepaid the entire outstanding balance on this credit agreement of $2.5 billion and incurred a loss on extinguishment of debt held by HSBC affiliates of $28 million.
HSBC Holdings plc - We have a public subordinated debt issue which matures in 2021. At December 31, 2016, HSBC held $800 million of this public subordinated debt issue. In September 2017, we repurchased all of the notes held by HSBC and recorded a loss on extinguishment of debt held by HSBC affiliates of $85 million.
We have a $1.0 billion, 364-day uncommitted revolving credit facility with HSBC North America, which expires in January 2018. At September 30, 2017 and December 31, 2016, there are no outstanding balances under this credit facility.
As previously discussed, we maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to third party debt liabilities. HSBC Bank USA is our counterparty in these derivative transactions. The notional amount of the derivative contracts outstanding with HSBC Bank USA totaled $419 million and $1.8 billion at September 30, 2017 and December 31, 2016, respectively. The fair value of our agreements with HSBC Bank USA required us to provide collateral to HSBC Bank USA of $35 million at September 30, 2017 and $317 million at December 31, 2016, all of which was provided in cash. See Note 6, "Derivative Financial Instruments," for additional information about our derivative portfolio.
In addition to the lending arrangements discussed above, our parent company holds 1,000 shares of Series C Preferred Stock. Dividends paid on the Series C Preferred Stock totaled $21 million and $64 million during the three and nine months ended September 30, 2017, respectively, compared with $21 million and $64 million during the three and nine months ended September 30, 2016, respectively.
At December 31, 2016, we had a deposit totaling $1,500 million with HSBC Bank USA at current market rates. We did not have any deposits with HSBC Bank USA at September 30, 2017. Interest income earned on deposits with HSBC Bank USA was included in interest income from HSBC affiliates in the table above and was insignificant during three and nine months ended September 30, 2017 and 2016.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
HSBC Securities (USA) Inc. ("HSI") provides transaction assistance for our receivable sales program, including receivable valuation and other transaction related activities. We pay HSI a fee for these services for each sales transaction based on the unpaid principal balance of the receivables sold. Fees paid to HSI for these services totaled $2 million and $7 million during the three and nine months ended September 30, 2017, respectively, compared with $1 million and $5 million during year ago periods. The fees paid to HSI for these services are reported as a component of gain (loss) on sale of real estate secured receivables.

During the third quarter of 2017, HSI also provided transaction assistance, including deal structure and execution, in the purchase of $1.1 billion of our senior subordinated debt held by non-affiliates. We paid HSI a fee of $3 million for providing these services which is recorded as a component of loss on extinguishment of debt held by non-affiliates.

HSBC Finance Corporation

•
Servicing activities for real estate secured receivables across North America are performed both by us and HSBC Bank USA. As a result, we receive servicing fees from HSBC Bank USA for services performed on their behalf and pay servicing fees to HSBC Bank USA for services performed on our behalf. The fees we receive from HSBC Bank USA are reported in Servicing and other fees from HSBC affiliates. This includes fees received for servicing real estate secured receivables (with a carrying amount of $1 million and $559 million at September 30, 2017 and December 31, 2016, respectively) that we sold to HSBC Bank USA in 2003 and 2004. Fees we pay to HSBC Bank USA are reported in support services from HSBC affiliates.

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
At September 30, 2017 and December 31, 2016, the notional amount of this derivative contract totaled $68 million and $50 million, respectively. The fair value of this derivative is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the credit card litigation. The fair value of the derivative related liability with HSBC USA Inc. was $6 million and $5 million at September 30, 2017 and December 31, 2016, respectively. Derivative related expense totaled $1 million and $2 million during the three and nine months ended September 30, 2017, respectively, and was recorded as a component of income (loss) from discontinued operations. See Note 3, "Discontinued Operations," in our 2016 Form 10-K for additional information about the sale of the Visa Class B Shares and this derivative instrument.

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

HSBC Finance Corporation

The assets and liabilities of the consolidated secured financing VIEs consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Receivables held for sale	$195	$—	$750	$—
Other liabilities	—	(3)	—	(11)
Long-term debt	—	76	—	404
Total	$195	$73	$750	$393
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

HSBC Finance Corporation

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
Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying value and estimated fair value of our financial instruments at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$26	$26	$26	$—	$—
Securities purchased under agreements to resell	4,040	4,040	—	4,040	—
Real estate secured receivables held for sale	256	275	—	—	275
Due from affiliates	124	124	—	124	—
Financial liabilities:
Long-term debt carried at fair value	253	253	—	253	—
Long-term debt not carried at fair value	1,583	1,784	—	1,784	—
Derivative financial liabilities	1	1	—	1	—

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$128	$128	$128	$—	$—
Interest bearing deposits with banks	1,500	1,500	1,500	—	—
Securities purchased under agreements to resell	2,392	2,392	—	2,392	—
Real estate secured receivables held for sale	5,674	6,129	—	—	6,129
Due from affiliates	114	114	—	114	—
Financial liabilities:
Due to affiliates carried at fair value	485	485	—	485	—
Due to affiliates not carried at fair value	2,815	2,875	—	2,875	—
Long-term debt carried at fair value	1,317	1,317	—	1,317	—
Long-term debt not carried at fair value	3,023	3,359	—	3,359	—
Derivative financial liabilities	12	12	—	12	—

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
September 30, 2017:
Derivative financial assets:
Currency swaps	$—	$17	$—	$—	$17
Derivative netting	—	—	—	(17)	(17)
Total derivative financial assets	—	17	—	(17)	—
Total assets	$—	$17	$—	$(17)	$—
Due to affiliates carried at fair value	$—	$—	$—	$—	$—
Long-term debt carried at fair value	—	(253)	—	—	(253)
Derivative related liabilities:
Currency swaps	—	(54)	—	—	(54)
Derivative netting	—	—	—	53	53
Total derivative related liabilities	—	(54)	—	53	(1)
Total liabilities	$—	$(307)	$—	$53	$(254)
December 31, 2016:
Derivative financial assets:
Currency swaps	$—	$15	$—	$—	$15
Derivative netting	—	—	—	(15)	(15)
Total derivative financial assets	—	15	—	(15)	—
Total assets	$—	$15	$—	$(15)	$—
Due to affiliates carried at fair value	$—	$(485)	$—	$—	$(485)
Long-term debt carried at fair value	—	(1,317)	—	—	(1,317)
Derivative related liabilities:
Currency swaps	—	(344)	—	—	(344)
Derivative netting	—	—	—	332	332
Total derivative related liabilities	—	(344)	—	332	(12)
Total liabilities	$—	$(2,146)	$—	$332	$(1,814)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a recurring basis during the three and nine months ended September 30, 2017 and 2016.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2017 and 2016. Transfers between leveling categories are assessed, determined and recognized at the end of each reporting period.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis at September 30, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. Certain of the fair values in the table below were not obtained as of September 30, 2017 or 2016 but during the periods then ended. See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2016 Form 10-K as well as the summary of our valuation techniques below for discussion of our policy in measuring fair value.

	Non-Recurring Fair Value Measurements September 30, 2017				Total Gains (Losses) for the Three Months Ended September 30, 2017	Total Gains (Losses) for the Nine Months Ended September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale	$—	$—	$256	$256	$(16)	$155
Real estate owned(1)	—	10	—	10	(2)	(6)
Total assets at fair value on a non-recurring basis	$—	$10	$256	$266	$(18)	$149

	Non-Recurring Fair Value Measurements September 30, 2016				Total Gains (Losses) for the Three Months Ended September 30, 2016	Total Gains (Losses) for the Nine Months Ended September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale	$—	$757	$9,391	$10,148	$(565)	$(695)
Receivables held for investment carried at the lower of amortized cost or fair value of the collateral less cost to sell(2)	—	—	—	—	(19)	(50)
Real estate owned(1)	—	55	—	55	(4)	(14)
Total assets at fair value on a non-recurring basis	$—	$812	$9,391	$10,203	$(588)	$(759)

(1)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(2)	Total gains (losses) for the three and nine months ended September 30, 2016 include amounts recorded on receivables that were subsequently transferred to held for sale.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 for assets and liabilities recorded at fair value on a non-recurring basis during the three and nine months ended September 30, 2017 and 2016.
Significant Transfers Between Level 2 and Level 3 We transferred real estate secured receivables held for sale from Level 3 to Level 2 prior to the sale of these receivables totaling $1,048 million and $5,267 million during the three and nine months ended September 30, 2017, respectively, compared with $757 million and $5,683 million during the three and nine months ended September 30, 2016, respectively. Receivables held for sale are reclassified from Level 3 to Level 2 upon acceptance of a final offer from a third party to purchase a distinct pool of receivables for a specified purchase price on a specific date.

HSBC Finance Corporation

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy at September 30, 2017 and December 31, 2016:

	Fair Value				Range of Inputs
Financial Instrument Type	Sept. 30, 2017	Dec. 31, 2016	Valuation Technique	Significant Unobservable Inputs	September 30, 2017			December 31, 2016
	(in millions)
Receivables held for sale	$256	$5,674	Third party appraisal valuation based on	Collateral loss severity rates(1)	0%	-	100%	0%	-	100%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	4%	-	14%	4%	-	14%

(1)
At September 30, 2017 and December 31, 2016, the weighted average collateral loss severity rate was 45 percent and 51 percent, respectively, taking into consideration both expected net cash flows as well as current collateral values.

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
Due from affiliates:  Carrying amount approximated fair value because the interest rates on these receivables adjusted with changing market interest rates.
Long-term debt and Due to affiliates:  Fair value is primarily determined by a third party valuation source. The pricing services source fair value from quoted market prices and, if not available, expected cash flows are discounted using the appropriate interest rate for the applicable duration of the instrument adjusted for our own credit spread. Our own credit spreads applied to these instruments are derived from the spreads recognized in the secondary market for similar debt as of the measurement date. Where available, relevant trade data is also considered as part of our validation process.

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
Counterparty credit risk is considered in determining the fair value of a financial asset. The Fair Value Framework specifies that the fair value of a liability should reflect the entity's non-performance risk and accordingly, the effect of our own credit spread has been factored into the determination of the fair value of our financial liabilities, including derivative instruments. In estimating the credit risk adjustment to the derivative assets and liabilities, we take into account the impact of netting and/or collateral arrangements that are designed to mitigate counterparty credit risk.

12. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 20, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 12, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2017 (the "2017 First Quarter Form 10-Q") and our Form 10-Q for the six month period ended June 30, 2017 (the "2017 Second Quarter Form 10-Q"). Only matters with significant updates and new matters since our disclosure in our 2016 Form 10-K, 2017, First Quarter Form 10-Q and 2017 Second Quarter Form 10-Q are reported herein.
In addition to the matters described below and in our 2016 Form 10-K, 2017 First Quarter Form 10-Q and 2017 Second Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation, governmental and regulatory matters, as well as for the legal matters discussed in Note 20, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 12, "Litigation and Regulatory Matters," in our 2017 First Quarter Form 10-Q and 2017 Second Quarter Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which we believe we can make a reliable estimate, we believe a reasonable estimate could be as much as $400 million for HSBC Finance Corporation. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Litigation - Continuing Operations
County of Cook. v. HSBC North America Holdings Inc., et al. Defendants filed a motion to dismiss the amended complaint in August 2017. The motion is fully briefed and the HSBC defendants await a decision.

HSBC Finance Corporation

Mortgage Securitization Activity
Deutsche Bank, as Trustee of MSAC 2007-HE6 v. Decision One and HSBC Finance Corp In September 2017, we received court approval of the settlement reached in this matter in 2016.
As noted previously, discussions are ongoing with the U.S. Department of Justice regarding liability under the Financial Industry Reform, Recovery, and Enforcement Act in connection with certain residential mortgage-backed securities securitizations from 2005 to 2007.

13.	New Accounting Pronouncements

The following new accounting pronouncements were adopted effective January 1, 2017:

•
Financial Instruments - Classification and Measurement of Financial Liabilities Measured Under the Fair Value Option In January 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") which, for financial liabilities measured under the fair value option, requires recognizing the change in fair value attributable to our own credit spread in other comprehensive income (loss). We elected to early adopt this guidance, which required a cumulative effect adjustment to the consolidated balance sheet, resulting in a reclassification from retained earnings to accumulated other comprehensive income (loss) of an after tax loss of $19 million as of January 1, 2017. The adoption of this guidance did not require financial statements for periods prior to 2017 to be restated.

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

The following are accounting pronouncements which will be adopted in future periods:

•
Financial Instruments - Classification and Measurement (Excluding Financial Liabilities Measured Under the Fair Value Option) In January 2016, the FASB issued an ASU which changes aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost adjusted for changes in observable prices minus impairment. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The ASU is effective for all annual and interim periods beginning January 1, 2018 and the guidance should be applied by recording a cumulative effect adjustment to the balance sheet or, as it relates to equity investments without readily determinable fair values, prospectively. The adoption of this guidance will not have a material impact on our financial position or results of operations.

•
Leases In February 2016, the FASB issued an ASU which requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. The ASU does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. During the third quarter of 2017, we completed our review of our existing lease and service contracts which may contain embedded leases and determined that as of the effective date of this ASU, we will not have any unrecorded future rent payments and, therefore, we will also not have any associated right of use assets. Accordingly, we do not expect this ASU will have a material impact on our financial statements.

•
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued an ASU that clarifies how certain cash receipts and cash payments should be classified in the statement of cash flows. Under the ASU, cash proceeds from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented. While the adoption of this guidance will result in a change in the classification of cash proceeds from the settlement of bank-owned life insurance policies in the statement of cash flows,

HSBC Finance Corporation

the balances to which this new guidance will apply are immaterial. Accordingly, the new guidance is not expected to have any impact on our financial position and results of operations.

•
Compensation - Retirement Benefits  In March 2017, the FASB issued an ASU that requires only the service cost component of net periodic pension and postretirement benefit costs to be reported in salaries and employee benefits in the statement of income (loss) while the other components of net periodic pension and postretirement benefit costs are required to be reported separately from the service cost component. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively. The adoption of this guidance will not have an impact on our financial statement presentation.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•	uncertain market and economic conditions and changes in interest rates;

•	changes in laws and regulatory requirements;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyberattacks;

•	the ability to successfully manage our risks;

•	damage to our reputation;

•	the ability to retain key employees;

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	a failure in our internal controls;

•	our ability to meet our funding requirements;

•	adverse changes to our or our affiliates' credit ratings;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	our ability to complete the wind down of our real estate secured receivable portfolio in a timely manner;

•	adverse changes in factors which impact the fair value of receivables held for sale, such as home prices, default rates, estimated costs to obtain properties and investors' required returns;

•
additional costs and expenses due to representations and warranties made in connection with receivable sale transactions that may require us to repurchase the loans and/or indemnify private investors for losses due to breaches of these representations and warranties;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	the possibility of incorrect interpretations, application of or changes in tax laws to which we are subject;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan; and

HSBC Finance Corporation

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").
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
Economic Environment Despite the continued improvement of the U.S. economy, economic uncertainty remains and recent geopolitical events and the implications of those events further add to this uncertainty. The sustainability of the U.S. economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions, which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal and monetary policy, geopolitical concerns and the regulatory and government scrutiny of financial institutions will continue to impact our results in 2017 and beyond.
2017 Events As discussed in prior filings, our entire receivable portfolio is classified as held for sale and we continue to execute our receivable sales program. During the three and nine months ended September 30, 2017, we sold real estate secured receivables with an unpaid principal balance of $1,244 million (aggregate carrying value of $1,048 million) and $6,228 million (aggregate carrying value of $5,267 million), respectively, at the time of sale to third party investors. Aggregate cash consideration received totaled $1,196 million and $6,059 million during the three and nine months ended September 30, 2017, respectively. We realized a gain of $139 million and gain of $754 million, net of transaction costs, during the three and nine months ended September 30, 2017, respectively.
At September 30, 2017, the aggregate carrying value of real estate secured receivables held for sale totaled $256 million. While we currently expect that these remaining receivables will be sold before December 31, 2017, the ultimate timing and impact to earnings depends on many factors, including future market conditions. We also continue to evaluate various options corresponding to our remaining other assets and liabilities. The ultimate resolution and timing is dependent on several factors and, therefore, remains uncertain.
In order to effectively utilize the cash generated from our receivable sales program and reduce excess funding as our receivable balances decline, in September 2017, we purchased $1.1 billion of our senior subordinated debt held by non-affiliates and recorded a loss on extinguishment of debt held by non-affiliates of $174 million during the third quarter of 2017. Additionally, in September 2017, we also repurchased all of the senior subordinated debt held by HSBC and recorded a loss on extinguishment of debt held by HSBC affiliates of $85 million during the third quarter of 2017.
In September 2017, we announced a meeting for the holders (the "Bondholders") of our Japanese Yen bonds (the "Bonds"). The meeting, which is scheduled for November 1, 2017, is to seek approval to change the maturity date of the Bonds from February 16, 2021 to an earlier date and to change the current redemption amount to the principal amount of the Bonds plus a premium of 9.156 percent (the "Proposal"). As of September 30, 2017, the Bonds have a carrying value of $141 million. If the Proposal is approved by the Bondholders, we will file a petition for approval with the Japanese court. Assuming that the Proposal is approved by the Bondholders and the Japanese court, we intend to redeem the Bonds shortly thereafter.
In June 2017, we received an interest payment from the Internal Revenue Service ("IRS") of $37 million related to the resolution of an IRS appeals matter involving the netting of under-payments and over-payments for tax years 1995 through 2009. The interest payment was recorded in the second quarter of 2017 as a component of interest income.
In March 2017, we prepaid a credit agreement with an HSBC affiliate of $2.5 billion and incurred a loss on extinguishment of debt held by HSBC affiliates of $28 million.

HSBC Finance Corporation

Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC Finance Corporation for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars are in millions)
Income (loss) from continuing operations	$(134)	$(406)	$301	$(606)
Return on average assets, annualized	(6.0)%	(10.6)%	3.7%	(4.2)%
Return on average common equity, annualized	(12.7)	(37.5)	6.6	(19.4)
Net interest margin, annualized(1)	(1.37)	3.43	.16	3.49
Efficiency ratio(1)(2)	(59.1)	137.8	30.6	145.2

(1)	See "Results of Operations" for a detailed discussion of trends in our net interest margin.

(2)	Ratio of total costs and expenses from continuing operations to net interest income (expense) and other revenues from continuing operations.
We reported a net loss of $131 million and net income of $306 million during the three and nine months ended September 30, 2017, respectively, compared with a net loss of $404 million and $612 million during the three and nine months ended September 30, 2016, respectively.
Loss from continuing operations was $134 million during the three months ended September 30, 2017and income from continuing operations was $301 million during the nine months ended September 30, 2017, respectively, compared with a loss from continuing operations of $406 million and $606 million during the three and nine months ended September 30, 2016, respectively. We reported a loss from continuing operations before income tax of $218 million and income from continuing operations before income tax of $475 million during the three and nine months ended September 30, 2017, respectively, compared with a loss from continuing operations before income tax of $609 million and $928 million during the three and nine months ended September 30, 2016, respectively. The improvement in income from continuing operations before income tax during the three and nine months ended September 30, 2017 was driven by a lower provision for credit losses, lower operating expenses and, for the nine months ended September 30, 2017, higher other revenues, partially offset by a continuing decline in net interest income (expense) as the decrease in interest income due to receivable sales has outpaced the decrease in interest expense. During the three months ended September 30, 2017, the improvement was partially offset by lower other revenues.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$(218)	$(609)	$475	$(928)
Fair value movement on fair value option debt attributable to our own credit spread(1)	—	27	—	8
Impact of non-qualifying hedge portfolio	—	—	—	117
Interest income related to the resolution of an IRS appeal matter	—	—	(37)	—
File review costs associated with the receivable sales program	2	17	18	55
Loss on extinguishment of debt(2)	259	—	287	—
Severance costs	—	21	—	21
Provision for securities litigation liability	—	—	—	575
Adjusted performance from continuing operations before income tax(3)	$43	$(544)	$743	$(152)

(1)
As discussed more fully in Note 13, "New Accounting Pronouncements," in the accompanying consolidated financial statements, beginning January 1, 2017, the fair value movement on fair value option debt attributable to our own credit spread is recorded in common equity as a component of other comprehensive income.

HSBC Finance Corporation

(2)	Includes loss on extinguishment of debt recorded for both non-affiliates and HSBC affiliates.

(3)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the items presented in the table above, adjusted performance from continuing operations before income tax improved by $587 million and $895 million during the three and nine months ended September 30, 2017, respectively, compared with the year-ago periods. The improvement in both periods was significantly impacted by a large provision for credit losses in the year-ago periods as a result of the decision in September 2016 to transfer to held for sale all of the receivables remaining in our held for investment portfolio. In the current year periods, no provision for credit losses was recorded as all receivables are classified as held for sale. The improvement in both periods also reflects higher other revenues and, to a lesser extent, lower operating expenses, partially offset by a continuing decline in net interest income (expense) as discussed above. Higher other revenues was driven by higher gains on receivable sales during the current year periods as well as, for the year-to-date period, reversals of lower of amortized cost or fair value adjustments recorded in prior periods.
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
Receivables Held for Sale The following table summarizes receivables held for sale at September 30, 2017 and decreases since June 30, 2017 and December 31, 2016:

		Decrease from
		June 30, 2017		December 31, 2016
	September 30, 2017	$	%	$	%
	(dollars are in millions)
First lien real estate secured receivable	$235	$(1,067)	(82.0)%	$(4,464)	(95.0)%
Second lien real estate secured receivable	21	(23)	(52.3)	(954)	(97.8)
Total receivables held for sale	$256	$(1,090)	(81.0)%	$(5,418)	(95.5)%
The decrease in receivables held for sale since June 30, 2017 and December 31, 2016 reflects the impact of receivable sales during the three and nine months ended September 30, 2017 with a carrying value of $1,048 million and $5,267 million, respectively. The decrease also reflects the impact of continued liquidation in the portfolio.
See Note 2, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion of receivables held for sale, including a rollforward of the receivables held for sale balance for the three and nine months ended September 30, 2017 and 2016.
Deferred Income Taxes, Net Deferred income taxes, net, totaled $1,863 million at September 30, 2017 compared with $2,897 million at December 31, 2016. Deferred income taxes, net, decreased due to utilization of our deferred net operating loss carryforwards by the consolidated HSBC North America tax group (the "HNAH Tax Group") during the nine months ended September 30, 2017 as well as the impact of the receivable sales during the first nine months of 2017 which resulted in a reclassification between the deferred tax asset and current taxes receivable. The carrying value of our deferred tax asset is determined, in part, by the enacted U.S. corporate income tax rate. A reduction in the enacted corporate income tax rate would result in a decrease in the carrying value of our deferred tax assets and a reduction in our net income in the period enacted.
Other Assets Other assets totaled $983 million at September 30, 2017 compared with $427 million at December 31, 2016 which primarily consists of current taxes receivable totaling $832 million at September 30, 2017 compared with $269 million at December 31, 2016. The increase in current taxes receivable reflects utilization of our deferred net operating loss carryforwards by the HNAH Tax Group during the first nine months of 2017 as well as the reclassification of deferred tax assets to current tax receivable resulting from the receivable sales during the first nine months of 2017. The increase in current taxes receivable was

HSBC Finance Corporation

partially offset by settlements during the first nine months of 2017 in accordance with the tax allocation agreement with the HNAH Tax Group.

Results of Operations

As we continue to make progress in our strategy to sell substantially all of our receivable portfolio in 2017, the decrease in interest income for receivables has outpaced the decrease in interest expense and will continue to do so in future periods. Decreases in operating expenses may not necessarily decline in line with the sale of our receivable portfolio as a result of certain fixed costs. Accordingly, net income (loss) for the nine months ended September 30, 2017 or any prior periods should not be considered indicative of the results for any future periods.
Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income (loss).
Net Interest Income (Expense)  The following table summarizes net interest income (expense) and net interest margin for the three and nine months ended September 30, 2017 and 2016.

	2017	%(1)	2016	%(1)
	(dollars are in millions)
Three Months Ended September 30,
Interest income	$33	1.89%	$217	6.82%
Interest expense	57	3.26	108	3.39
Net interest income (expense)	$(24)	(1.37)%	$109	3.43%

Nine Months Ended September 30,
Interest income	$226	3.61%	$845	6.84%
Interest expense	216	3.45	414	3.35
Net interest income	$10.16%		$431	3.49%

(1)	% Columns: comparison to average interest-earning assets.
The following table summarizes the significant trends affecting the comparability of net interest income (expense) and net interest margin:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	(dollars are in millions)
Net interest income (expense)/net interest margin from prior year period	$109	3.43%	$431	3.49%
Impact to net interest income (expense) resulting from:
Lower asset levels	(98)		(414)
Receivable yields	(1)		3
Asset mix	(99)		(274)
Interest income related to the resolution of an IRS appeals matter	—		37
Investment income (rate and volume)	14		31
Cost of funds (rate and volume)	52		199
Other	(1)		(3)
Net interest income (expense)/net interest margin for current year period	$(24)	(1.37)%	$10.16%
Lower asset levels were driven by receivable sales and continued liquidation of the receivable portfolio.
Receivable yields were essentially flat during the three and nine months ended September 30, 2017.
Asset mix reflects the impact of lower overall yields on total average interest earning assets driven by a significant shift in mix of total average interest earning assets to a higher percentage of short-term investments as a result of receivable sales. Short-term investments have significantly lower yields than our receivable portfolio. Upon the completion of our receivable sales program, short-term investments will be the primary driver of interest income.

HSBC Finance Corporation

Interest income related to the resolution of an IRS appeals matter In June 2017, we received an interest payment from the IRS of $37 million related to the resolution of an IRS appeals matter involving the netting of under-payments and over-payments for tax years 1995 through 2009.
Investment income increased as a result of higher average investment balances as a result of the proceeds received from receivable sales and higher yields on investments.
Cost of funds (rate and volume) The lower cost of funds in both current periods reflects lower average borrowings, partially offset by the impact of higher average rates due to the maturing of certain lower rate long-term borrowings and rate increases on certain variable rate debt since September 2016.
Net interest margin was (1.37) percent and .16 percent for the three and nine months ended September 30, 2017, respectively, compared with 3.43 percent and 3.49 percent for the three and nine months ended September 30, 2016, respectively. Excluding the impact of the interest payment received from the IRS in June 2017 as discussed above, net interest margin would have been negative during both the three and nine months ended September 30, 2017. The negative net interest margin reflects the impact of lower overall yields on total average interest earning assets driven by a significant shift in mix of total average interest earning assets to a higher percentage of short-term investments and the impact of higher average rates on borrowings during the three and nine months ended September 30, 2017 as discussed above.
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
Provision for Credit Losses  As previously discussed, at September 30, 2017 and December 31, 2016 all of our receivables are classified as held for sale and no longer have any associated credit loss reserves. Accordingly, no provision for credit losses was recorded during the three or nine months ended September 30, 2017.
During the three and nine months ended September 30, 2016, the provision for credit losses totaled $572 million and $621 million, respectively, primarily reflecting the impact of the decision in September 2016 to transfer to held for sale all of the receivables remaining in our held for investment portfolio as the lower of amortized cost or fair value adjustment related to credit factors for these receivables was recorded as a component of the provision for credit losses.

HSBC Finance Corporation

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
	2017	2016	Amount	%
	(dollars are in millions)
Three Months Ended September 30,
Derivative related income (expense)	$1	$3	$(2)	(66.7)%
Gain (loss) on debt designated at fair value and related derivatives	8	(8)	16	*
Servicing and other fees from HSBC affiliates	—	1	(1)	(100.0)
Lower of amortized cost or fair value adjustment on receivables held for sale	(16)	(8)	(8)	(100.0)
Gain (loss) on sale of real estate secured receivables	139	(5)	144	*
Loss on extinguishment of debt held by:
Non-affiliates	(174)	—	(174)	*
HSBC affiliates	(85)	—	(85)	*
Other income	14	6	8	*
Total other revenues	$(113)	$(11)	$(102)	*

Nine Months Ended September 30,
Derivative related income (expense)	$4	$(109)	$113	*
Gain (loss) on debt designated at fair value and related derivatives	24	32	(8)	(25.0)
Servicing and other fees from HSBC affiliates	1	7	(6)	(85.7)
Lower of amortized cost or fair value adjustment on receivables held for sale	155	(119)	274	*
Gain (loss) on sale of real estate secured receivables	754	418	336	80.4
Loss on extinguishment of debt held by:
Non-affiliates	(174)	—	(174)	*
HSBC affiliates	(113)	—	(113)	*
Other income	23	19	4	21.1
Total other revenues	$674	$248	$426	*

*	Not meaningful
Derivative related income (expense) for the three and nine months ended September 30, 2017 and 2016 reflects ineffectiveness primarily related to our cross currency cash flow hedges which are qualifying hedges and are approaching maturity. As discussed in prior filings, in May 2016 we terminated a portfolio of interest rate swaps which had been used to minimize our exposure to changes in interest rates. Prior to the termination of this portfolio of interest rate swaps, derivative related income (expense) during the nine months ended September 30, 2016 also included realized and unrealized gains and losses on this portfolio of interest rate swaps as they did not qualify as effective hedges under hedge accounting principles. Net income volatility has been reduced as a result of the elimination of our non-qualifying hedge portfolio.

HSBC Finance Corporation

The following table summarizes derivative related income (expense) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net realized losses	$—	$—	$—	$(26)
Mark-to-market on derivatives in our non-qualifying hedge portfolio	—	—	—	(91)
Hedge accounting ineffectiveness	1	3	4	8
Total derivative related income (expense)	$1	$3	$4	$(109)
Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. Beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to our own credit spreads is recorded in other comprehensive income (loss). Excluding the impact of this item, which resulted in a loss of $27 million and $8 million during the three and nine months ended September 30, 2016, respectively, the gain on debt designated at fair value and related derivatives was lower during the three and nine months ended September 30, 2017 as compared with the year-ago periods. See Note 5, "Fair Value Option," in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.
Net income volatility resulting from fair value movements on fair value option debt impacts the comparability of our reported results between periods. The gain on debt designated at fair value and related derivatives for the nine months ended September 30, 2017 should not be considered indicative of the results for any future periods.
Servicing and other fees from HSBC affiliates includes rental revenue from HSBC Technology & Services (USA) Inc. ("HTSU") for certain office and administrative costs and revenue received under service level agreements under which we service real estate secured receivables. As a result of facility closings subsequent to September 30, 2016 and lower administrative costs with affiliates due to the continuing reduced scope of our business operations as well as the significant decrease in the levels of receivables we service for affiliates as previously discussed, servicing and other fees received from affiliates decreased during the three and nine months ended September 30, 2017.
Lower of amortized cost or fair value adjustment on receivables held for sale during the three and nine months ended September 30, 2017 and 2016 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Income (expense)
Initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the period	$—	$(5)	$—	$(11)
Lower of amortized cost or fair value adjustment subsequent to the initial transfer to held for sale	(16)	(3)	155	(108)
Lower of amortized cost or fair value adjustment	$(16)	$(8)	$155	$(119)
During the three months ended September 30, 2017, we recorded an additional lower of amortized cost or fair value adjustment of $16 million, of which $10 million related to a change in fair value resulting from a change in the estimated pricing on a specific pool of receivables and $6 million related to settlements. Settlements reflect either receivable charge-off or payoff (including short sales) or transfer of receivables to real estate owned ("REO".) During the nine months ended September 30, 2017, we reversed $155 million of the lower of amortized cost or fair value adjustment recorded in prior periods, of which $153 million reflects reversals attributable to fair value changes resulting from aggregating all receivables held for sale into pools based on the marketing strategy for the remainder of 2017 as well as improvements in the fair value of these receivables during the first nine months of 2017. The lower of amortized cost or fair value adjustment for the nine months ended September 30, 2017 also includes reversals attributable to the impact of settlements totaling $2 million.
During the three and nine months ended September 30, 2016, we recorded an additional lower of amortized cost or fair value adjustment on receivables held for sale totaling $3 million and $108 million, respectively. Of this amount, $15 million and $145

HSBC Finance Corporation

million during the three and nine months ended September 30, 2016, respectively, reflects additional adjustments attributable to fair value changes as a result of establishing separate pools for receivables being marketed and $12 million and $37 million, respectively, of reversals related to settlements as described above.
We did not record an initial lower of amortized cost or fair value adjustment during the three or nine months ended September 30, 2017 as no new receivables were transferred to held for sale during the first nine months of 2017 as a result of classifying our entire portfolio of receivables as held for sale in September 2016. During the three and nine months ended September 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale totaling $562 million and $587 million, respectively, of which $5 million and $11 million, respectively, was attributable to non-credit factors and recorded as a component of other revenues in the consolidated statement of income (loss). The remainder of the total initial lower of amortized cost or fair value adjustment for the three and nine months ended September 30, 2016 of $557 million and $576 million, respectively, was attributed to credit factors and recorded as a component of the provision for credit losses.
See Note 2, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Gain (loss) on sale of real estate secured receivables The following table summarizes receivables sold during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Unpaid principal balance at the time of sale	$1,244	$930	$6,228	$5,652

Aggregate cash consideration received	$1,196	$715	$6,059	$5,382
Aggregate carrying value at the time of sale	1,048	714	5,267	4,933
Transaction costs	9	6	38	31
Gain (loss) on sale of real estate secured receivables	$139	$(5)	$754	$418
Loss on extinguishment of debt held by non-affiliates for the three and nine months ended September 30, 2017 reflects the impact of the purchase of $1.1 billion of our senior subordinated debt held by non-affiliates in September 2017.
Loss on extinguishment of debt held by HSBC affiliates for the three and nine months ended September 30, 2017 reflects the impact of the repurchase of the senior subordinated debt held by HSBC in September 2017. The loss on extinguishment of debt held by HSBC affiliates for the nine months ended September 2017 also includes a loss on extinguishment of debt held by HSBC affiliates of $28 million recorded during the first quarter of 2017 as a result of prepaying a $2.5 billion credit agreement with HSBC USA Inc. ("HSBC USA") in March 2017.
Other income increased during the three and nine months ended September 30, 2017 as a result of larger releases during the current year periods in the reserve for repurchase liabilities related to receivable sale transactions which occurred in prior periods. Changes in the reserve for repurchase liabilities related to receivable sale transactions which occurred in the current year periods are included as a component of gain (loss) on sale of real estate secured receivables.

HSBC Finance Corporation

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Balance at beginning of period	$62	$43	$53	$36
Increase (decrease) in liability recorded through earnings(1)	(5)	2	8	9
Realized losses	(3)	—	(7)	—
Balance at end of period	$54	$45	$54	$45

(1)
The portion of the increase in the reserve for repurchase liabilities arising at the time of a receivable sale transaction are included as a component of gain (loss) on sale of real estate secured receivables and are not reflected in other income.

Operating Expenses  The following table summarizes the components of operating expenses.

			Increase (Decrease)
	2017	2016	Amount	%
	(dollars are in millions)
Three Months Ended September 30,
Salaries and employee benefits	$43	$56	$(13)	(23.2)%
Occupancy and equipment expenses, net	2	3	(1)	(33.3)
Real estate owned expenses	—	1	(1)	(100.0)
Support services from HSBC affiliates	15	40	(25)	(62.5)
Other expenses	21	35	(14)	(40.0)
Total operating expenses	$81	$135	$(54)	(40.0)%

Nine Months Ended September 30,
Salaries and employee benefits	$79	$128	$(49)	(38.3)%
Occupancy and equipment expenses, net	9	13	(4)	(30.8)
Real estate owned expenses	1	6	(5)	(83.3)
Support services from HSBC affiliates	59	120	(61)	(50.8)
Provision for securities litigation liability	—	575	(575)	(100.0)
Other expenses	61	144	(83)	(57.6)
Total operating expenses	$209	$986	$(777)	(78.8)%
Salaries and employee benefits decreased during the three and nine months ended September 30, 2017 due to the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease during the year-to-date period also reflects a gain on curtailment of $13 million related to our postretirement plans. See Note 8, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for additional information. The decrease was partially offset by an out of period adjustment recorded in the third quarter of 2017 associated with certain employee medical benefits which increased Salaries and employee benefits expense by approximately $22 million.
Occupancy and equipment expenses, net were decreased during the three and nine months ended September 30, 2017 due to lower rental expense and lower repair and utility costs reflecting the impact of the continuing reduced scope of our business operations.
Real estate owned expenses decreased during the three and nine months ended September 30, 2017 driven by fewer average numbers of REO properties held during the year.

HSBC Finance Corporation

Support services from HSBC affiliates decreased during the three and nine months ended September 30, 2017 due to lower technology and centralized support services provided by HTSU reflecting the reduced scope of our business operations. To a lesser extent, the decrease in support services from affiliates during the three and nine months ended September 30, 2017 also reflects lower fees for the servicing of receivables by HSBC affiliates as a result of receivable sales subsequent to September 30, 2016.
Provision for securities litigation liability As discussed more fully in Note 20, "Litigation and Regulatory Matters," in our 2016 Form 10-K, in June 2016, we agreed to pay $1,575 million to settle all claims of the outstanding securities litigation. As a result, we recorded a provision for securities litigation liability of $575 million during the second quarter of 2016.
Other expenses decreased during the three and nine months ended September 30, 2017 reflecting lower file review costs related to our receivable sales program, lower third party collection costs and, in the year-to-date period, lower litigation costs. For the nine months ended September 30, 2017, the decrease also reflects a reduction of an accrual related to mortgage servicing matters. The decrease in both periods also reflects the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

	2017		2016
	(dollars are in millions)
Three Months Ended September 30,
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(76)	(35.0)%	$(213)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	1.5		(8)	(1.3)
Adjustment with respect to tax for prior periods(1)	—	—	8	1.3
Change in valuation allowance(2)	—	—	17	2.8
Uncertain tax positions(3)	(2)	(.9)	(10)	(1.6)
Other non-deductible/non-taxable items	(3)	(1.4)	(3)	(.5)
Other	(4)	(1.7)	6	1.0
Total income tax expense (benefit)	$(84)	(38.5)%	$(203)	(33.3)%

Nine Months Ended September 30,
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$166	35.0%	$(325)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	21	4.4	(16)	(1.7)
Adjustment with respect to tax for prior periods(1)	—	—	30	3.2
Change in valuation allowance(2)	—	—	17	1.8
Uncertain tax positions(3)	(4)	(.7)	(22)	(2.4)
Other non-deductible/non-taxable items	(8)	(1.7)	(6)	(.6)
Other	(1)	(.4)	—	—
Total income tax expense (benefit)	$174	36.6%	$(322)	(34.7)%

(1)
For the three and nine months ended September 30, 2016, the amounts include a $8 million and $15 million adjustment, respectively, related to the Federal audit of the 2013 tax year. The amount for the nine months ended September 30, 2016, was also impacted by a reversal of approximately $15 million associated with an out of period adjustment to our deferred tax asset balance.

(2)	For the three and nine months ended September 30, 2016, the amounts reflect an increase in valuation allowance reserves on certain state net operating loss carryforwards.

(3)
For the three and nine months ended September 30, 2016, the amounts primarily relate to the resolution of an uncertain item during the third quarter of 2016 primarily related to the Federal Audit of the 2013 tax year. Additionally, the nine months ended September 30, 2016, also reflects the conclusion of certain State audits.

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
The table below summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of receivables ("delinquency ratio") for our portfolio of real estate secured receivables, all of which are classified as held for sale at September 30, 2017, June 30, 2017 and December 31, 2016.

	September 30, 2017	June 30, 2017	December 31, 2016
	(dollars are in millions)
Dollars of contractual delinquency(1)	$31	$285	$457
Delinquency ratio	12.10%	21.18%	8.05%

(1)	The receivables held for sale balances reflect the lower of amortized cost or fair value for the receivable.
Dollars of contractual delinquency for real estate secured receivables held for sale at September 30, 2017 decreased as compared with June 30, 2017 and December 31, 2016 as a result of the sale of substantially all of our receivables during the first nine months of 2017.
The delinquency ratio for real estate secured receivables held for sale was 12.10 percent at September 30, 2017 compared with 21.18 percent at June 30, 2017 and 8.05 percent at December 31, 2016. The fluctuations in the delinquency ratio during the three and nine months ended September 30, 2017 reflect the impact of differences in the credit quality mix of the various receivable sales transactions that have occurred during the first nine months of 2017.
See "Customer Account Management Policies and Practices" regarding the delinquency treatment of re-aged and modified accounts.
Net Charge-offs  As discussed in prior filings, beginning in September 2016 all of our receivables are classified as held for sale and we no longer record charge-offs on these receivables as they are carried at the lower of amortized cost or fair value. Accordingly, there are no net charge-off dollars to report for the quarterly periods ended September 30, 2017 and June 30, 2017. For the quarterly period ended September 30, 2016, net charge-off dollars totaled $826 million and the net charge-off ratio (net charge-offs for the quarter, annualized, as a percentage of average receivables for the quarter) was 46.43 percent.
Nonperforming Assets  Nonperforming assets consisted of the following for the periods presented:

	September 30, 2017	June 30, 2017	December 31, 2016
	(in millions)
Nonaccrual receivables held for sale(1)	$24	$247	$381
Real estate owned	10	19	31
Total nonperforming assets	$34	$266	$412

(1)
The receivables held for sale balances reflect the lower of amortized cost or fair value for the receivable. Nonaccrual receivables reflect all receivables which are 90 or more days contractually delinquent as well as second lien receivables (regardless of delinquency status) where the first lien receivable that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables totaling $35 million, $183 million and $252 million at September 30, 2017, June 30, 2017 and December 31, 2016, respectively, which are less than 90 days contractually delinquent and not accruing interest. In addition, nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged receivable subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

HSBC Finance Corporation

Nonaccrual receivables held for sale decreased at September 30, 2017 compared with June 30, 2017 and December 31, 2016 as a result of the sale of substantially all of our receivables during the first nine months of 2017.
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
As of September 30, 2017, we utilized the following account management actions:

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

As previously discussed, as of September 30, 2017 we have sold substantially all of our receivables held for sale and expect that the remaining receivables will be sold before December 31, 2017. Beginning on October 1, 2017, we ceased offering modifications and modification re-ages. We will continue to offer collection re-ages to borrowers until the associated receivables are sold. As a result of these factors, the reporting of outstanding balances associated with our account management actions and the performance of these accounts is no longer meaningful. Therefore, beginning in the third quarter of 2017, we no longer report this activity. See "Credit Quality" in MD&A in our 2016 Form 10-K and in our Form 10-Q for the six month period ended June 30, 2017 for historical information regarding our account management programs.
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

HSBC Finance Corporation

Because our lending activities were primarily to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at September 30, 2017. The following table reflects the percentage of receivables by state which individually account for 5 percent or greater of our portfolio.

Percent of Total Real Estate Secured Receivables
New York	14.1%
Florida	8.2
Virginia	7.8
Pennsylvania	6.0
California	5.6
Maryland	5.5

Liquidity and Capital Resources

HSBC Related Funding  We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC's operations in the United States. All of our ongoing funding requirements have been integrated into the overall HSBC North America funding plans with any future funding requirements to be sourced primarily through HSBC USA or HSBC North America.
Due to affiliates totaled $3,300 million at December 31, 2016. In March 2017, we prepaid $2.5 billion of the due to affiliates balance and incurred a loss on extinguishment of debt held by HSBC affiliates of $28 million. In September 2017, we repurchased the senior subordinated debt held by HSBC and recorded a loss on extinguishment of debt held by HSBC affiliates of $85 million during the third quarter of 2017. As a result of these transactions, at September 30, 2017 we no longer have any debt outstanding with affiliates.
Interest rates on funding from HSBC subsidiaries was market-based and comparable to those available from unaffiliated parties.
See Note 9, "Related Party Transactions," in the accompanying consolidated financial statements for further discussion about our funding arrangements with HSBC affiliates, including derivatives.
Short-Term Investments  Securities purchased under agreements to resell ("Resale Agreements") totaled $4,040 million and $2,392 million at September 30, 2017 and December 31, 2016, respectively, all of which were purchased from HSBC Securities (USA) Inc. The collateral subject to the Resale Agreements consists of investment-grade securities, primarily U.S. Treasuries or U.S. government backed securities. Interest bearing deposits with banks totaled $1,500 million at December 31, 2016 and were with HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). We did not have any interest bearing deposits at September 30, 2017. Short-term investments increased as compared with December 31, 2016 reflecting cash received from receivable sales, partially offset by debt repayments.
Long-Term Debt (excluding amounts due to affiliates) decreased to $1,836 million at September 30, 2017 from $4,340 million at December 31, 2016. There were no issuances of long-term debt during the nine months ended September 30, 2017 and 2016. Repayments of long-term debt totaled $2,584 million and $5,074 million during the nine months ended September 30, 2017 and 2016, respectively.
In September 2017, we repurchased $1.1 billion of our senior subordinated debt held by non-affiliates and recorded a loss on extinguishment of debt held by non-affiliates of $174 million during the third quarter of 2017.
As previously discussed, we have called a meeting of the Bondholders of our Japanese Yen Bonds. The meeting, which is scheduled for November 1, 2017, is to seek approval to change to the terms of the Bonds which would allow us to redeem the Bonds prior to the current redemption date of February 16, 2021 and to change the redemption amount to include a premium of 9.156 percent. The Proposal will also require approval of the Japanese court.

HSBC Finance Corporation

Maturities of long-term debt at September 30, 2017, including secured financings based on the anticipated clean-up date for the collateralized funding transactions, are as follows:

(in millions)
2017	$103
2018	185
2019	168
2020	—
2021	1,238
Thereafter	142
Total	$1,836
Secured financings previously issued under public trusts of $76 million at September 30, 2017 are secured by $195 million of closed-end real estate secured receivables which are classified as receivables held for sale at September 30, 2017. Secured financings previously issued under public trusts of $404 million at December 31, 2016 were secured by $750 million of closed-end real estate secured receivables which are classified as receivables held for sale at December 31, 2016.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance of all foreign-denominated notes to fix the notes in U.S. dollars.
We have used derivatives for managing interest rate and currency risk but we do not otherwise enter into off-balance sheet transactions.
Common Equity  During the nine months ended September 30, 2017 and 2016, we did not receive any capital contributions.
Equity ratio  Common and preferred equity to total assets totaled 70.84 percent at September 30, 2017 compared with 39.14 percent at December 31, 2016.
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
HSBC North America participates in the Federal Reserve Board's ("FRB") Comprehensive Capital Analysis and Review ("CCAR") program and submitted its latest CCAR capital plan and annual company-run stress test results in April 2017. In June 2017, the FRB informed HSBC North America that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2017 CCAR submission. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
2017 Funding Strategy  The following table summarizes our current range of estimates for funding needs and sources for 2017:

	Actual Jan. 1 through Sept. 30, 2017	Estimated October 1 through December 31, 2017 (Minimum-Maximum)(1)			Estimated Full Year 2017 (Minimum-Maximum)
	(in billions)
Funding needs:
Long-term debt retired	$3	$—	-	$—	$3	-	$3
Affiliate debt retired	3	—	-	—	3	-	3
Total funding needs	$6	$—	-	$—	$6	-	$6
Funding sources:
Receivable sales	$6	$—	-	$—	$6	-	$6
Total funding sources	$6	$—	-	$—	$6	-	$6

(1)	Estimated funding needs and funding sources for October 1, 2017 through December 31, 2017 are less than $1 billion.

HSBC Finance Corporation

Our cash requirements during the nine months ended September 30, 2017 were primarily met from proceeds of sales of real estate secured receivables. For the remainder of 2017, we expect that proceeds from sales of real estate secured receivables and other balance sheet attrition will generate the liquidity necessary to meet our maturing debt obligations.

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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At September 30, 2017 and December 31, 2016, our Level 3 assets recorded at fair value on a non-recurring basis totaled $256 million (3 percent of total assets) and $5,674 million (41 percent of total assets), respectively. At September 30, 2017 and December 31, 2016, we had no Level 3 assets recorded at fair value on a recurring basis. The decrease in Level 3 assets recorded at fair value on a non-recurring basis has declined since December 31, 2016 as a result of the sale of substantially all of our receivables held for sale during the nine months ended September 30, 2017.
Classification within the fair value hierarchy is based on whether the lowest level input that is significant to the fair value measurement is observable. As such, the classification within the fair value hierarchy is dynamic and can be transferred to other hierarchy levels in each reporting period.
See Note 11, "Fair Value Measurements," in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value. Additionally, see Note 11, "Fair Value Measurements," in the accompanying consolidated financial statements for information about transfers between Level 1 and Level 2 measurements and transfers between Level 2 and Level 3 measurements during the three and nine months ended September 30, 2017 and 2016.

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

HSBC Finance Corporation

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
See "Risk Management" in MD&A in our 2016 Form 10-K for a more complete discussion of the principal risks associated with our operations and the objectives of our risk management system as well as our risk management policies and procedures. There have been no material changes to our approach to credit risk management, market risk management, reputational risk management, strategic risk management, model risk management or pension risk management since December 31, 2016.
Liquidity Risk Management  The primary driver of our liquidity going forward will be sales of real estate secured receivables and other balance sheet attrition. However, as we continue to execute our receivables sales program, cash flows subsequent to 2017 may not provide sufficient cash to fully cover all of our financial obligations in future periods. We currently do not expect third party debt to be a source of funding for us in the future given the run-off nature of our business. Any required incremental funding has been integrated into the overall HSBC North America funding plan and we expect it to be sourced through HSBC USA, HSBC North America, or will be obtained through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.
HSBC North America maintains a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on its businesses. The liquidity contingency funding plan is reviewed annually and approved by the Risk Committee of the Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators is monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, widening of our own credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without HSBC affiliate access to the wholesale unsecured funding market for at least 90 days. Contingency funding needs will be satisfied primarily through liquidation of short-term investments, sale of receivables or secured borrowing using the mortgage portfolio as collateral. We maintain a liquid asset buffer consisting of cash and short-term liquid assets.
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
The following table summarizes our credit ratings at both September 30, 2017 and December 31, 2016:

	Standard & Poor's Corporation	Moody's Investors Service	Fitch, Inc.
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A

HSBC Finance Corporation

Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. As of September 30, 2017, there were no pending actions from these rating agencies in terms of changes to the ratings presented in the table above for HSBC Finance Corporation.
Other conditions that could negatively affect our liquidity include unforeseen capital requirements, a strengthening of the U.S. dollar which would require us to post additional collateral for our cross currency swaps and an inability to obtain expected funding from HSBC and its subsidiaries.
See "Liquidity and Capital Resources" for further discussion of our liquidity position.
There have been no material changes to our approach to liquidity risk management since December 31, 2016.
Interest Rate Risk Management  Interest rate risk is the potential reduction of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to rate movements. Due to the sale of substantially all of our receivables, interest expense now outpaces interest income. As a result, we are reporting net interest expense on our consolidated statement of income (loss) as opposed to net interest income and will continue to do so in future periods.
In response to these changing dynamics, we have made changes to the way in which we manage interest rate risk. Currently, interest rate risk is monitored and managed by HSBC North America. HSBC North America has established certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for each of its subsidiaries. The limit that HSBC North America has established for us is the Present Value of a Basis Point ("PVBP"), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering correlation factors or assumptions. At September 30, 2017, our absolute PVBP position was $1.3 million compared with our limit of $3.0 million. Any necessary interest rate risk management actions would be taken directly by HSBC North America and reflected on their balance sheet.
In addition to interest rate risk implications, the receivable sales program also has liquidity risk implications as cash flows subsequent to 2017 may not provide sufficient cash to fully cover all of our financial obligations in future periods. We are currently evaluating various options corresponding to the remaining other assets and liabilities from both an interest rate risk and liquidity risk perspective. The ultimate resolution and timing is dependent on several factors.
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
Security Risk Management As discussed above, during the second quarter of 2017, activities related to financial crime and fraud risk management activities are no longer performed by the Security and Fraud Risk Management function, but are now performed by the Financial Crime Risk function. Additionally, the Security and Fraud Risk Management function was renamed "Security Risk Management" to reflect this reorganization. During the third quarter of 2017, Security Risk Management was expanded to include Insider Risk which focuses holistically around managing, monitoring and controlling the risks related to all insiders, including employees, contractors and third parties. There have been no other material changes to our approach to security risk management since December 31, 2016.

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At September 30, 2017, the HSBC Group had five loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, South Korea, and Japan. The HSBC Group
continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles.
There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2017 relating to the loans in repayment. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
Additionally, the HSBC Group processed one payment related to the aforementioned loans for the benefit of the Japanese export credit agency. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2017 relating to that payment.
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
There was no measurable gross revenue in the third quarter of 2017 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were canceled in the third quarter of 2017 and approximately 19 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. These accounts are generally no longer restricted under U.K. law, though HSBC maintains restrictions on the accounts as a matter of policy. The HSBC Group is seeking to exit these accounts and has begun transferring the funds to the client's accounts at other financial institutions. Estimated gross revenue in the third quarter of 2017 on these accounts, which includes fees and/or commissions, was approximately $27,180.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving six employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the third quarter of 2017 was approximately $990.

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
Other Activity The HSBC Group has an insurance company customer in the United Arab Emirates that made two payments for the reimbursement of medical treatment to a hospital located in the United Arab Emirates and owned by the Government of Iran. HSBC processed the payments to the hospital made by its customer. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2017 relating to these two payments.
The HSBC Group has a travel agent customer in Europe that made four payments to an airline owned by the Government of Iran for the purchase of airline tickets on behalf of a customer. There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2017 relating to these payments.
Frozen accounts and transactions The HSBC Group maintains several accounts that are frozen as a result of relevant sanctions programs and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the third quarter of 2017.There was no measurable gross revenue or net profit to the HSBC Group during the third quarter of 2017 relating to these frozen accounts.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016, (iv) the Consolidated Statement of Changes in Equity for the nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 30, 2017

HSBC FINANCE CORPORATION

By:	/s/ MICHAEL A. REEVES
Michael A. Reeves
Executive Vice President